Form 10-K
period 2006-05-31
Lawson Software, Inc.
filed 2006-08-29
CIK 1344632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO

Commission file number: 000-51942

LAWSON SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-3469219 (I.R.S. Employer Identification Number)

380 ST. PETER STREET
ST. PAUL, MINNESOTA 55102

(Address of principal executive offices)

(651) 767-7000

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Common Stock, $0.01 Par Value Per Share
Preferred Stock Purchase Rights

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ☐      Accelerated filer     ☒      Non-accelerated filer     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of Common Stock on November 30, 2005 as reported on the Nasdaq National Market, was approximately $670,924,388.

The number of shares of the registrant’s common stock outstanding on August 22, 2006 was 186,356,976.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders to be held October 26, 2006 are incorporated by reference in Part III of this Form 10-K Report.

LAWSON SOFTWARE, INC.

Form 10-K

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions and the expected impact of recently issued accounting pronouncements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this Annual Report on Form 10-K and in other documents the Company files from time to time with the Securities and Exchange Commission.

Part I

Item 1.                        Business

GENERAL

Lawson Software is a global provider of enterprise software. We provide business application software, services and maintenance to customers primarily in the services sector, trade industries, and manufacturing/distribution sectors. Within these broad sectors, we specialize in specific markets including healthcare, public services, retail, financial services, food and beverage, and wholesale distribution. In the manufacturing sector we serve both process manufacturing and discrete manufacturing customers. In the service sector we serve both asset-intensive and labor-intensive services enterprises. Our goal is to be the leading global Enterprise Resource Planning (ERP) software provider in our target markets, with a particular focus on meeting the needs of resource-strained and mid-market customers.

On April 25, 2006, we completed our acquisition of Intentia International AB (“Intentia”), a Stockholm, Sweden-based provider of enterprise software, in an all-stock transaction valued at $458.6 million. Through this acquisition our newly combined company has greater operational scale, a broader product portfolio, and broader geographic reach with which to compete in the global enterprise application market. For additional information regarding this transaction, refer to Note 4 of Notes to Consolidated Financial Statements.

Lawson serves customers in three geographic regions: the Americas; Europe, Middle East, and Africa (EMEA); and the Asia-Pacific region including Australia and New Zealand (APAC). We provide software in 20 languages to more than 4,000 customers in 40 countries and have 3,400 employees located throughout the world.

Our software solutions include enterprise financial management, human capital management, business intelligence, asset management, enterprise performance management, supply chain management, service management, manufacturing operations, business project management and industry-tailored applications. Lawson solutions assist customers in simplifying their businesses or organizations by helping them streamline processes and reduce costs resulting in enhanced business or operational performance. Lawson solutions help automate and integrate critical business processes, aiding in collaboration among our customers and their partners, suppliers and employees. Through our consulting services we primarily help our customers implement Lawson applications. Through our maintenance services we provide ongoing support, upgrades, and assistance to our customers.

We generate revenue through software license fees, fees for consulting, including training and implementation services, and fees for customer support and maintenance. We market and sell our software and services primarily through a direct sales force, which is augmented by channel partners and resellers.

Lawson was founded and incorporated in 1975. In February 2001, we reincorporated in Delaware through a merger with our predecessor, Lawson Associates, Inc., a Minnesota corporation. We established a new Delaware corporation as our parent company as part of the acquisition of Intentia in April 2006.

Lawson has more than 40 offices around the world. Our principal executive offices are located at 380 Saint Peter Street, St. Paul, Minnesota 55102-1302. Our main telephone number at that location is 651-767-7000. Our website is at www.lawson.com. Other than the information expressly set forth in this annual report, the information contained or referred to on our website is not part of this annual report.

ENVIRONMENT

We face a competitive and challenging environment for sales of our software and services. Industry consolidation continues to be a primary factor shaping the selling environment. Our vertical market focus and low total cost of ownership continue to be differentiators on which Lawson competes in the market.

Consolidation

In recent years, the enterprise software industry has seen numerous consolidations, mergers and acquisitions. This activity has included acquisitions made by larger companies seeking to acquire customers or to fill out their product line as well as consolidations of companies of similar size joining forces in order to better compete in the market. For example, in 2003, J.D. Edwards & Company was acquired by PeopleSoft Inc. Subsequently in 2005, PeopleSoft was acquired by Oracle Corporation. Oracle also acquired Retek Inc. in 2005 and Seibel Systems, Inc. in 2006. In July 2006, Infor Global Solutions closed the previously announced acquisition of SSA Global and may become another major provider of enterprise software in the industry.

While these combinations have resulted in larger competitors with broader product lines, it has also resulted in fewer competitors and less choice for customers. We believe the industry consolidation has created a void in the market, particularly for customers with I/T resource or budget constraints, which generates an opportunity for Lawson. As a result, Lawson opted to combine forces with another company to fill this market gap and better compete on a global scale. This resulted in Lawson’s April 2006 acquisition of Intentia. Through this acquisition, Lawson now has greater operational scale, a broader product portfolio, expanded industry vertical market capabilities and broader geographic reach with which to compete in the global enterprise application market. We believe that many of our target customers are interested in more software choices than two or three vendors and that Lawson is a competitive choice compared with the large horizontal players on one end of the industry spectrum and the smaller niche players on the other end. For additional information regarding the Intentia transaction, refer to Note 4 of Notes to Consolidated Financial Statements.

Vertical Market and Customer Focus

For the past decade, Lawson and Intentia focused on specializing in several vertical industry markets including healthcare, public services, retail, financial services, food and beverage, manufacturing and wholesale distribution. We believe an industry-specific focus is fundamental to our ability to help our customers achieve their desired results from their enterprise application investments. Expanding our vertical market capability and worldwide customer base was a driving force behind Lawson’s combination with Intentia.

While we develop expertise in the markets we serve, we manage our company as a single business unit with leaders who are knowledgeable in the sale of our products and services, and support of customers of all sizes across all industry verticals. Many of our products have applications across multiple industries and are well-suited for customers outside of our targeted verticals. For example, our human capital management, enterprise financial management, business intelligence and asset management solutions have broad application across many industries. We have customers both inside and outside of our targeted verticals with business needs that are well addressed by our products and solutions. We have experienced sales account executives and consultants that focus on these customers, and a significant part of our business is conducted outside of our targeted verticals. In order to achieve greater operational scale and leverage costs we intend to continue to operate as one business segment and integrate the operations of the Intentia and the legacy Lawson under one leadership structure for all verticals.

We believe we have established a respected expertise in the markets and with the customer segments we serve. Because many businesses in our target markets are mid-to-large-size, we also have developed an expertise serving the mid-market, which comprises the vast majority of our customer base. We consider the mid-market to have strong growth potential for ERP vendors during the next five years. Increasingly, businesses within this category are looking to buy, add to or replace the systems that they are using to help manage their financial, human resources, procurement, distribution or other business management processes.

Lawson’s industry-specific focus and flexible product design enable fast and easy deployment of our software. We believe our expertise within our markets allows our services teams to simplify the process of deploying our applications. As a result, our customers save time, effort and expense in implementing, maintaining and using Lawson applications. In addition, Lawson’s professional services organization provides industry-specific implementation advice focused on best practices and value delivery for our customers. Our industry-specific orientation, flexible product design and customer focus helps differentiate Lawson in the competitive enterprise applications market from larger competitors.

COMPETITION

The enterprise applications software industry is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. Some of our competitors have an advantage over us due to their larger customer bases, larger technical staffs, greater brand name recognition, greater international presence and substantially greater financial and marketing resources. We believe that the principal competitive factors affecting our market include:

•       Product features, functionality, performance and price

•       Knowledge of a customer’s industry and tailored solutions

•       Company stability, resources and reputation

•       Ease of integration and speed of implementation

•       Level of customer service

•       Sales and marketing efforts

•       New product and technology introductions

We believe Lawson has competitive advantages over a number of our competitors. Some of these advantages include:

•       31 years of experience serving mid-market customers

•       Low total cost of ownership

•       Industry-specific experience

•       Industry-focused solutions

•       Openness and flexibility of our software’s architecture

Through our April 2006 acquisition of Intentia, Lawson has greater operational scale, a broader product portfolio, expanded industry vertical market capabilities and broader geographic reach with which to compete in the global enterprise application market. We believe this acquisition better positions Lawson to compete against our two largest competitors, SAP AG and Oracle Corporation. Both are large global ERP vendors that are increasingly targeting mid-sized businesses as their traditional larger-customer market becomes saturated. We believe there is market demand for an alternative vendor that can offer scalable applications that are simpler to implement and operate than the more complex applications of SAP and Oracle. Our focus is on delivering simpler solutions with lower total ownership costs.

As a larger, stronger company, Lawson is now better positioned to compete and win against SAP and Oracle in all customer engagements, but especially for resource-constrained mid-sized organizations. Our newly combined product portfolio now spans all core enterprise applications, and mid-sized organizations account for the majority of our installed customer base. By increasing our scale and the range of our products, we believe that Lawson will also provide a compelling alternative to attempts by Microsoft, another significant competitor, to move into the middle-market segment.

In addition to the combination with Intentia, during fiscal 2006, Lawson also strengthened its competitive position by launching Lawson System Foundation 9, our new technology platform; launching Landmark, our new open standards based architecture; and improving our consulting and maintenance services.

PRODUCTS AND SOLUTIONS

Lawson’s enterprise software solutions focus on delivering competitive advantage and business flexibility. Lawson customers demand sophisticated, global business applications and services to manage their business processes more efficiently—all at a low total cost of ownership. Lawson’s solutions fall within two main product lines:  “Lawson S3” and “Lawson M3,” with many of the solutions in each product line having broad, cross-industry application.

Lawson S3 Products and Solutions—Applications in the S3 product line (legacy Lawson applications) help customers “staff, source and serve” in their respective markets. The S3 applications include human capital management, enterprise financial management, supply chain management, enterprise performance management, and overall system foundation. The Lawson S3 Enterprise Management System is specifically designed for services-centric industries.

Lawson M3 Products and Solutions—Applications in the M3 product line (the Intentia applications) provide solutions for customers who “make, move and maintain” goods or equipment in their markets. The M3 application suites include financial management, manufacturing operations, enterprise asset management, supply chain management, customer sales and service, enterprise performance management, business process management, and overall system foundation. The Lawson M3 product line is geared for product-centric and trade-oriented businesses facing resource constraints and whose processes are often complex and industry-specific.

Benefits of Our Solutions

We provide business application software in over 40 countries that helps automate and improve our customers’ business processes. The open architecture of our software gives customers a choice to deploy a pre-configured application or to customize the application in order to conform to unique business processes. The benefits of our software include:

Automation, Collaboration, and Analysis.   Our software automates business processes, enables collaboration among process participants and can deliver detailed analyses of process results. In addition, our back-office software suites can be implemented with our front-office solutions and tools to deliver broader organizational benefits. For example, our service automation software can enable authorized staff to assess critical information on service projects. The system can be configured to enable managers to identify and assign the appropriate personnel to projects based on skills and availability. The service automation software has been designed to allow personnel to enter their time and expenses associated with a project into our software, which allows these entries to be processed through our financial management software to assist with project accounting; our payroll application to update time records; our accounts payable application to reimburse employee expenses; and our enterprise performance management application to deliver financial, project and resource performance reports to appropriate managers.

Industry-Tailored Solutions.   We use our expertise in targeted vertical industries to provide pre-configured functionality that addresses the specific business needs of these industries, thus increasing the “out-of-the-box” utility of our applications. For example, our healthcare supply chain software helps streamline and optimize the supply chain operations from start to finish for one hospital or an entire network and our fashion and apparel solution is designed for companies that need to manage goods identified by such attributes as style, size, and color.

Flexible, Web-Based Architecture.   Our software can be deployed into a customer’s system with pre-configured functionality or customized to conform to the customer’s business processes using our software extension tools. Our flexible architecture enables our software to run on most leading hardware and operating system platforms and to operate with the leading relational database management systems. This allows our customers to choose the most appropriate platforms independently from selecting our applications. Furthermore, our applications can interface with most legacy systems through standard interfaces and integration protocols. The only required non-Lawson software is IBM Websphere. Because many of our applications do not require software to reside on the desktop computer and are accessed directly through a standard Web-browser or a supported wireless device, we believe many of our applications can be deployed and used without extensive training. Our software enables deployment in large, global enterprises and in small and medium-sized businesses.

Rapid and Cost-Effective Implementation.   Our industry focus and flexible software can enable fast, efficient deployment. We believe our knowledge of our targeted industries allows our industry-focused consulting services teams to implement our software with an in-depth understanding of the business needs of the customer, thereby in many cases reducing time, effort and expense.

Types of Software

Our S3 and M3 software product lines are comprised of core business applications, enterprise performance management applications and software extension tools.

Lawson S3 Software

Lawson Enterprise Financial Management.   The Lawson S3 Financials Suite helps organizations drive enterprise value with enhanced information and a platform for sustainable compliance. All financial suite applications are integrated and share common master data where appropriate. The Lawson Financials

Suite provides solutions for the full cycle of finance from budgeting and forecasting through the management of projects and activities to the reporting of results.

Lawson Human Capital Management.   The Lawson S3 Human Capital Management Suite is a full suite of products to help transform the role of the Human Resources professional from an administrative and policy enforcing role to that of a strategic business partner. Within the Human Capital Management Suite, the Lawson HR product group is designed to deliver simple and comprehensive products that offer an alternative to large complex ERP and stand-alone HR solutions. Lawson offers a stand-alone Human Capital Management solution or an integrated ERP to mid- and upper mid-market companies that seek alignment of people and processes with low total ownership cost.

Lawson Supply Chain Management.   The Lawson S3 Supply Chain Management Suite is a full suite of integrated procurement and distribution solutions with low total cost of ownership to mid- and upper-mid-market companies who seek reduced costs through enhanced supply chain processes and more effective supply management.

Lawson Software for Retailers.   Lawson’s S3 retail-specific software applications are built for high-volume retail enterprises to manage item information, category planning and review, assortment, pricing, promotions, warehouse replenishment, multi-channel ordering, store replenishment, forecasting and order determination. Lawson retail applications can help retailers select store locations, find the right product mix, and run successful promotions.

Lawson Services Management.   The Lawson S3 Services Management Suite includes Services Automation, which provides professional services organizations with tools to manage work, resources, time, expenses, and finances; Portfolio Manager, which analyzes active and prospective engagements to help determine which ones will deliver the best returns; and Time and Expense, which captures time and expense data in one place for employees, non-employees, offsite workers, and international staff.

Lawson Enterprise Performance Management (“EPM”).   The Lawson S3 Enterprise Performance Management Suite is an integrated suite of capabilities and applications designed to optimize corporate performance and corporate governance. It can access a variety of common data sources including both Lawson and non-Lawson applications. Lawson EPM provides actionable, role-based self-service information from a single data source to aid decisions throughout an enterprise. Within the EPM Suite, the Lawson Business Intelligence product can help streamline the way organizations gather, analyze, share, and act on business data.

Lawson Business Process Management.   The Lawson S3 Business Process Management Suite can be added to almost any Lawson application to tailor the application to a customer’s specific needs. These include User Productivity Tools, which provide additional information sharing, collection, and process/analysis capabilities; Data Integration Tools, which connect Lawson software with legacy systems, transaction systems, custom applications, and handheld devices; Development Tools, which allow developers to customize Lawson’s interface, and deploy Lawson software in new ways; System Tools, which allow an IT team to monitor and manage an organization’s Lawson system; and Workflow Tools, which allows organizations to notify employee’s of action in the system that needs their approval based on their business processes.

Lawson System Foundation.   The Lawson S3 System Foundation is the technical foundation that determines, to a substantial degree, the performance and value of the customer’s business software. Lawson has developed a standards-based, open run time infrastructure, Lawson System Foundation, which consolidates our core technology with other world-class technologies including middleware from IBM in order to meet or exceed customer’s expectations for ease of implementation, application performance, investment protection, security, scalability, total cost of ownership, and return on investment.

Industry-Tailored Solutions.   Lawson S3 has also utilized our industry-expertise in targeted industries to provide functionality that addresses the specific business needs of these industries. Examples of these industry-tailored applications for the S3 product line industry solutions include: Surgical Instrument Management, Par and Cycle Counting, Receiving and Delivery, Retail Operations, and Grant Management.

Lawson M3 Software

Lawson Financial Management.   The Lawson M3 Finance Suite enables customers to capture, analyze and manage financial information related to their companies’ operations. M3 finance includes accounting, costing, cash management, budgeting, consolidation and transaction management functionality. Its flexible accounting structures and processes are designed to operate in multiple currencies and manage local legal and tax requirements.

Lawson Manufacturing Operations.   The Lawson M3 Manufacturing Operations Suite enables organizations to centrally manage product data and control the manufacturing execution process. It can manage complex configured and attribute-controlled products and directly supports costing, planning and execution. Advanced functions support best practices such as lean manufacturing and meeting complex regulatory requirements (such as traceability and shelf life).

Lawson Supply Chain Management.   The Lawson M3 Supply Chain Management Suite is designed to increase visibility and improve material flow through the supply chain, in order to optimize the use of resources and inventory. Supply Chain encompasses sophisticated planning and optimization tools, configurable warehouse execution functions, advanced procurement applications, and comprehensive fulfillment and scheduling options.

Lawson Enterprise Asset Management.   The Lawson M3 Enterprise Asset Management (EAM) Suite is a preconfigured maintenance solution that provides asset data management, preventive maintenance, work order control, diagnostics management and statistical analysis which can significantly enhance the management of operational assets.

Lawson Enterprise Performance Management.   The Lawson M3 Enterprise Performance Management Suite is a set of applications that cross functional and process boundaries to consolidate, integrate and administrate data in an organization and make this data available in an appropriate format to those who need it. The suite extracts and consolidates data generated by dispersed systems and uses pre-built information models to speed up both the design and delivery time of key measurements to information users.

Lawson Customer Sales and Service.   The Lawson M3 Customer Sales and Service Suite offers a solution for market development, sales and after-sales service processes, particularly in multi-channel sales environments. Applications include sales and marketing automation, e-sales, sales management, service management, rental management, maintenance order management, and project management.

Lawson Business Process Management.   The Lawson M3 Business Process Management Suite provides companies the means to connect, configure and customize their enterprise application system. This suite permits the customization of role-based portals and user interaction, application-to-application integration and business-to-business communication, thereby ensuring that customers’ enterprise needs for business process modeling are fully supported.

Lawson System Foundation.   The Lawson M3 System Foundation Suite provides and manages the essential applications and functions necessary to run and operate the M3 Enterprise Management System. It combines an industry-standard, open-run-time environment with the tools for managing deployment, security and performance for all M3 applications.

SERVICES

Maintenance and Customer Support

Given Lawson’s focus on seeking to provide the lowest cost of ownership for our customers, we offer a comprehensive customer care program called Lawson Total Care. This includes software upgrades, updates, and corrections for the software under maintenance, as well as various levels of support including access to our knowledge base and the Lawson support team, technical advice, and application management.

Lawson’s maintenance and customer support is delivered through Lawson’s Support and Delivery organization of approximately 300 employees operating from product and support centers located around the world, supporting our global customers in more than 20 languages. State-of-the-art infrastructure provides for efficient collaboration with the customers’ internal support centers as well as with partners.

Consulting Services

Lawson offers a broad range of services to our customers in some 40 countries throughout the world. From the initial assessment and planning, to the implementation, through an upgrade and even providing extended support, we leverage Lawson applications to best enable our customer’s desired business outcomes. Our consulting services focus on quick implementation that lowers the total cost of ownership. We do this through simplified delivery methods including pre-configured solutions and delivery through global solution centers.

Lawson Learning provides the training and tools required to quickly and cost-effectively train on Lawson applications. Software users can access a large library of training solutions delivered via e-learning, attend a class, or take role-based training.

TECHNOLOGY ARCHITECTURE

New Technology Platform

Lawson provides flexible, open, standards-based software solutions. We believe that the open architecture of Lawson’s solutions provides superior quality, a low total cost of ownership, and a path to a Services Oriented Architecture (SOA). Launched in 2006, Lawson’s technology platform—“Lawson System Foundation 9”—combines Lawson’s newest technology with middleware from IBM for a high-performance, standards-based solution that provides comprehensive security, scalability, and usability. It also preserves customers’ choice of hardware platform while providing a foundation for next-generation Lawson applications designed for use within SOA environments.

New Application Architecture

In 2006, we launched a new standards-based technology application platform called “Landmark,” which will be used for products developed and released in the future. The new platform was designed to deliver business applications that are simple, adaptable and manageable. A Lawson innovation, Landmark is our new technology and pattern-driven applications construction model designed to help customers mitigate application complexity by reducing the lines of instructions required to design and build Lawson software applications. In addition to reducing development time, Landmark generates Java code, which should help reduce the risk of errors. This Java-based code delivers interoperability that protects and extends Lawson customers’ existing IT investments while working to ensure compatibility with future applications and technologies.

This new business applications platform is designed to increase overall application quality and improve the product lifecycle experience for Lawson customers, from construction to deployment,

implementation, integration, maintenance, and upgrades. Based on a Service Oriented Architecture (SOA), Landmark is designed to enable Lawson and its customers to quickly and easily modify and customize business processes for rapidly changing business needs. The significant reduction in lines of code errors and the move to an entirely open and standards-based technology will also help reduce implementation times and further lower total cost of ownership.

Landmark-developed applications and Web services will share the same data repository as customers’ existing Lawson applications which will enable customers to more easily transition to the new platform with fewer costs.

We plan to develop future Lawson products using Landmark, for both our M3 and S3 product lines. Those products are expected to run on an industry standard J2EE applications server. Under our expanded partnership with IBM, we plan to optimize our applications to work with IBM’s WebSphere Application Server. Lawson will offer a backbone of standards-based Web Services for SOA environments built on IBM middleware. Landmark supports key standards such as simple object access protocol (SOAP), web-service description language (WSDL), and extensible markup language (XML).

Principles

Lawson’s technology architecture is based on the concept of “Separation of Concerns”, in which there is a clear separation of the application and technology layers: the user interface, Web services, application components, database services, and connections to external systems. This approach gives Lawson the flexibility to deliver releases for the technology or application layers on different schedules, adopt new technologies and standards more readily, and develop industry-specific applications. Lawson helps protect customer investment and reduce the risks of transition to new releases. Lawson’s technology architecture adheres to the following principles:

Simplicity.   We believe most of the problems in the software industry are caused by the overwhelming complexity of applications. We seek to solve the complex problems of our customers with the simplest possible solution. Lawson’s applications are designed for simplicity of use from implementation through life cycle management; in the user interfaces, in business processes, and through support and maintenance.

Open Standards-Based Architecture.   Lawson pursues open standards and a service-oriented architecture for applications. Services such as Internet Object Services and Business Component Integrator (“BCI”) can help our customers connect their other systems to Lawson, allowing our customers to work with the computing platforms and technologies they prefer or must maintain, such as custom-built legacy systems. With Lawson’s open architecture, there is no need for customers to abandon other technology investments or rebuild infrastructure to fit Lawson. Lawson’s systems operate on most industry standard hardware platforms including IBM, Sun, and Hewlett-Packard, and industry standard operating systems, including IBM i5, UNIX, and Windows on Intel servers.

Rich User Experience.   Lawson provides a consistent, easy-to-use, self-evident user experience. Many of Lawson’s products use thin-client architecture, which means that a customer’s internet, intranet, or extranet connection gives quick, easy, and secure access to those applications. Thin-client architecture may reduce staff training time, speed implementation, ease administration costs, and can give customers a more rapid return on their Lawson investment.

Scalability.   Our architecture is designed to grow with our customers and meet their evolving strategic needs. Lawson applications are designed to be personalized, extended, and integrated to meet the changing needs of an organization.

Security.   Lawson’s application and technology infrastructure can allow customers to build security policies as simple or complex as needed to meet the organization’s security requirements. Security policies can be created that authorize end users to access only the Lawson applications required to get their job done. Once an end user is authorized to access a Lawson application, even more restrictive security policies can be created that limit the end user to specific functions required to perform their job.

Architecture Model

Lawson’s architecture is based on scalable industry standard J2EE environments. Our solutions are offered across multiple configurations, giving customers choices for their platform, operating system, and database.

User Access Layer

Thin Client.   Provides user access via a PC, desktop, laptop, or mobile device. Browsers and thin clients that connect via an Internet/intranet connection, accesses the Lawson Portal and application components.

Web Server Layer

Web Services.   Lawson supports industry standards-based connectivity to application components. The Web server, Internet Object Services and the Lawson Portal are key components for deploying Lawson applications via the Internet. By using multiple configurations of Lawson System Foundation which uses IBM’s WebSphere Application Server, Lawson delivers scalability for high volume processing.

Lawson Portal.   Provides a single place for users to access all Lawson applications, Lawson extensions, non-Lawson applications, and other sources of information such as Web sites.

Application/Database Server Layer

Internet Object Services.   Provides the connection between Lawson and the World Wide Web and manages the communication between Lawson’s browser-based interfaces and Lawson applications and databases. The three main services are: Application Gateway Services, Data Mining Engine, and Drill Around®—a key feature that allows drilling down to sub-detail information related to certain Lawson applications.

Business Logic.   Provides a set of integrated business rules for Lawson core applications. These applications can be deployed separately or together as integrated solutions.

Database.   Provides customers the flexibility to select their optimal relational database. Current databases supported include IBM DB2, Oracle and Microsoft SQL Server.

Active Object Repository.   A dynamic enterprise data model that includes Interface Form Definitions, Information Relationships, Process Definitions, Logic Definitions, Security Definitions, Transaction Management Definitions, and Open Application Interfaces.

Lawson System Foundation.   The foundation of Lawson’s architecture and critical to system performance, scalability, availability, and reliability; oversees all activities on the Lawson application server, including security, system resources, transactions, data access, and job schedules.

Application Server.   Gives customers flexibility to use whatever platform fits their size, budget or strategic direction. Lawson products use industry standard middleware from IBM to run on a variety of hardware platforms such as Compaq, Dell, Hewlett Packard, IBM, Microsoft, and Sun.

SALES AND MARKETING

We market and sell our software and services solutions through a combination of a direct sales force, strategic alliances with systems integrators, and resellers. Our direct sales force and services organization is aligned with our strategy of providing industry-tailored applications. Within each services industry, we have a sales team dedicated to prospective customers and another team dedicated to sales to existing customers. We also have regional sales teams that focus on specific geographic territories. Our sales and service offices are located in three geographic regions: the Americas (including the United States, Latin America, and Canada); Europe, Middle East, and Africa (EMEA); and Asia Pacific (APAC).

In addition to our direct sales teams, we enter into strategic alliances with systems integrators and resellers to benefit from our partners’ resources, expertise and customer base. Business partner alliances allow us to expand our market presence through increased awareness of our software applications within our partners’ organizations and customer bases, and through their personnel who are trained to implement our software. Our channel partners market and promote our software products and typically provide implementation services to their end-users. Channel partners generate sales leads, make initial customer contacts, and assess needs prior to our introduction. In addition, some of our channel partners engage in customer support and localization of our products. We also engage in joint marketing programs, presentations of seminars, attendance at trade shows, and the hosting of conferences with many of our business partners.

We also use application service providers (ASPs) to distribute our products in a hosted environment. ASPs allow us to reach small-to medium-sized businesses that prefer a hosted solution. Our software’s architecture is easily distributed over the Internet and is highly scalable to serve many customers. It also supports multi-tenancy, which lets ASPs securely host multiple customers on a single set of our applications.

RESEARCH AND DEVELOPMENT

Since our inception, we have made substantial investments in software product development. We believe that timely development of new software applications, enhancements to existing software applications and the acquisition of rights to sell or incorporate complementary technologies and products into our software offerings are essential to maintain our competitive position in the market. The business application software market is characterized by rapid technological change, frequent introductions of new products, changes in customer demands, and rapidly evolving industry standards.

We are committed to continued investment in R&D to enhance our existing products as well as new applications using our Landmark development for both the M3 and S3 product lines.

Our total research and development expenses were $60.7 million, $62.2 million, and $64.9 million in fiscal 2006, 2005 and 2004, respectively. As of May 31, 2006, our research and development organization consisted of approximately 600 employees.

TRADEMARKS

“Lawson” and “Lawson Software” are registered trademarks in the United States and the European Union. Other trademarks and trade names appearing in this document are the property of their respective holders.

Intellectual Property and Product Liability

We regard certain aspects of our internal operations, software and documentation as proprietary, and rely on a combination of contract, copyright, patent, trademark and trade secret laws and other measures, including confidentiality agreements, to protect our proprietary information. Existing copyright laws afford only limited protection. We believe that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection is less significant than factors such as the knowledge, ability and experience of our employees, frequent software product enhancements, and the timeliness and quality of support services. We cannot guarantee that these protections will be adequate, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Historically, we have provided our clients source code for many of our products. We may elect to distribute only object code in the future. In either case, we will permit clients to obtain access to our other source code through a source code escrow arrangement. Access to our source code delivered in object format may increase the likelihood of misappropriation or other misuse of our intellectual property. In addition, the laws of certain countries in which our software products are, or may be licensed, do not protect our software products and intellectual property rights to the same extent as the laws of the United States and Sweden.

Software companies have increasingly applied for, and relied on, the protection of patents. To date, we hold one United States patent and have filed several patent applications. These applications may not result in issued patents and, even if issued will not provide assurance of a competitive advantage.

We do not believe our software products, third-party software products we offer under sublicense agreements, our trademarks, or other Lawson proprietary rights infringe the property rights of third parties. However, we cannot guarantee that third parties will not assert infringement claims against us with respect to current or future software products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.

Our license agreements with our clients contain provisions designed to limit the exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in these license agreements may not be valid as a result of certain local country laws or unfavorable judicial decisions.

Employees

As of May 31, 2006, we had approximately 3,400 employees, including approximately 500 in sales and marketing, approximately 600 in research and development, approximately 1,800 in services and customer support and approximately 500 in administration. Our performance depends to a large extent on our ability to attract, train and retain highly qualified personnel. None of our employees is represented by a labor union and we believe our relations with our employees are good.

Our current executive officers are:

Name	Age	Position
Harry Debes	55	President, Chief Executive Officer, Director
Robert G. Barbieri	51	Chief Financial Officer
James Anderson	45	Executive Vice President, Global Services
Dean J. Hager	39	Senior Vice President, Product Management
Bruce B. McPheeters	51	Senior Vice President, Secretary and General Counsel
Guenther Tolkmit	54	Senior Vice President, Product Development
Kristin Trecker	41	Senior Vice President, Human Resources

Harry Debes has served as our president and chief executive officer and as a director since June 2005. From November 2003 until June 2005, Mr. Debes was president and chief executive officer of SPL Worldgroup, a leading provider of enterprise software to the electric utility industry. From May 2001 until joining SPL Worldgroup, he was employed by JD Edwards & Co., an enterprise software company, where he served as senior vice president Americas until JD Edwards was acquired by Peoplesoft, Inc. in August 2003. From 1990 until May 2001, Mr. Debes was employed by GEAC Computer Corporation, an enterprise software company. While working for GEAC, Mr. Debes held a variety of positions including managing director of GEAC Asia-Pacific and president of GEAC Enterprise Solutions for the Americas.

Robert G. Barbieri has served as our chief financial officer since August 2000. From January 1997 until August 2000, Mr. Barbieri was employed by Apogee Enterprises, Inc., a publicly traded glass, coatings and service technologies company, serving most recently as vice president and chief financial officer. From 1984 until joining Apogee, Mr. Barbieri was employed by Air Products and Chemicals, Inc., a global gases and chemicals company, where he was controller for the general industries division of the gases group. Mr. Barbieri is a certified management accountant.

James Anderson has served as executive vice president of global services since April 2006. He joined Lawson through the merger with Intentia where he was senior vice president of global services for Intentia since October 2005. From March 2005 until joining Intentia, Mr. Anderson worked as a consultant. From 1994 until August 2003, he worked at J.D. Edwards & Co, an enterprise software company, and was serving as group vice president of North American services when J.D. Edwards was acquired by PeopleSoft, Inc in August 2003. He then served as a group vice president of services for PeopleSoft until they were acquired by Oracle in March 2005. Prior to working at J.D. Edwards, Mr. Anderson worked for Andersen Consulting for nine years.

Dean J. Hager has served as senior vice president of product management since April 2006. Mr. Hager served as our chief product officer from June 2004 until April 2006, executive vice president emerging markets from June 2003 until June 2004, executive vice president global products division from February 2001 until May 2002, executive vice president worldwide marketing from June 2000 to February 2001, vice president, e-business marketing from June 1999 until June 2000, and director of marketing for our former AS/400 business unit from May 1998 until June 1999. From March 1989 to May 1998, Mr. Hager was employed by IBM, where he held several management positions, with his last position held as senior program manager with its server products division.

Bruce B. McPheeters has served as corporate secretary since October 1999, general counsel since April 2000 and senior vice president since June 2002. Mr. McPheeters served as vice president administration from April 2000 until May 2002 and corporate counsel from September 1999 until April 2000. From 1981 until joining Lawson in September 1999, Mr. McPheeters was a business lawyer in private practice, focusing primarily in the areas of intellectual property, securities, and mergers and acquisitions of privately and publicly held companies. From December 1995 until September 1999, he was employed by the law firm of Gray, Plant, Mooty, Mooty & Bennett, P.A.

Guenther Tolkmit has served as senior vice president of product development since April 2006. Mr. Tolkmit served as the chief technology officer of Intentia from September 2005 until the time of the merger with Lawson in April 2006, and vice president support and delivery for Intentia from March 2005 until August 2005. Before joining Intentia, Mr. Tolkmit served as chief operating officer and chief technology officer for Parsytec AG from 2001 until February 2005. Mr. Tolkmit has also served in a number of senior roles at SAP AG including vice president of technology management, worldwide chief marketing officer, and senior vice president of SAP Ventures. He had formerly held management positions at Software AG, Cullinet Inc., and Siemens AG.

Kristin Trecker has served as senior vice president of human resources since April 2006 and vice president of human resources from June 2004 until April 2006. Prior to assuming that position, Ms. Trecker held a variety of roles within the Lawson human resources organization since 1994. Prior to joining Lawson in 1994, Ms. Trecker was employed in a variety of roles in the healthcare and gaming industries.

Subsequent Changes in Executive Officers

On July 27, 2006, we announced that the chief operating officer position previously occupied by Bertrand Sciard had been eliminated effective July 25, 2006 to streamline the organization. Also announced was the departure of our chief financial officer Robert Barbieri, who will leave the company on or before October 31, 2006.

Available Information

We make available, free of charge, on our website (www.lawson.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we have electronically filed or furnished such materials to the Securities and Exchange Commission. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

Financial Information about Geographic Areas

For financial information about geographic areas see Note 16 of Notes to Consolidated Financial Statements filed as part of this Annual Report on Form 10-K.

Item 1A.                Risk Factors

Factors That May Affect Our Future Results or the Market Price of Our Stock

We operate in a rapidly changing environment that involves numerous uncertainties and risks. Investors evaluating our company and its business should carefully consider the factors described below and all other information contained in this report on Form 10-K. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-K. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. We may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events which occur in the future. The actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this report on Form 10-K.

The enterprise software business is highly competitive.

We compete with Oracle Corporation, SAP AG, Microsoft Corporation and other larger software companies that have advantages over us due to their larger customer bases, greater name recognition, long operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from Oracle, SAP or Microsoft since those larger vendors offer a wider range of products. Furthermore, Oracle and Microsoft are capable of bundling their software with their database applications, which underlie a significant portion of our installed applications. We also compete with a variety of more specialized software and services vendors, including:

•       single-industry software vendors;

•       human resource management software vendors;

•       financial management software vendors;

•       manufacturing software vendors;

•       merchandising software vendors;

•       services automation software vendors;

•       software integrators and outsourced services providers; and

•       Internet (on demand) software vendors.

Some competitors are increasingly aggressive with their pricing, payment terms and/or issuance of contractual warranties, implementation terms or guarantees. Competitors may entice our customers to switch software vendors by offering those customers free products or services. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms to customers. We expect competition to persist and intensify, which could negatively impact our operating results and market share.

Our revenues, and in particular our software license revenue, vary each quarter and are difficult to predict.

Revenues from license fees in any quarter depend substantially upon our licensing activity with new and existing customers, and our ability to recognize revenues in that quarter under our revenue recognition policies. If we do not continue to develop or acquire new products, licensing activity with existing customers may decline. Licensing activity for our products drives maintenance and services revenues because we sell maintenance and services for only our products. A decrease in licensing activity will typically lead to a decrease in services revenue in the same or subsequent quarters. If we do not have sufficient licensing activity with new customers each year, our maintenance revenue for the following year will decline because new customers are needed to offset the percentage of existing customers who scale back their businesses, reduce licenses and maintenance contracts, are acquired, or otherwise chose not to renew annual maintenance. Our sales force and marketing team must continue to generate sales leads among existing customers and prospective customers. When we “qualify” a lead, that lead becomes part of our sales “pipeline.” If our pipeline does not continue to grow in our different markets and geographies, our revenues will eventually decline. The rate at which we convert our pipeline into actual sales can vary greatly from quarter to quarter for the following reasons:

•       The period between initial customer contact and a purchase by a customer may vary and can be more than one year. During the sales cycle, prospective customers may decide not to purchase or may scale down purchases because of competing offers, budgetary constraints or changes in the prospect’s management, strategy, business or industry.

•       A substantial number of our existing and prospective customers make their purchase decision within the last few weeks or days of each quarter. A delay or deferral in a small number of large new software license transactions could cause our quarterly license revenue to fall significantly short of our predictions.

•       Prospective customers may decline or defer the purchase of new products if we do not have sufficient customer references for those products.

•       New products or technologies, software industry mergers and other software industry news may create uncertainty and cause customers and prospective customers to cancel, postpone or reduce capital spending for our products. We have observed this uncertainty with some of Intentia’s customers who are concerned that we might not continue to develop and support Intentia’s M3 products (despite our continued commitment to those products).

Because a substantial portion of our software license revenue contracts are completed in the latter part of a quarter, and our cost structure is largely fixed in the short term, unexpected revenue shortfalls and deferrals have a disproportionately negative impact on our profitability.

Economic, political and market conditions, can adversely affect our revenue growth and operating results.

Our revenue and profitability depend on the overall demand for enterprise software and related maintenance and services, particularly in the industries and geographies in which we sell our products and services. Demand for enterprise software and demand for our solutions are affected by general economic conditions, competition, product acceptance and technology lifecycles. Regional and global changes in the economy, governmental budget deficits and political instability in certain geographic areas have resulted in businesses, government agencies and educational institutions reducing their spending for technology projects generally and delaying or reconsidering potential purchases of our products and related services. The uncertainty posed by the long-term effects of the war in the Middle East, terrorist activities, potential pandemics, natural disasters and related uncertainties and risks and other geopolitical issues may impact the purchasing decisions of current or potential customers. Because of these factors, we believe the level of demand for our products and services, and projections of future revenue and operating results, will continue to be difficult to predict.

We are required to delay revenue recognition into future periods for portions of our license fee activity.

Our entire worldwide business is subject to United States generally accepted accounting principles, commonly referred to as “U.S. GAAP.” Under those rules, we are required to defer revenue recognition for license fees in situations that include the following:

•       the customer agreement includes products that are under development or has other undelivered elements;

•       the customer agreement includes essential services, including significant modifications, customization or complex interfaces, (this is more prevalent with our M3 products);

•       the customer agreement includes acceptance criteria;

•       the customer agreement includes extended or contingent payment terms or fees;

•       a third-party vendor, whose technology is incorporated into our products, delays delivery of its product to the customer;

•       the customer agreement includes a fixed-fee service arrangement for which we do not have vendor specific objective evidence (VSOE) of fair value; or

•       we are not able to establish historical pricing and maintenance renewal rates to meet the VSOE requirements of these accounting rules.

We expect that we will continue to defer portions of our license fee activity because of these factors, with deferrals more likely for (a) our M3 products because of product customization (often required due to the nature of the manufacturing and distribution industries) that is frequently included with new sales, (b) sales to governmental entities because those often include fixed fee arrangements for which we do not have VSOE of fair value and (c) sales for large license fee contracts because it is more difficult to use standard contract terms. The amount of license fees deferred may be significant and will vary each quarter, depending on the mix of products sold in each market and geography, and the actual contract terms.

The risks to our business vary for each of our markets and geographies, and we might not achieve the operational efficiencies and synergies expected from the Intentia merger.

Since the closing of our merger with Intentia in April 2006, we have been integrating our two companies and executing on our business plan. Before the merger, Lawson focused primarily on targeted service industries in North America, with our S3 products, and Intentia focused primarily on manufacturing and distribution industries in Europe, with its M3 products. Our integration plan includes certain facility consolidations, operational process improvements in our consulting organization, optimization of our sales and marketing organizations, integration of research and development, and general employee redundancies. The following factors create execution risks for our business plan in our respective markets and geographies:

•       Maintenance and services revenue and margins.   Legacy Lawson had better maintenance revenue and margins, whereas Intentia had better professional services revenue and margins, in part due to its lower number of non-billable services consultants. We need to improve the overall maintenance and consulting services margin of our combined company to achieve our overall profitability goals. If new customer activity with new maintenance and services sales are below expectations our maintenance and services margins may decline because new customers are needed to offset attrition of existing customers who do not renew maintenance or who do not purchase additional services.

•       Revenue from cross sales.   Revenue growth through the cross sale of Lawson S3 and Intentia M3 products to our respective customers and new customers could be a challenge. Achieving our cross sale revenue goals requires an increase in the number of sales personnel trained to sell our broader set of products. This includes building a sales force in the Americas to allow increased focus on manufacturing and wholesale distribution customer prospects. It also includes training sales personnel from the Intentia on selling Lawson S3 products and training sales personnel from the legacy Lawson organization on selling Intentia M3 products. Currently, our S3 business intelligence products (primarily in English) and M3 enterprise asset management products are available for cross sale. We plan to expand business intelligence products into other languages and expand other products for cross sale, including, for example our human capital management S3 products (excluding payroll). However, most of these product development projects could take more than a year to complete.

•       Sales opportunity pipeline to support revenue growth.   We must continually grow our sales pipeline to be able to achieve our revenue goals. Experienced, trained personnel are an important source of sales leads in conjunction with company marketing. As a result, we need to continue hiring sales people to increase our pipeline and offset attrition.

•       Expanded product offerings.   Meaningful pipeline growth also requires that we continue to expand our product offerings through product development and acquisitions. For example, Lawson has been successful in penetrating a substantial portion of the healthcare market in the United States. However, because that market is becoming saturated we must continue to expand our healthcare product offerings in that market and grow other markets for our products, or our sales prospects could eventually decline.

•       EMEA pipeline.   Our sales pipeline for S3 products in the United States has been growing and must continue to grow for us to achieve our S3 revenue goals. The sales pipeline for M3 products in EMEA has not increased to the level required to achieve our M3 revenue goals. This requires a renewed focus on existing opportunities in EMEA as well as new opportunities for cross sales of S3 products in EMEA. If we do not increase our EMEA pipeline and in particular our pipeline for new customers, we will be challenged to achieve our long term revenue and profitability goals.

•       Asia Pacific Region (APAC) profitability.   Intentia’s revenues in the APAC region are not high enough to support the current cost structure. We are exploring ways to increase APAC sales pipeline and revenues and better align costs in the APAC region, including expanded use of an indirect sales channel through business partners. Use of an indirect sales channel is typically at a lower margin and can take several quarters to implement. We currently plan to continue serving our existing customers in the APAC region, but changes in our cost structure and delivery methods could create revenue risks.

If we decide to take additional restructuring measures to address these risks, we may be required to incur financial charges in the period when we make that decision on future periods, which could have a material adverse impact on our results of operations for the appropriate period.

We may not retain or attract customers if we do not develop new products and enhance our current products in response to technological changes and competing products.

The enterprise software market is faced with rapid technological change, evolving standards in computer hardware, software development and communications infrastructure, and changing needs of customers. Building new products require significant development investment. A substantial portion of our research and development resources are devoted to product upgrades that address new technology support, regulatory and maintenance requirements putting constraints on our resources available for new product development. We also face uncertainty when we develop or acquire new products because there is no assurance that a sufficient market will develop for those products. We have begun producing certain products using a new business application platform we are developing known as “Landmark.” The goals of Landmark are to simplify software development and improve product quality. Because we are in the early stages of utilizing Landmark, it is too early to confirm whether we will successfully achieve these goals.

Business disruptions may interfere with our ability to conduct business.

Our operating results and financial condition could be adversely affected in the event of a security breach, major fire, earthquake, war, terrorist attack, pandemic or other catastrophic event. Travel restrictions or impaired access or significant damage to our data center due to such an event could cause a disruption of business, which could adversely impact results of operations and financial conditions.

If we are unable to attract and retain qualified personnel, specifically software developers, service consultants and sales personnel, we will be unable to develop new products and increase our revenue.

We rely on the continued service of our senior management, software developers, service consultants, sales personnel, finance personnel and other key employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. The failure to attract, train, retain and effectively manage employees could negatively impact our development and sales efforts and cause a degradation of our customer service. In particular, the loss of sales or consulting personnel could lead to lost revenue opportunities because it can take several quarters to hire and train replacement sales or consulting personnel.

Deterioration in our relationship with resellers, systems integrators and other third parties that market and sell our products could reduce our revenues.

Currently, a small portion of our new license sales is generated by partners. Our revenue growth will depend, in part, on adding new partners to expand our sales channels, as well as leveraging our relationships with existing partners. If our relationships with these resellers, system integrators and strategic and technology partners deteriorate or terminate, we may lose sales and marketing opportunities. Some current and potential customers rely on third-party systems integrators to implement and manage new and existing applications. These systems integrators may increase their promotion of competing enterprise software applications, or may otherwise discontinue their relationships with us. We also license third-party software products that we incorporate into, or resell with, our own software products. For example, we incorporate Micro Focus International, Inc.’s software in many of our products and have reseller and alliance relationships with IBM, Business Software Incorporated, Business Objects, Hyperion Solutions Corporation, StreamServ, Inc., The Hackett Group, Inc. and other businesses that allow us to resell their offerings with our products and services. These relationships and other technology licenses are subject to periodic renewal and may include minimum sales requirements. A failure to renew or early termination of these relationships or other technology licenses could adversely impact our business.

The integration of Lawson’s and Intentia’s businesses is complex and increases the risks related to our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

As a Swedish company, Intentia was not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 concerning the effectiveness of internal controls over financial reporting. Further, Intentia was not required to follow U.S. GAAP. Consequently, Intentia did not have the staff, experience, training or procedures to comply with these requirements. Since the closing of the merger in April 2006, we have been integrating our two businesses. As described in Item 9A of this 10-K on page 52 and 53, we have noted certain control deficiencies which we believe are significant deficiencies. Also described in Item 9A are some transitional controls we have implemented. However if these transition controls fail or if we are unable to implement our compliance procedures for the combined company on a timely basis, we could encounter more significant deficiencies or a material weakness in our internal controls. If in the future we experience a material weakness, are unable to assert that our internal control over financial reporting is effective or, if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a negative market reaction.

We may have exposure to additional tax liabilities.

As a multinational organization, we are subject to income taxes as well as non-income based taxes, in both the United States as well as in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Our intercompany transfer pricing policies have been the subject of audits in various foreign tax jurisdictions and will likely be subject to additional audits in the future. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, both in the United States and various foreign jurisdictions.

Our effective tax rate may increase or fluctuate, which could increase our income tax expense and reduce our net income.

Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including:

•       Changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates;

•       Changing tax laws, regulations, and interpretations in multiple jurisdictions in which we operate;

•       Unanticipated changes in tax rates;

•       Changes in accounting and tax treatment of stock-based compensation;

•       The tax effects of purchase accounting for acquisitions and restructuring charges that may cause fluctuations between reporting periods;

•       Changes to the valuation allowance on net deferred tax assets; or

•       Assessments, or any related tax interest or penalties, in the period in which a settlement takes place.

We report our results of operations based on our determinations of the amount of taxes owed in the various tax jurisdictions in which we operate. Periodically, we receive notices that a tax authority to which we are subject has determined that we owe a greater amount of tax than we have reported to such authority, and we regularly engage in discussions, and sometimes disputes with these tax authorities. We are engaged in disputes of this nature at this time. If the ultimate determination of our taxes owed in any of these jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows, and financial condition could be adversely affected.

Combination-related accounting charges may delay or reduce our profitability.

We accounted for the combination with Intentia as a purchase following accounting principles generally accepted in the United States. Under the purchase method of accounting, the purchase price of Intentia was allocated to the fair value of the identifiable tangible and intangible assets and liabilities that we acquired from Intentia. In addition, accounting for the combination of Intentia under the purchase method required a decrease in deferred revenue to fair value. The excess of the purchase price over Intentia’s tangible net assets was allocated to goodwill and intangible assets. We are required to perform periodic impairment tests on goodwill and certain intangibles to evaluate whether the intangible assets and goodwill that we acquired from Intentia continue to have fair values that meet or exceed the amounts recorded on our balance sheet. If the fair values of such assets decline below their carrying value on our balance sheet, we may be required to recognize an impairment charge related to such decline. As of May 31, 2006, we had goodwill of $454.6 million and acquired intangibles of $154.7 million on our Consolidated Balance Sheet. As a result of the completed merger with Intentia, we have realized a significant increase in goodwill and acquired intangibles. To the extent that we do not generate sufficient cash flows to recover the net amount of the goodwill and intangibles recorded, the goodwill and intangibles could be subsequently written-off. In such an event, our results of operations in any given period would be negatively impacted, and the market price of our stock could decline.

International sales and operations subject us to risks that can adversely affect our operating results.

We will derive a substantial portion of our revenues, and have significant operations, outside of the United States. Our international operations include software development, sales, customer support and administration. We face challenges in managing an organization operating in various countries, which can entail longer payment cycles and difficulties in collecting accounts receivable, fluctuations in currency exchange rates, overlapping tax regimes, difficulties in transferring funds from certain countries and reduced protection for intellectual property rights in some countries. We must comply with a variety of international laws and regulations, including trade restrictions, local labor ordinances, and import and export requirements.

We have limited experience with offshore service centers.

During fiscal 2007, we will invest substantial resources in moving a significant portion of our product development, maintenance and consulting services to a facility in the Philippines. We are currently in the process of hiring and training employees for our Philippines facility. Our ability to improve margins and gain operational efficiencies depends in part on the successful operation of this facility. We have limited experience with the operation of this type of facility, and we may be unable to achieve the anticipated benefits expected of this arrangement. In addition, we may be subject to any economic or political instability that may affect the Philippines.

We may experience foreign currency gains and losses.

We conduct a portion of our business in currencies other than the United States dollar. Our revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, Swedish Krona and British Pound relative to the United States dollar can significantly affect revenues and our operating results. Our foreign currency transaction gains and losses are charged against earnings in the period incurred.

Our products are deployed in large and complex systems and may contain defects or security flaws.

Because our products are deployed in large and complex systems, they can only be fully tested for reliability when deployed in networks for long periods of time. Our software programs may contain undetected defects when first introduced or as new versions are released, and our customers may discover defects in our products, experience corruption of their data or encounter performance or scaling problems only after our software programs have been deployed. As a consequence, from time to time we have received customer complaints following installation of our products. We are currently a defendant in several lawsuits where customers have raised these types of issues with our products and services. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. Software and data security are becoming increasingly important because of regulatory restrictions on data privacy and the significant legal exposures and business disruptions stemming from computer viruses and other unauthorized entry or use of computer systems. We may not be able to avoid or limit liability for disputes relating to product performance, software security or the provision of services. Product defects and security flaws could expose us to product liability and warranty claims and harm our reputation, which could impact our future sales of products and services.

Competitors may take advantage of our limited intellectual property protection.

We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws to protect this information. In addition, we currently hold one patent in the United States and have filed several patent applications. Outstanding applications may not result in issued patents and, even if issued, the patents may not provide any competitive advantage. Copyright laws afford only limited protection because those laws do not protect product ideas. In addition, when we license our products to customers, we provide source code for many of our products. Customers may also access source code through a source code escrow arrangement. Access to our source code provides an opportunity for companies to offer competing maintenance and product modification services to our customers. Defending our intellectual property rights is time consuming and costly.

Others may claim that we infringe their intellectual property rights.

Many participants in the technology industry have an increasing number of patents and have frequently demonstrated a readiness to take legal action based on allegations of patent and other intellectual property infringement. These types of claims are time consuming and costly to defend. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be adversely affected.

We may be unable to identify or complete suitable acquisitions and investments; and any acquisitions and investments we do complete may create business difficulties or dilute our stockholders.

As part of our business strategy, we intend to pursue strategic acquisitions. We may be unable to identify suitable acquisitions or investment candidates. Even if we identify suitable candidates, we cannot provide assurance that we will be able to make acquisitions or investments on commercially acceptable terms. If we acquire a company, we may incur losses in the operations of that company and we may have difficulty integrating its products, personnel and operations into our business. In addition, its key personnel may decide not to work for us. We may also have difficulty integrating acquired businesses, products, services and technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results. We may also incorrectly judge the value or worth of an acquired company or business. Furthermore, we may incur significant debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of equity securities may be dilutive to our stockholders. If the products of an acquired company are not successful, those remaining assets could become impaired, which may result in an impairment loss that could materially adversely impact our financial position and results of operations.

Open source software may diminish our license fees and impair the ownership of our products.

The open source community is comprised of many different formal and informal groups of software developers and individuals who have created a wide variety of software and have made that software available for use, distribution and modification, often free of charge. Open source software, such as the Linux operating system, has been gaining in popularity among business users. If developers contribute enterprise application software to the open source community, and that software has competitive features and scale to business users in our markets, we will need to change our product pricing and distribution strategy to compete. If one of our developers embedded open source components into one of our products, without our knowledge or authorization, our ownership and licensing of that product could be in jeopardy. Depending on the open source license terms, the use of an open source component could mean that all products delivered with that open source component become part of the open source community. In that case, we would not own those delivered products and could not charge license fees for those products. We currently take steps to train our developers and monitor the content of products in development, but there is no assurance that these steps will always be effective.

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of Lawson or limit the price investors might be willing to pay for our stock.

Provisions in our certificate of incorporation and bylaws, our stockholder rights plan and under Delaware law could make it more difficult for other businesses to acquire us, even if doing so would benefit our stockholders. Our certificate of incorporation and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third-party:

•       advance notification procedures for matters to be brought before stockholder meetings;

•       a limitation on who may call stockholder meetings;

•       a prohibition on stockholder action by written consent; and

•       the ability of our board of directors to issue shares of preferred stock without a stockholder vote.

The issuance of stock under our stockholder rights plan could delay, deter or prevent a takeover attempt that stockholders might consider in their best interests. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any “interested stockholder,” meaning generally that a stockholder who beneficially owns more than 15% of our stock cannot acquire us for a period of three years from the date this person became an interested stockholder unless various conditions are met, such as approval of the transaction by our board of directors. Any of these restrictions could have the effect of delaying or preventing a change in control.

Control by existing shareholders could significantly influence matters requiring stockholder approval.

As of May 31, 2006, our executive officers, directors, and affiliated entities, in the aggregate, beneficially owned 27.6% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations. Sale of a portion of these shares in the public market, or the perception that such sales are likely to occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities

Our stock price could become more volatile and your investment could lose value.

All of the factors discussed above could affect our stock price, as well as speculation in the press and the analyst community, changes in recommendations or earnings estimates by financial analysts, changes in analysts’ valuation measures for our stock, and market trends. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our corporate headquarters and executive offices are in St. Paul, Minnesota, USA where we lease approximately 307,000 square feet of space. The lease on this facility expires July 31, 2015. We also lease approximately 128,000 square feet of space, primarily for regional sales and support offices, elsewhere in the United States. Additionally, Lawson through its international headquarters in Stockholm, Sweden, leases approximately 1.1 million square feet of office space in approximately 28 countries used primarily as sales and services offices. Expiration dates of leases on these offices range from 2007 to 2017. We believe that our current domestic and international facilities will be sufficient to meet our needs for at least the next 12 months and that, if required, suitable additional or alternative space will be available on commercially reasonable terms to accommodate expansion of our operations. The Company has developed a restructuring plan as a result of the acquisition of Intentia which involves certain leased properties. See Note 4 Business Combinations for further discussion of restructuring activities.

Item 3.                        Legal Proceedings

We are, and from time to time may become, involved in litigation in the normal course of business concerning our products and services. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any one of these legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and the timing, an unexpected unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

Item 4.                        Submission of Matters to a Vote of Security Holders

(a)           The Company held its Annual Meeting of Stockholders on April 17, 2006.

(b)          Pursuant to the election of the six directors listed under Item 4 (c)(1), Harry Debes, David J. Eskra, David R. Hubers, Thomas G. Hudson, H. Richard Lawson, and Michael A. Rocca were each elected as directors during the fiscal year ended May 31, 2006 and until their successors are duly elected or appointed. As part of the closing of the merger with Intentia on April 25, 2006, Messrs. Eskra and Hudson resigned as directors, and Steven C. Chang, Romesh Wadhwani and Paul Wahl, who each had been directors of Intentia, were appointed as directors of Lawson.

(c)           The Company’s stockholders voted on the following matters:

(1)         Proposal to approve a merger and adopt a merger agreement that effects a restructuring of Lawson Software, Inc. into the wholly-owned subsidiary of Lawson Holdings, Inc., a holding company, which restructuring would be conditioned on the satisfaction or waiver of all conditions to the exchange offer;

	Shares For	Shares Withheld	Shares Abstain
Proposal (1)	77,624,157	119,965	26,334

(2)         To approve the issuance of the number of shares of Lawson Holdings’ common stock, par value USD 0.01 per share, sufficient to consummate our proposed combination with Intentia International AB, a company incorporated in Sweden, such combination to be effected through an exchange offer for all the outstanding Series A and B shares and warrants of Intentia;

	Shares For	Shares Withheld	Shares Abstain
Proposal (2)	77,115,112	627,548	27,796

(3)         Election of six directors. All directors nominated by the Board of Directors were elected.

	Shares For	Shares Withheld
Proposal (3)
Harry Debes	100,963,394	162,397
David J. Eskra	100,967,545	158,246
David R. Hubers	100,935,676	190,115
Thomas G. Hudson	98,171,562	2,954,229
H. Richard Lawson	100,723,003	402,788
Michael A. Rocca	100,971,184	154,607

(4)         To ratify the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for the fiscal year ending May 31, 2006;

	Shares For	Shares Withheld	Shares Abstain
Proposal (4)	100,708,966	387,050	29,775

Part II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   Our common stock is traded in the Nasdaq National Market (Nasdaq) under the symbol LWSN. The following table lists the high and low closing sale prices by quarter as reported by Nasdaq.

	High	Low
Fiscal 2006:
Fourth Quarter	$8.05	$6.56
Third Quarter	$8.00	$7.08
Second Quarter	$7.91	$6.07
First Quarter	$6.49	$5.02
Fiscal 2005:
Fourth Quarter	$6.07	$4.92
Third Quarter	$7.05	$5.80
Second Quarter	$6.50	$4.98
First Quarter	$7.46	$5.48

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

As of August 22, 2006, the approximate number of registered stockholders of record was 171.

Between March 1, 2006 and May 31, 2006 we issued 330,378 shares of common stock on a net share basis pursuant to the exercise of outstanding stock options for an aggregate consideration of $257,859 in reliance upon Rule 701 of the Securities Act of 1933, as amended.

(b)   As of May 31, 2006, we held $60.8 million of net proceeds from our initial public offering in interest-bearing, investment grade securities. During the three months ended May 31, 2006, we used $1.5 million for capital expenditures, $5.6 million were used for the business acquisition with Intentia and approximately $41.5 million for the repayment of debt and interest.

Item 6.                        Selected Consolidated Financial Data

	Year Ended May 31,
	2006(1)	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues:
License fees	$71,076	$57,743	$92,338	$77,614	$150,243
Maintenance	188,155	170,723	154,938	142,645	134,966
Consulting	131,545	106,718	116,307	124,059	143,127
Total revenues	390,776	335,184	363,583	344,318	428,336
Total cost of revenues	171,542	150,584	152,247	156,084	184,654
Gross profit	219,234	184,600	211,336	188,234	243,682
Operating expenses:
Research and development	60,711	62,158	64,888	59,115	66,897
Sales and marketing	83,193	75,637	93,138	102,963	124,630
General and administrative(2)	54,827	36,443	37,721	29,972	32,083
Other general expenses	—	—	—	—	655
Restructuring	1,825	5,028	2,210	6,035	3,258
Amortization of acquired intangibles	2,122	1,545	1,274	877	622
Total operating expenses	202,678	180,811	199,231	198,962	228,145
Operating income (loss)	16,556	3,789	12,105	(10,728)	15,537
Total other income (expense), net(3)	11,111	4,328	3,209	4,457	(1,573)
Income (loss) before income taxes	27,667	8,117	15,314	(6,271)	13,964
Provision (benefit) for income taxes	11,708	2,855	7,323	(2,446)	5,586
Net income (loss)	15,959	5,262	7,991	(3,825)	8,378
Accretion on and conversion of preferred stock(4)	—	—	—	—	(30,098)
Net income (loss) applicable to common stockholders	$15,959	$5,262	$7,991	$(3,825)	$(21,720)
Net income (loss) per share:
Basic	$0.14	$0.05	$0.08	$(0.04)	$(0.27)
Diluted	$0.14	$0.05	$0.07	$(0.04)	$(0.27)
Shares used in computing net income (loss) per share:
Basic	110,995	99,068	98,462	98,165	79,630
Diluted	115,350	104,623	107,000	98,165	79,630

  (1) Fiscal 2006 data includes Intentia results for the five week period from April 25, 2006 to May 31, 2006.

       (2) In fiscal 2006, general and administrative expenses included $5.7 million of Intentia expenses for the five weeks following the acquisition, $6.3 million in stock compensation charge relating to an executive separation agreement and approximately $4.9 million of integration related costs associated with Intentia.

       (3) In fiscal 2006, our average invested balances increased by $53.6 million, while average yield increased from 2.1% in 2005 to 4.0% during 2006, increasing interest earned by $6.4 million.

In fiscal 2002, we used $10.2 million of proceeds from our initial public offering to repay senior subordinated convertible notes. Due to the repayment of the notes prior to the scheduled maturity date, we recorded early extinguishment of debt expense consisting of the unamortized debt issuance costs and the discount on the notes totaling $2.3 million.

       (4) In fiscal 2002, as a result of the conversion of the Series A Preferred Stock to common stock, which accelerated the amortization of the beneficial conversion feature, we recognized a $30.0 million non-cash charge to net income available to common stockholders for the unamortized value of the beneficial conversion feature of our preferred stock. We also recognized accretion on the preferred stock of $0.1 million in the fiscal year ended May 31, 2002.

	May 31,
	2006(1)	2005	2004	2003	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$306,581	$234,613	$208,982	$260,512	$229,867
Working capital	168,201	178,410	165,336	213,258	204,100
Total assets	1,170,652	420,718	423,598	432,209	436,468
Long-term debt, net of current portion	4,275	—	990	255	904
Mandatory redeemable common stock	—	—	—	—	374
Total stockholders’ equity	791,659	293,055	282,886	289,399	285,484

       (1) On April 25, 2006, we completed our acquisition of Intentia in an all-stock transaction valued at $458.6 million. Increases in the balance sheet line items reflect the acquisition.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our consolidated financial statements, the notes to those statements and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Business Overview

We are a global provider of enterprise software. We provide business application software, services and maintenance to customers primarily in the services sector, trade industries, and manufacturing/distribution sectors. Within these broad sectors, we specialize in specific markets including healthcare, public services, retail, financial services, food and beverage, manufacturing and wholesale distribution. In the manufacturing sector we serve both process manufacturing and discrete manufacturing. In service sector we serve both asset-intensive services and labor-intensive services. Our goal is to be the leading global Enterprise Resource Planning (ERP) software provider in our target markets, with a particular focus on meeting the needs of resource-strained and mid-market customers.

Acquisitions

The Company’s acquisitions were accounted for under the purchase method of accounting. Accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the audited consolidated statements of income since the acquisition date. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill recorded as a result of these acquisitions is subject to an annual impairment test and is not amortized. These acquisitions are intended to enhance our focus on targeted vertical markets and to provide additional value-added products and services to our clients.

Business Combination with Intentia International AB

On April 25, 2006, Lawson Software, Inc. (“Lawson”) and Intentia International AB (“Intentia”) announced the completion of their combination in an offer by Lawson to exchange 0.5061 of a newly issued share of common stock for each outstanding Intentia Series A share (“Series A share”), 0.4516 of a newly issued share of common stock for each outstanding Intentia Series B share (“Series B share, and with the Series A shares, as the Shares) and 0.2157 of a newly issued share of common stock for each warrant to purchase Series B shares (“the Warrant”) that is validly tendered and not properly withdrawn. The exchange offer was accomplished by a newly formed holding company that became the public parent corporation of Lawson and Intentia following the exchange offer.

The total preliminary purchase price is comprised of (in thousands):

Value of common stock issued in exchange for shares and warrants in Intentia: 80,124,336 shares at $5.54 per share	$443,889
Estimated cash purchase of shares not tendered	4,856
Transaction costs	9,856
Total preliminary purchase price	$458,601

Financial benefits and potential synergies

We believe that the combination will provide the combined business with the opportunity to achieve double digit operating profit margin after nine months following consummation of the exchange offer, excluding intangible amortization, transaction and integration costs. Operational efficiencies and synergies are expected to be achieved in the areas of certain facility consolidations, operational process improvements in the consulting organization, optimization of the sales and marketing organizations, integration of research and development activities and general employee redundancies. Our expectations are based on our integration planning, anticipated revenue and expense synergies for the combined company, and current financial and business trends for legacy Lawson and Intentia.

In the long term, we believe that the combination creates potential synergies in growth for the combined business. These opportunities include leveraging sales channels and cross selling expanded product lines across the combined business’ entire customer base. We expect to be able to enhance the combined business’ product marketing and leverage the combined business’ competitive position in the markets it serves, and thereby strengthen our brand awareness.

We expect that the combination will result in increased production and development capabilities and a better-positioned enterprise software business. The combination of Lawson Software and Intentia creates a more balanced operating model since the combined business will have a broader product portfolio and expanded customer base across wider geographies. In addition, the ability to cross-sell into each company’s respective customer base represents revenue enhancement opportunities.

Other Acquisitions

On October 15, 2003, we acquired all of the outstanding capital stock of Apexion Technologies, Inc. (Apexion) for $8.0 million in cash, net of cash acquired. Terms of the initial agreement provide for additional cash payments ranging from zero to $2.0 million, contingent upon the future performance of Apexion measured annually through November 30, 2005. As of May 31, 2006 with contingent considerations expired, no additional consideration was earned or recorded under this agreement. Apexion provided materials and equipment logistics solutions for the healthcare industry.

On September 30, 2003, we acquired all of the outstanding capital stock of Closedloop Solutions, Inc. (Closedloop) for $4.2 million in cash, net of cash acquired. Closedloop provided collaborative budgeting, planning and forecasting solutions using real-time, transactional functionality.

On July 24, 2003, we acquired all of the outstanding capital stock of Numbercraft Limited (Numbercraft) for $3.7 million in cash, net of cash acquired and $0.3 million in notes payable. Terms of the initial agreement provided for additional cash payments ranging from zero to $9.0 million contingent upon the future performance of Numbercraft measured periodically through fiscal 2007. Any contingent consideration earned is recorded as additional goodwill. During the fiscal years ended May 31, 2006, 2005 and 2004, $0.2 million, $0.5 million and $1.1 million of additional consideration was earned and recorded as additional goodwill, respectively. The amount earned in fiscal 2006 has been included on the balance sheet in notes payable to the former principals of Numbercraft. On May 4, 2006 the Company and the former principals agreed to terminate the remaining future contingent considerations of $5.6 million for a payment of $0.9 million. As a result of the agreed termination, the payment was recorded in general and administrative expenses in fiscal 2006. This payment was not recorded to goodwill as it provides no future value to the Company. Numbercraft provided solutions for retailers and consumer packaged goods companies, which enable a quantitative understanding of consumer dynamics, product and offer performance, and client trends.

Subsequent Event.   On July 20, 2006 the Company acquired the equity of Competency Assessment Solution (“CAS”) to augment its human capital management solutions.  The purchase price consisted of $2.5 million dollars in cash including the settlement of debt totaling $1.4 million. The final purchase price is subject to adjustment based on the final closing balance sheet.

Purchase of Customer Maintenance Contracts

On April 30, 2004, we acquired assets consisting of client maintenance contracts and client lists from Siemens Medical Solutions Health Services Corporation (Siemens) for $19.8 million in cash, $2.6 million in settlement of amounts owed to the Company by Siemens and $1.7 million in deferred revenue assumed. Of the total purchase price, $22.9 million was allocated to the maintenance contracts and is being amortized over the remaining life of the contracts based on estimated periodic contractual revenue recognized. The purchase price allocated to the client list of $1.0 million is being amortized on a straight-line basis over 7 years. The remaining purchase price of $0.2 million in transitional support costs was charged to cost of services as the services were performed in 2004.

The asset purchase agreement was part of an overall restructuring of a 10-year partner agreement between Siemens and legacy Lawson. Under the asset purchase agreement, we assumed responsibility for supporting customers who use our software applications previously supported by Siemens.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and related disclosures of contingent assets and liabilities. The Notes to Consolidated Financial Statements contained herein describe our significant accounting polices used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to bad debt, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

We believe the critical accounting polices listed below reflect our more significant judgments, estimates and assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition.   Revenue recognition rules for software businesses are very complex. We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded; however, certain judgments affect the application of our revenue recognition policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.

The significant judgments for revenue recognition typically involve whether collectibility can be considered probable and whether fees are fixed or determinable. In addition, our transactions often consist of multiple element arrangements, which typically include license fees, maintenance and support fees and consulting service fees. These multiple element arrangements must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized upon shipment, if any, and the period and conditions under which deferred revenue should be recognized.

We recognize revenue in accordance with the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, as well as Technical Practice Aids issued from time to time by the AICPA, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. We license software under non-cancelable license agreements and provide related consulting services, including training, and implementation services, as well as ongoing customer support and maintenance.

When our consulting, training and implementation services are not considered essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers our revenues from these services are generally recorded separately from license fees and recognized as the services are performed. Software arrangements which include certain fixed-fee service components are usually recognized as the services are performed while corresponding costs to provide these services are expensed as incurred. Software arrangements including services that are essential to the functionality of our software products are recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, using contract accounting and the percentage-of-completion methodology based on labor hours input. The amounts of revenue and related expenses reported in the consolidated financial statements may vary, due to the amount of judgment required to address significant assumptions, risks and uncertainties in applying the application of the percentage-of-completion methodology. Our specific revenue recognition policies are as follows:

•       Software License Fees—License fee revenues from end-users are recognized when the software product has been shipped, provided a non-cancelable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. Provided the above criteria are met, license fee revenues from resellers are recognized when there is a sell-through by a reseller to an end-user. A sell-through is determined when we receive an order form from a reseller for a specific end-user sale. We do not generally offer rights of return, acceptance clauses or price protection to our customers. In situations where software license contracts include rights of return or acceptance clauses, revenue is deferred until the clause expires. Typically, our software license fees are due within a 12-month period from the date of shipment. If the fee due from the customer is not fixed or determinable, including payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In software arrangements that include rights to multiple delivered elements such as software products or specified upgrades and undelivered elements such as support or services, we allocate the total arrangement fee according to the fair value of each element using vendor-specific objective evidence. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. In software arrangements in which we have fair value of all undelivered elements but not of a delivered element, we use the residual method to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element and is recognized as revenue.  In software arrangements in which we do not have vendor-specific objective evidence of fair value of all undelivered elements, revenue is deferred until fair value is determined or all elements for which we do not have vendor-specific objective evidence of fair value, have been delivered.

•       Maintenance and Support—Revenues from customer maintenance and  support contracts are deferred and recognized ratably over the term of the agreements. Revenues for maintenance and support that are bundled with license fees are deferred based on the vendor specific objective evidence of fair value of the bundled maintenance and support and recognized over the term of the agreement. Vendor specific objective evidence of fair value is based on the renewal rate for continued maintenance and support arrangements.

•       Consulting Services—Revenues from consulting services (including training and implementation services) are recognized as services are provided to customers. Revenues for consulting services that are bundled with license fees are deferred based on the vendor-specific objective evidence of fair value of the bundled services and recognized when the services are performed. Vendor-specific objective evidence of fair value is based on the price charged when training and consulting services are sold separately.

Allowance for Doubtful Accounts.   We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, the need for specific customer reserves and the aging of our receivables. This provision is included in operating expenses as a general and administrative expense. A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, then a change in the allowance for doubtful accounts would be necessary in the period such determination has been made affecting future results of operations.

Sales Returns and Allowances.   Although we do not provide a contractual right of return, in the course of arriving at practical business solutions to various warranty and other claims, we have allowed sales returns and allowances. We record a provision for estimated sales returns and allowances on licenses in the same period the related revenues are recorded or when current information indicates additional amounts are required. These estimates are based on historical experience determined by analysis of specific return activity and other known factors. If the historical data we utilize does not reflect future performance, then a change in the allowances would be necessary in the period such determination has been made affecting future results of operations.

Valuation of Long-Lived and Intangible Assets and Goodwill.   We review identifiable intangible and other long-lived assets for impairment in accordance with SFAS No. 144  Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the long-lived asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset; the impairment is measured using the discounted cash flows method. The discount rate utilized is based on management’s best estimate of the related risks and return at the time the impairment assessment is made.

If events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable, in accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We operate as one reporting unit and therefore compare our book value to market value. Market value is determined utilizing our market capitalization plus a control premium. If our market value exceeds our book value, goodwill is considered not impaired, thus the second step of the impairment test is not necessary. If our book value exceeds our market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is the new accounting basis. A subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed.

Income Taxes.   The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside of the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable rates.

Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Our judgments, assumptions, and estimates relative to the provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Although we believe that our estimates are reasonable, the final tax outcome of matters could be different from that which is reflected in our historical income tax provision and accruals. Such differences could have a material effect on the amounts provided in our Consolidated Balance Sheets and Consolidated Statements of Income.

In conjunction with preparing the global tax provision, we must assess temporary differences resulting from the different treatment of specific items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. As part of this process, we must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment establish a valuation allowance, if required. Our determination of our valuation allowance is based upon a number of assumptions, judgments, and estimates, including historical operating results, forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, except as discussed below for pre-acquisition deferred tax assets that had a pre-acquisition valuation allowance, we reflect the change with a corresponding increase or decrease to our tax provision in our Consolidated Statements of Income.

Under the provisions of SFAS No. 109, Accounting for Income Taxes, and related interpretations, future period reductions to the valuation allowance related to Intentia’s deferred tax assets that existed as of the date of the acquisition of Intentia are first credited against goodwill, then to the other identifiable assets existing at the date of acquisition, and then, once these assets have been reduced to zero, credited to the income tax provision. A provision benefit will not be realized for amounts credited against goodwill and other identifiable assets.

Contingencies.   The Company is subject to the possibility of various loss contingencies in the normal course of business. The Company accrues for loss contingencies when a loss is estimatable and probable.

Results of Operations

The following table sets forth certain line items in our Consolidated Statements of Income as a percentage of total revenues and the percentage of period over period growth for the periods indicated:

	Year Ended May 31, Percent of Total Revenue			Percent of Dollar Change Year over Year
	2006	2005	2004	2006/2005	2005/2004
Revenues:
License fees	18.2%	17.2%	25.4%	23.1%	(37.5)%
Maintenance	48.1	50.9	42.6	10.2	10.2
Consulting	33.7	31.9	32.0	23.3	(8.2)
Total revenues	100.0	100.0	100.0	16.6%	(7.8)
Cost of revenues:
Cost of license fees	3.4	3.0	4.4	34.0	(37.5)
Cost of maintenance	7.8	9.4	7.5	(3.4)	14.9
Cost of consulting	32.7	32.5	30.0	17.1	0.2
Total cost of revenues	43.9	44.9	41.9	13.9	(1.1)
Gross profit	56.1	55.1	58.1	18.8	(12.7)
Operating expenses:
Research and development	15.5	18.5	17.8	(2.3)	(4.2)
Sales and marketing	21.3	22.6	25.6	10.0	(18.8)
General and administrative	14.1	10.9	10.4	50.4	(3.4)
Restructuring	0.5	1.5	0.6	(63.7)	(127.5)
Amortization of acquired intangibles	0.5	0.5	0.4	37.3	21.3
Total operating expenses	51.9	54.0	54.8	12.1	(9.2)
Operating income	4.2	1.1	3.3	336.9	(68.7)
Total other income, net	2.9	1.3	0.9	156.7	34.9
Income before income taxes	7.1	2.4	4.2	240.8	(47.0)
Provision for income taxes	3.0	0.8	2.0	310.1	(61.0)
Net income	4.1%	1.6%	2.2%	203.3%	(34.2)%

On April 24, 2006 we completed the acquisition of Intentia International AB. As a result of this combination, our operating results for fiscal 2006 include the operating results of the Intentia for the five weeks leading up to May 31, 2006. Intentia’s operating results for this five week period has significantly impacted our fiscal 2006 operating results. The following table summarizes the impact of Intentia on our fiscal 2006:

	Year Ended May 31, 2006
	Legacy Lawson twelve months ended May 31, 2006	Intentia five weeks ended May 31, 2006	Lawson Consolidated May 31, 2006
Revenues:	(in thousands)
License fees	$70,203	$873	$71,076
Maintenance	180,835	7,320	188,155
Consulting	108,248	23,297	131,545
Total revenues	359,286	31,490	390,776
Cost of revenues:
Cost of license fees	12,121	1,223	13,344
Cost of maintenance	28,435	1,930	30,365
Cost of consulting	105,411	22,422	127,833
Total cost of revenues	145,967	25,575	171,542
Gross profit	213,319	5,915	219,234
Operating expenses:
Research and development	57,160	3,551	60,711
Sales and marketing	74,997	8,196	83,193
General and administrative	49,096	5,731	54,827
Restructuring	1,825	—	1,825
Amortization of acquired intangibles	1,427	695	2,122
Total operating expenses	184,505	18,173	202,678
Operating income (loss)	28,814	(12,258)	16,556
Total other income (loss), net	10,639	472	11,111
Income (loss) before income taxes	39,453	(11,786)	27,667
Provision for income taxes	11,708	—	11,708
Net income (loss)	$27,745	$(11,786)	$15,959

Intentia 5 Week Results

The five week period from Intentia included within the operating results above are not representative of a pro-rata portion of a typical quarter or annual period for Intentia. Intentia can experience a meaningful increase in license fees activity in the days leading up to a quarter end. Because the five week period included in these results did not include the week leading up to a traditional quarter end for Intentia, many of the revenue, cost of revenue and resulting gross profit line items are below a pro-rata portion of typical quarterly or annual results. Also, as a result of purchase accounting, all deferred license revenue was eliminated. This exceeded $200 million. This significantly impacted Intentia’s license revenues for the five week period and is expected to continue to have a significant effect for most of our fiscal 2007, although at a declining rate as we obtain new orders. Additionally, many of the expenses within the cost of consulting line item are fixed. This fact, when combined with lower revenues in the five week period, caused gross profit to be significantly lower than the prior period. Maintenance and consulting revenues were adversely affected by the fair value adjustment made to the purchased deferred maintenance and consulting revenue by approximately $2.3 million. Additionally, consulting personnel at Intentia incurred a larger than normal amount of non-billable time around the purchase date related to integration activities which led to a reduced amount of consulting activity income improved over historical periods because of the reduction in interest expense related to the $36.7 million long-term debt pay-off shortly after the acquisition. Operating expenses were in line with historical levels with the exception of an increase in amortization of intangibles established with the purchase of Intentia.

In our discussion of changes in results of operations from fiscal 2005 to fiscal 2006, we include the contribution of Intentia’s revenues, costs and expenses where applicable. We do not anticipate providing financial information by legacy entity in fiscal 2007 and beyond as our integration efforts will preclude us from separately identifying all revenues, costs and expenses associated with the Intentia operations. Further, as described in Note 16 to the Consolidated Financial Statements, we intend to operate as one business segment as such this information will not be available.

Revenues

	Year Ended May 31, 2006			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	Dollars	Percent	Dollars	Percent
Revenues:	(in thousands, except %)
License fees	$71,076	$57,743	$92,338	$13,333	23.1%	$(34,595)	(37.5)%
Maintenance	188,155	170,723	154,938	17,432	10.2%	15,785	10.2%
Consulting	131,545	106,718	116,307	24,827	23.3%	(9,589)	(8.2)%
Total revenues	$390,776	$335,184	$363,583	$55,592	16.6%	$(28,399)	(7.8)%

Total Revenues.   We generate revenues from licensing software, providing maintenance for previously licensed products and providing consulting services. We generally utilize written contracts as the means to establish the terms and conditions by which our products, maintenance and consulting services are sold to our customers. Because our maintenance and consulting services are primarily attributable to our licensed products, growth in our maintenance and consulting services is directly tied to the success in our license fee activity.

Our total revenues increased 16.6% in fiscal 2006 over fiscal 2005 of which 9.4% was attributable to Intentia’s five week total revenues. Excluding Intentia’s five week total revenues, we experienced increases in license fees and maintenance. Consulting revenue increased in fiscal 2006 over fiscal 2005 slightly as well. Total revenues declined by 7.8% in fiscal 2005 from fiscal 2004. This decline was largely due to a $35.0 million or 37.5% decline in license fees.

License Fees.   Our license fees primarily consist of fees resulting from products licensed to customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s purchase of additional users for previously licensed products.

License fees increased 23.1% in fiscal 2006 over fiscal 2005 of which 1.5% related to Intentia’s five week license revenues. Excluding Intentia’s five weeks license revenues, license fees increased 21.6% in fiscal 2006 which represented a rebound from the decline experienced in fiscal 2005. License fees were particularly stronger within our retail and industry market customers in fiscal 2006 as compared to fiscal 2005. From a product perspective, license fees for our Human Resources, Financials and Budgeting and Planning product lines represented the largest portion of growth over fiscal 2005. The number of licensing transactions with new clients increased to 67 in the current year period up from 59 in the prior year. The average deal size with new customers increased to $531,000, compared to $358,000 in fiscal 2005. The increase in new client sales is due in part because of a return to traditional buying patterns that were slowed in fiscal 2005 due to industry consolidation. Additionally, many of our targeted public company clients completed their initial year of Sarbanes-Oxley compliance in fiscal 2005, which freed up their time and resources to facilitate some of the increase during fiscal 2006 sales activity

In fiscal 2005, license fee revenue was down sharply from fiscal 2004. License fees were down in all industry verticals and in all product lines in fiscal 2005 when compared to fiscal 2004. The number of licensing transactions with new customers was 59 in fiscal 2005 compared to 84 in fiscal 2004. The average deal size with new customers decreased to $358,000 in fiscal 2005, compared to $543,000 in fiscal 2004. We believe this overall reduction in demand was attributable to uncertainty in the market place surrounding multiple significant mergers between ERP software vendors, as well as competing corporate priorities such as Sarbanes-Oxley compliance which slowed investment in our applications. License fee revenue as a percentage of total revenues, for fiscal 2006, 2005, and 2004, were 18.2%, 17.2% and 25.4%, respectively.

Maintenance.   Our maintenance revenues represent the ratable recognition of fees to enroll and renew licensed products in our maintenance program. This program entitles our customers to product enhancements, technical support services, and ongoing compatibility with third-party operating systems, databases and hardware. These fees are typically charged annually and are based on the license fees initially paid by the customer. Maintenance revenues can have fluctuations based on the timing of contracts, renewal rates, price increases and the number of new license contracts.

In fiscal 2006, our maintenance revenues increased by 10.2% over fiscal 2005. Of this increase, 4.3% was attributable to Intentia’s five weeks of maintenance revenues included within our fiscal 2006 maintenance revenues. Without the addition of Intentia’s maintenance revenues in fiscal 2006, annual price increases to renewals along with the addition of new customers in fiscal 2006 led to the increase over fiscal 2005. The maintenance revenues for Intentia in fiscal 2006 were generated primarily from the deferred maintenance revenue balance acquired in April 2006. Accordingly, the revenues recorded during this period also reflect the pro-rata portion of the fair value purchase accounting reductions made to the deferred maintenance balance acquired in April 2006. The impact of the fair value purchase accounting adjustments to maintenance revenues relating to the deferred balances acquired in April 2006 resulted in a reduction in deferred revenue and will largely impact the first 12 months after the acquisition date. In fiscal 2005, maintenance revenues increased by 10.2% over fiscal 2004. This increase was primarily due to a $10.1 million increase in revenue earned on maintenance contracts purchased in April 2004, and to a lesser extent, an increase in revenue resulting from increased prices. Maintenance revenue as a percentage of total revenues for fiscal 2006, 2005 and 2004 were 48.1%, 50.9% and 42.6%, respectively.

Consulting.   Our consulting revenues consist of services related to software installations, software implementations, customized development, and training services to customers who have licensed our products.

Consulting revenues increased by 23.3% in fiscal 2006 over fiscal 2005 levels. Of this increase, 21.8% resulted from the addition of Intentia’s five weeks of consulting revenue. Increased contracting activity in 2006 lead to increases in our consulting revenue towards the end of the fiscal year. Much of this increase resulted from an increase in third-party consulting services. Lawson’s consulting revenues in fiscal 2006 were partially generated from the deferred consulting revenue balance acquired from Intentia in April 2006. Accordingly, some of the consulting revenue amounts recorded during this period also reflect fair value purchase accounting reductions made to the deferred consulting balance acquired in April 2006. Intentia’s business model has traditionally relied on a higher percentage of consulting revenues than Lawson’s traditional model. Accordingly, we expect consulting revenues to grow significantly in fiscal 2007 as a result of the consulting contracts acquired from Intentia. Our consulting revenues in fiscal 2005 declined by 8.2% from fiscal 2004 levels as a result of the sharp decline in license fees in the same period. Consulting revenues as a percentage of total revenues for fiscal 2006, 2005 and 2004 were 33.7%, 31.8% and 32.0%, respectively.

Cost of Revenues

	Year Ended May 31, 2006			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	Dollars	Percent	Dollars	Percent
	(in thousands, except %)
Cost of revenues:
Cost of license fees	$13,344	$9,961	$15,948	$3,383	34.0%	$(5,987)	(37.5)%
Cost of maintenance	30,365	31,419	27,336	(1,054)	(3.4)%	4,083	14.9%
Cost of consulting	127,833	109,204	108,963	18,629	17.1%	241	0.2%
Total cost of revenues	$171,542	$150,584	$152,247	$20,958	13.9%	$(1,663)	(1.1)%
Gross Profit:
License Fees	$57,732	$47,782	$76,390	$9,950	20.8%	$(28,608)	(37.4)%
Maintenance	157,790	139,304	127,602	18,486	13.3%	11,702	9.2%
Consulting	3,712	(2,486)	7,344	6,198	249.3%	(9,830)	(133.9)%
Total	$219,234	$184,600	$211,336	$34,634	18.8%	$(26,736)	(12.7)%
Gross Margin:
License Fees	81.2%	82.7%	82.7%
Maintenance	83.9%	81.6%	82.4%
Consulting	2.8%	(2.3)%	6.3%
Total	56.1%	55.1%	58.1%

Cost of License Fees.   Cost of license fees includes royalties to third parties, amortization of acquired software, and software delivery expenses. Our software solutions may include embedded components of third-party vendors, for which a fee is paid to the vendor upon the sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions, which also results in a fee. The cost of license fees is higher when we resell products of third-party vendors. As a result, gross margins will vary depending on the proportion of third-party product sales in our revenue mix.

Cost of license fees increased 34.0% in fiscal 2006 over fiscal 2005 of which 12.3% was attributable to Intentia’s five weeks cost of license fees. Excluding Intentia’s five weeks cost of license fees, cost of license fees increased 21.7% over fiscal 2005 as a result of increased license fee revenue. The cost of license fees as a percentage of license fees increased from 17.3% in fiscal 2005 to 18.8% in fiscal 2006. This increase is the result of a higher level of third-party royalties incurred in fiscal 2006, primarily from embedded third-party components. In fiscal 2005, cost of license fees decreased by 37.5% primarily due to the 37.5% decline in license fee revenue. Cost of license fees as a percentage of total revenues for fiscal 2006, 2005 and fiscal 2004 were 3.4%, 3.0% and 4.4%, respectively.

Cost of Maintenance.   Cost of maintenance includes salaries, employee benefits, and related travel and overhead costs for providing support services to clients, as well as intangible asset amortization on support contracts purchased in April 2004. Cost of maintenance does not include costs categorized as research and development, consistent with industry practice.

Cost of maintenance decreased 3.4% from fiscal 2005 to fiscal 2006. Excluding the impact of Intentia’s five weeks cost of maintenance amounts, the decrease would have been 9.5%. The cost of maintenance decline is primarily attributable to the full-year effect of workforce reductions primarily related to restructuring initiatives and attrition that occurred during fiscal 2005. This decline coupled with the maintenance revenue growth generated the improvement to maintenance gross margin. In fiscal 2005, cost of maintenance increased by 14.9% as a result of a $3.7 million increase in amortization related to support contracts purchased in April 2004. Cost of maintenance, as a percentage of total revenues, for fiscal 2006, 2005 and 2004 was 7.8%, 9.4% and 7.5%, respectively.

Cost of Consulting.   Cost of consulting includes salaries, employee benefits, third-party consulting costs and related travel and overhead costs for providing implementation, installation, training and education services to clients.

In fiscal 2006, the cost of consulting increased 17.1% over fiscal 2005. Excluding the impact of Intentia’s five weeks cost of consulting amounts, cost of consulting would have decreased by 3.5%. This decline was primarily attributable to the full-year effect of workforce reductions primarily related to restructuring initiatives and attrition that occurred during fiscal 2005. Additionally, a shift to third party resources overseas resulted in lower costs associated with services performed in fiscal 2006. In fiscal 2005, cost of consulting increased by third-party consulting costs that were offset by lower personnel costs resulting from workforce reductions related to restructuring initiatives. Cost of consulting, as a percentage of total revenues, for fiscal 2006, 2005 and 2004 was 32.7%, 32.6% and 30.0%, respectively. Services margins in fiscal 2006 and 2005 were below management’s expectations. Lower utilization rates for services professionals during these periods have caused these lower margins. Management is currently taking steps to improve the utilization rates which should improve margins in the future periods.

Operating Expenses

	Year Ended May 31, 2006			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	Dollars	Percent	Dollars	Percent
	(in thousands, except %)
Operating Expenses
Research and development	$60,711	$62,158	$64,888	$(1,447)	(2.3)%	$(2,730)	(4.2)%
Sales and marketing	83,193	75,637	93,138	7,556	10.0%	(17,501)	(18.8)%
General and administrative	54,827	36,443	37,721	18,384	50.4%	(1,278)	(3.4)%
Restructuring	1,825	5,028	2,210	(3,203)	(63.7)%	2,818	127.5%
Amortization of acquired intangibles	2,122	1,545	1,274	577	37.3%	271	21.3%
Total operating expenses	$202,678	$180,811	$199,231	$21,867	12.1%	$(18,420)	(9.2)%

Research and Development.   Research and development expenses consist primarily of salaries, employee benefits, related overhead costs, and consulting fees associated with product development, enhancements and upgrades provided to existing customers under maintenance plans and to new customers, testing, quality assurance, and documentation.

Research and development expenses decreased 2.3% from fiscal 2005 to fiscal 2006. Excluding the impact of Intentia’s five weeks of research and development expenses, the decrease would have been 8.0%. This decrease was primarily due to a $4.5 million reduction in contract personnel and a $2.2 million decrease in employee costs resulting from workforce reductions primarily related to prior year restructuring initiatives. These decreases were partially offset by an increase of $2.6 million in costs associated with outsourcing research and development activities through our global sourcing partner relationship. In fiscal 2005, research and development expenses decreased by 4.2% from fiscal 2004 largely as a result of a full year impact from the restructuring activities in fiscal 2004. Research and development expenses as a percentage of total revenues for fiscal 2006, 2005 and 2004 were 15.5%, 18.5% and 17.8%, respectively.

Sales and Marketing.   Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel, and overhead costs related to our sales and marketing personnel, as well as trade show activities, advertising costs, and other costs associated with marketing our company.

In fiscal 2006, sales and marketing expenses increased 10.0% over fiscal 2005. Excluding the impact of Intentia’s five week sales and marketing amounts, sales and marketing expenses would have decreased by 0.8%. This decrease in sales and marketing expenses was primarily due to a $6.0 million reduction in advertising costs, a reduction in consulting fees and a reduction for travel expenses due to reduced headcount and cost reduction initiatives. Partially offsetting these decreases was a net increase of $5.3 million in employee and related costs due to sales incentives. In fiscal 2005, sales and marketing expenses declined by 18.8% from fiscal 2004. This decline was largely due to declines in sales and marketing personnel related to the restructuring activities in fiscal 2004, and a decline in incentive compensation that was caused by a 37.5% decline in license fees over the same period. Sales and marketing expenses as a percentage of total revenues for fiscal 2006, 2005 and 2004 were 21.3% and 22.6% and 25.6%, respectively.

General and Administrative.   General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees and bad debt expense.

General and administrative expenses increased by 50.4% in fiscal 2006 over fiscal 2005. Excluding the impact of Intentia’s five weeks general and administrative expenses, the increase was 34.7%. The increase excluding Intentia’s five weeks was primarily driven by a $6.3 million non-cash charge for option expense relating to the former president and CEO’s negotiated separation agreement. Additionally, an increase of $6.9 million in accounting and finance personnel and related contract personnel primarily contributed to the remaining increase in general and administrative expenses in fiscal 2006. These increases were offset by a $3.1 million decrease in bad debt expense primarily driven by improved aging of receivables due to strong collection efforts and lower specific reserves. General and administrative expenses declined by 3.4% in fiscal 2005 from 2004 largely due to decreases in employee related costs, other administrative expenses and settlements, that were offset in part by increases in professional fees related to the SEC’s informal investigation and professional fees related to our Sarbanes-Oxley compliance initiatives. General and administrative expenses as a percentage of total revenues for fiscal 2006, 2005 and 2004 were 14.1% and 10.9% and 10.4%, respectively.

Restructuring.   During 2006, we recorded $1.8 million in restructuring charges compared with $5.0 million and $2.2 million in restructuring charges for fiscal 2005 and 2004, respectively.

On April 26, 2006, in conjunction with the business combination we approved a plan designed to eliminate employee redundancies in both Intentia as well as legacy Lawson. The plan for legacy Lawson includes the reduction of 60 employees in the United States and United Kingdom that resulted in a charge for severance and related benefits of $1.8 million as of May 31, 2006. The reduction will include employees who work in operations, marketing, sales, research and development, maintenance and services of which actions are expected to take place during the period from May 2006 to February 2007. The plan for Intentia includes the reduction of approximately 110 employees through APAC and EMEA and includes employees in all functional areas of the company and resulted in a charge for severance and related benefits of $12.7 million. The plan for Intentia also includes certain facility closings resulting in a charge for lease exit costs of $16.8 million. These charges were not reflected in the income statement but instead were reflected as part of the purchase price in the business combination. These restructuring reserves are not final as of May 31, 2006 and we anticipate that they could be adjusted for modifications in the restructuring plan and adjustments in amounts estimated. The Company anticipates that the restructuring plans will be final by the end of the third quarter of fiscal 2007. The Company expects to see cost savings as a result of the restructuring plans with a reduction in cost of revenue and operating expenses in future periods resulting from lower facility lease expense and reduced headcount.

The fiscal 2005 and 2004 plans included initiatives to realign projected expenses with anticipated revenue levels. As of May 31, 2006, remaining reserve balances related to prior years’ restructurings consist of $0.1 million in employee related costs.

See Note 3 of Notes to Consolidated Financial Statements for additional information on restructuring activity.

Amortization of Acquired Intangibles.   Amortization of acquired intangibles for fiscal 2006 was $2.1 million compared with the $1.5 million for 2005 and $1.3 million for 2004. The increase over fiscal 2005 primarily results from the amortization of intangibles acquired in the Intentia merger. The increase in fiscal 2005 over 2004 primarily reflects the full year increases in amortization of intangibles associated with companies acquired during fiscal 2004.

Other Income, net

Other income, net, which is primarily composed of interest income earned from cash and marketable securities, increased to $11.1 million for fiscal 2006 from $4.3 million for fiscal 2005 and $3.2 million for fiscal 2004. The $6.8 million increase in other income, net in fiscal 2006 was due primarily to a $53.6 million increase in average invested balances and an increase in average yields, which were 4.0% and 1.8% for fiscal 2006 and 2005, respectively, and $0.4 million in interest income received on a tax refund. The increase in fiscal 2005 over 2004 primarily resulted from an increase in the average yield on investments partially offset by approximate $20.9 million decrease in average invested balances compared to fiscal 2004.

Provision for Income Taxes

Our global provision for income taxes for fiscal 2006 was $11.7 million, compared to $2.9 million for fiscal 2005. During fiscal year 2006, the Company decreased deferred tax valuation allowances by $1.3 million and also decreased the tax reserve by $2.3 million, which both caused a decrease to the tax provision; however, for the year, there was an overall increase in income tax expense due to an increase in pre-tax consolidated book income, including accounting for the impact on the global tax provision related to the acquisition of Intentia.

Our global effective income tax rate for fiscal 2006 was 42.3%, compared to 35.2% for fiscal 2005. This increase in our effective tax rate was due primarily to the acquisition of Intentia. As of the date of acquisition, many of the Intentia legal entities had net operating loss carryforwards with full valuation allowances applied against them. Under the provisions of SFAS 109, if acquired net operating losses are ultimately realized this will not result in a tax benefit but rather a non-cash tax expense and a reduction to goodwill.

Our annual global effective tax rate may fluctuate from year to year due primarily to changes in the amount and mix of domestic and foreign income, changes in our amount of federal tax credits, tax-exempt income, other permanent book-tax differences, changes in our valuation allowance related to deferred tax assets, and changes in tax legislation including the expiration for federal tax purposes of the research and development tax credit as of December 31, 2005.

As Lawson’s global operations continue to become more profitable, Lawson does not anticipate paying significant local country cash taxes, except in a few jurisdictions, until such time as foreign net operating losses have either been fully utilized, or where applicable, have expired.

During fiscal years 2006 and 2005, we recorded income tax benefits of $3.9 million and $4.2 million, respectively, related to deductions for employee stock option exercises. This tax benefit, which decreased current income taxes payable and decreased additional paid-in capital by equal amounts, had no effect on our provision for income taxes; however, it did result in a significant decrease in the amount of cash tax outlay.

Our provision for income taxes for fiscal 2005 was $2.9 million, compared to $7.3 million for fiscal 2004. This decrease in income tax expense was due to a decrease in income before income taxes and a decrease in our effective income tax rate.

Our effective income tax rate for fiscal 2005 was 35.2%, compared to 47.8% for fiscal 2004. This decrease in our effective tax rate was due primarily to increased tax benefits as a percentage of income before income taxes from research and development tax credits and tax-exempt income. Additionally, a decrease in the change in the valuation allowance related to state and federal tax carryforwards contributed to the decrease in the effective tax rate.

During fiscal years 2005 and 2004, we recorded income tax benefits of $4.2 million and $11.6 million, respectively, related to deductions for employee stock option exercises. This tax benefit, which decreased current income taxes payable and decreased additional paid-in capital had no effect on our provision for income taxes.

Liquidity and Capital Resources

	As of and for the Fiscal Year Ended May 31,
	2006	Change	2005	Change	2004
	(in thousands, except %)
Working capital	$168,201	(5.7)%	$178,410	7.9%	$165,336
Cash and cash equivalents and marketable securities	$306,581	30.7%	$234,613	12.3%	$208,982
Cash provided by operating activities	$76,486	132.5%	$32,898	84.5%	$17,833
Cash (used in) provided by investing activities	$(23,758)	(128.9)%	$82,222	399.1%	$(27,491)
Cash (used in) provided by financing activities	$(32,645)	*NM	$228	100.8%	$(27,817)

      *   Percentage not meaningful

As of May 31, 2006, we had $306.6 million in cash, cash equivalents and marketable securities and $168.2 million in working capital. Our most significant source of operating cash flows is derived from license fees, maintenance and consulting services to our clients. Days sales outstanding (“DSO”) for legacy Lawson, calculated as net receivables at period-end divided by revenue for the quarter times 90 days in the quarter, was 50 and 45 as of May 31, 2006 and May 31, 2005, respectively. Because the acquisition occurred late in the quarter, a combined DSO including Intentia was not meaningful. The increase in the DSO for the three months ended May 31, 2006 for legacy Lawson as compared with the three months ended May 31, 2005, is reflective of a $9.2 million increase in accounts receivable associated with the combined effects of increased revenues and a decrease in the allowance for doubtful accounts. Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and maintenance and support and consulting services, and facilities.

We believe that cash flows from operations, together with our cash, cash equivalents and marketable securities, will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities and investments for the foreseeable future. We anticipate that the cash outflows relating to the restructuring reserves established for the acquisition of Intentia will occur during fiscal 2007. We also anticipate that costs to integrate the acquisition will not go beyond the end of fiscal 2007. As part of our business strategy, we may acquire companies or products from time to time to enhance our product lines. On April 25, 2006 we consummated our agreement to combine with Stockholm, Sweden-based Intentia International AB. Although the acquisition was an all-stock transaction, cash was used to fund aspects of the transaction including $8.5 million of acquisition related costs, $40.5 million in settlement of loans and interest assumed in the merger and $5.4 million in integration costs. We estimate the purchase of Intentia common shares not tendered in the exchange offer and continuing integration activities will require additional cash outlays totaling $4.9 million and approximately $22 million, respectively, over the next 12 months. The cash outlay for shares is subject to arbitration and therefore may change.

Subsequent Event.   On July 20, 2006 the Company acquired the equity of Competency Assessment Solution (“CAS”), to augment its human capital management solutions for $2.5 million in cash. The final purchase price is subject to adjustment based on the final closing balance sheet. We believe we have sufficient cash to fund these business transactions. For additional information refer to Note 18, of Notes to Consolidated Financial Statements.

Cash flows from operating activities:

Net cash provided by operating activities was $76.5 million for fiscal 2006 compared with $32.9 million for fiscal 2005. Cash flows from operating activities were largely generated from our net income of $16.0 million and increased by $23.8 million in non-cash charges before working capital changes. Non-cash charges primarily consist of $16.2 million of depreciation and amortization, a $6.4 million stock compensation charge related to a negotiated separation agreement with the Company’s former president and CEO, and a $4.0 million tax benefit from stockholder transactions for option activity. The $36.7 million in net working capital changes increased the overall cash provided to $76.5 million.

The activity in working capital changes for fiscal 2006, excluding the impact of the Intentia acquired working capital balances, primarily relates to a $10.2 million increase in cash received resulting from accounts receivable, a $22.0 million decrease in prepaid expenses and other assets, a $11.3 million increase in deferred revenue and customer deposits and a $1.0 million increase in cash payments related to income taxes payable. These were partially offset by a decrease in accrued and other liabilities in the amount of $6.6 million and a decrease in accounts payable of $1.3 million.

The $11.3 million increase in deferred revenue and customer deposits is primarily due to the switch to a June 1st common renewal date for maintenance. The $22.0 million reduction in prepaid and other assets is primarily due to a collection of a income tax refund. The $10.2 million reduction of trade accounts receivable is primarily due to a $17.1 million reduction in Intentia receivable that was partially offset by an increase of $6.9 million increase in legacy Lawson which was the result of the strong Q4 results. The $6.6 million decrease in accrued and other liabilities was primarily driven by a $12.1 million decrease in accrued compensation and benefits from Intentia that was partially offset by an increase of $3.4 million in legacy Lawson.

The significant activity in cash flows from working capital changes for fiscal 2005 primarily related to a $21.2 million increase in cash from trade accounts receivable, which was partially offset by a $6.9 million decrease in deferred revenue and client deposits and a $4.4 million net decrease in accrued expenses and other liabilities. The $21.2 million increase in cash from the decrease in trade accounts receivable was due primarily to focused collection efforts as well as the effects from a general decrease in revenues.

The $4.4 million decrease in accrued expenses and other liabilities was due primarily to restructuring related cash payments and the payment of fiscal 2004 incentive compensation in the first quarter of fiscal 2005. Fiscal 2005 incentive compensation payments were lower due to partial objectives being met. The $6.9 million decrease in deferred revenue and client deposits was primarily due to a decrease in cash received on support billings as a result of a change in client billing cycles. The change in client billing cycles resulted in initially smaller client invoices due to pro-rata billings in an effort to get individual multiple client support billings to a common renewal date. The cash collections generated by the pro-rata billings will fluctuate according to renewal periods identified by our clients.

Cash flows from investing activities:

Net cash used in investing activities was $23.8 million for fiscal 2006 compared with $82.2 million of cash provided for fiscal 2005. The decrease in cash from investing activities for fiscal 2006 primarily related to $49.0 million of cash used in net purchases of marketable securities as well as $4.9 million of cash paid for property and equipment purchases. This was partially offset by $30.1 million of net cash received in conjunction with the acquisition of Intentia. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information

Net cash provided by investing activities was $82.2 million for fiscal 2005 compared with net cash used in investing activities of $27.5 million for fiscal 2004. Cash provided by investing activities for fiscal 2005 primarily related to $89.6 million in proceeds received from sales and maturities of marketable securities net of purchases.

Cash flows from financing activities:

Net cash used in financing activities was $32.6 million for fiscal 2006 compared with net cash provided by financing activities of $0.2 million for fiscal 2005. The financing activities for fiscal 2006 primarily related to $40.5 million in cash payment of long term debt which was assumed in the acquisition of Intentia. This was partially offset by $7.1 million in cash received from the exercise of stock options and $3.6 million in cash received from employee contributions to our employee stock purchase plan.

Net cash provided by financing activities was $0.2 million for fiscal 2005 compared with net cash used in financing activities of $27.8 million for fiscal 2004. Cash provided by financing activities for fiscal 2005 primarily related to $7.6 million in cash received from the exercise of stock options, and $3.9 million in cash received from employee contributions to our employee stock purchase plan that was primarily offset by $10.0 million in cash used to fund the repurchase of common stock and $1.4 million used for repayment of debt.

Repurchase of common shares

In June 2003, our Board of Directors authorized us to repurchase up to $50.0 million of our common shares. Shares were repurchased as market conditions warranted either through open market transactions, block purchases, private transactions or other means. No time limit had been set for the completion of the program. During fiscal 2004, a total of 4.9 million shares were repurchased for $40.0 million in cash and $0.1 million in non-cash transactions. During fiscal 2005 we completed the authorized stock repurchase plan by purchasing 1.4 million shares for $10.0 million in cash.

Cash proceeds obtained from maturities of marketable securities, the exercise of employee stock options, and contributions to the employee stock purchase plan largely funded the share repurchases. The repurchased shares are recorded as treasury stock and result in a reduction to stockholders equity. The shares will be used for general corporate purposes.

Contingent cash commitments

In fiscal 2005, the Company and International Business Machines Corporation (IBM) entered into an OEM Software Agreement that was modified in the second quarter of fiscal 2006, along with a Master Relationship Agreement (MRA). Under these agreements, we resell our business applications in conjunction with IBM’s open standards-based software, and the companies jointly market these software solutions. The MRA governs the joint marketing activities and has a three-year term. During the term of the modified OEM Software Agreement, we pay royalties to IBM for the licensing of IBM programs to each applicable existing and new customer of the Company, and we pay IBM annual maintenance fees for each applicable customer. The royalty and maintenance payments to IBM are based on transactions with each applicable Lawson customer. The modified OEM Software Agreement has an initial term of three years commencing September 2005 and may be extended by the Company for two additional one-year terms. During the initial three-year term, we have agreed to pay certain minimum quarterly and annual royalties to IBM. Total commitments under the modified OEM Software Agreement approximate $9.5 million over the three-year term. We may elect to terminate the OEM Software Agreement for convenience upon 90 days advance notice to IBM. If we elect early termination at any time during the initial three-year term, the terms of the Agreement require us to pay IBM any unpaid minimum royalties through the date of termination plus a prorated share of the guaranteed annual minimum payment due for the year in which the termination occurred. We made cash payments of $2.6 million according to terms of the modified OEM Software Agreement during fiscal 2006 recorded as other assets—long-term. In addition, we recorded $0.6 million as other accrued liabilities on the May 31, 2006 Consolidated Balance Sheet, representing the annual minimum owed per the terms of the contract. In accordance with SFAS No. 86 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”), the fees paid and accrued to date will be amortized to costs of license fees over the earlier of the time period in which units are sold or the useful life.

On May 9, 2005, the Company and The Hackett Group, Inc., a wholly-owned subsidiary of Answerthink Inc. (“Hackett”), entered into an Advisory Alliance Agreement (the “Agreement”). The Agreement identifies joint programs in which Hackett will provide the Company and its customers and prospects with, among other things, access to Hackett benchmark tools, best-practices research and business advisory services in exchange for the payment of specified program fees. The term of the Agreement commenced on May 9, 2005, and continues until May 31, 2008, unless terminated earlier in accordance with the provisions of the Agreement. The Company and Hackett have the option to extend the terms of the programs upon mutual written agreement, and Hackett has agreed to provide certain exclusivity rights to us in connection with certain of its programs. Under the Agreement, we paid $1.6 million in fiscal 2006, and are contractually committed to pay an additional $0.5 million within the next twelve months that has been recorded as other accrued liabilities at May 31, 2006. In addition, we will pay additional fees when sales volumes meet established criteria throughout the term of the contract. On June 14, 2006, we amended the Agreement with Hackett. The amendment did not change the amount owed to Hackett under the Agreement but instead reallocated the committed payments to the program associated with providing the product offering to our customers and provides a greater range of membership levels that the Company can offer to its customers.

On May 5, 2005, Intentia entered a Master Offshoring Agreement with Symphony Service Corp., referred to as Symphony Services, an affiliate of Symphony Technology Group, LLC, a shareholder of Lawson and Symphony Technology II-A,L.P., pursuant to which Symphony Services agreed to provide Intentia both product development and customer support resources for an initial five year term. The agreement was not affected by the consummation of the business combination with Lawson. It is believed that this Agreement that was part of a business transformation plan approved by Intentia in July 2004, will enable the Company to achieve significant quality improvements and better customer service without increasing total spending on product development and customer support. Under terms of the Agreement we are contractually obligated to pay for a stated minimum level of resources employed to provide services for the first three years of the Agreement, after which either party may terminate the Agreement by delivery of a six-month advanced written notification. If we elected to terminate after the first three years, we would be required to pay a buyout fee equal to six months of resource costs under the agreement. As of May 31, 2006 our remaining minimum obligation level is approximately $3.5 million in each of the next two years and is likely to continue through the final two years of the Agreement which ends in May 2010. Symphony has been paid $3.6 million since the Agreement’s inception through May 31, 2006. Romesh Wadwani is a member of the Board of Directors of Lawson and is a partner of Symphony Technology Group, LLC.

On May 5, 2005, Intentia and IBM Svenska AB (“IBM”), entered into a Master Offshoring Agreement in which IBM agreed to provide Intentia cost efficient, high quality software development services and governs the joint development activities. The Agreement has an initial term of five years, and may be extended in one or more additional 18 month period(s), provided that the parties mutually agree to such renewal in writing at least six month prior to the expiration of the then-current term. The agreement was not affected by the consummation of the business combination with Lawson. For the duration of the term of the Agreement, the Company is obligated for minimum staffing levels and resources defined by the Agreement at an annual cost of approximately $1.2 million. After completion of two and a half years from the Agreement Date, we may terminate the Agreement for convenience with six month advance written notice. However, if the Agreement is terminated for convenience before the completion of five years, we remain obligated to pay IBM any unpaid amounts due for services performed up to the termination or the minimum staffing levels, whichever is greater. As of May 31, 2006 the Company’s total remaining minimum obligation under the Agreement is $4.8 million. IBM has been paid $1.9 million since the Agreement’s inception through May 31, 2006.

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at May 31, 2006, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
Balance Sheet Contractual Obligations:
Debt	$4,755	$2,027	$2,728	$—	$—
Capital leases	2,995	1,448	1,248	168	131
Strategic partner commitments(2)(3)	1,100	1,100	—	—	—
Total	$8,850	$4,575	$3,976	$168	$131
Other Contractual Obligations:
Operating leases	$123,614	$24,807	$43,061	$26,110	$29,636
Purchase obligations(1)(4)(5)	18,732	8,661	8,732	1,339	—
Total	$142,346	$33,468	$51,793	$27,449	$29,636
Total Contractual Obligations	$151,196	$38,043	$55,769	$27,617	$29,767

       (1) Our purchase obligations represent those commitments greater than $50,000.

       (2) Under the Agreement with Hackett that commenced May 9, 2005, we paid $1.6 million during fiscal 2006, and are contractually committed to pay an additional $0.5 million within the next twelve months. We will pay additional fees if sales volumes meet established criteria throughout the term of the contract. The Agreement identifies joint programs in which Hackett will provide the Company and its customers and prospects with, among other things, access to Hackett benchmark tools, best-practices research and business advisory services.

       (3) During the initial three-year term, we have agreed to pay certain minimum quarterly and annual royalties to IBM. Total commitments under the modified OEM Software Agreement approximate $9.5 million over the three-year term. We may elect to terminate the OEM Software Agreement for convenience upon 90 days advance notice to IBM. If we elect early termination at any time during the initial three-year term, we would pay IBM any unpaid minimum royalties through the date of termination plus a prorated share of the guaranteed annual minimum payment due for the year in which the termination occurred. The Company has made cash payments of $2.6 million according to terms of the modified OEM Software Agreement during the fiscal year ended May 31, 2006 recorded as other assets—long-term. In addition, we recorded $0.6 million as other accrued liabilities on the May 31, 2006 Consolidated Balance Sheet, representing the annual minimum owed in the initial year of the contract.

       (4) On May 5, 2005, Intentia entered an agreement with Symphony Service Corp., referred to as Symphony Services, an affiliate of Symphony Technology Group, LLC, a shareholder of Lawson and Symphony Technology II-A,L.P., pursuant to which Symphony Services agreed to provide Intentia both product development and customer support resources for an initial five year term. The agreement was not affected by the consummation of the business combination with Lawson. Under terms of the Agreement we are contractually obligated to pay for a stated minimum level of resources employed to provide services for the first three years of the Agreement, after which either party may terminate the Agreement by delivery of a six-month advanced written notification. If we elect to terminate after the first three years, we would be required to pay a buyout fee equal to six months of resource costs under the agreement. As of May 31, 2006 the Company’s remaining obligation under the Agreement is $7.0 million.

       (5) On May 5, 2005, Intentia entered into a five year Master Offshoring Agreement with IBM, in which Intentia is obligated to pay certain stated minimum level of expenses for each of the five years. The agreement was not affected by the consummation of the business combination with Lawson. After two and a half years from the Agreement date, we may terminate the Agreement by delivery of a six-month advance written notice; however we remain obligated for the minimum expense level. As of May 31, 2006 the Company’s remaining obligation under the Agreement is $4.8 million.

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities, related parties or other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of May 31, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of May 31, 2006, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2007 and 2017. Rent expense under operating leases for fiscal 2006, 2005 and 2004 was $16.4 million, $14.2 million and $14.4 million, respectively. Future minimum lease payments under our operating leases as of May 31, 2006 are detailed above in “Disclosures about Contractual Obligations and Commercial Commitments.”

Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) requires compensation cost relating to unvested share-based payment transactions that are outstanding as of the effective date and newly issued transactions to be recognized in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) supersedes SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). SFAS No. 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair-value-based method been used. We elected the option of disclosure only under SFAS No. 123. In our disclosures, we have historically used the Black-Scholes option pricing model to determine the fair value of its share based compensation arrangements. Upon the adoption of SFAS No. 123(R), we will continue to utilize the Black-Scholes model. Public entities are required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005, which is effective with our first quarter of fiscal 2007. Based on the significant amount of our unvested share-based payment awards, the adoption of this statement is anticipated to have a material impact on our Consolidated Statements of Income. The Company estimates that this statement will result in an additional pretax compensation charge of approximately $7.0 million to $9.0 million in fiscal 2007.

In May 2005, the FASB issued SFAS No 154, Accounting Changes and Error Corrections—A replacement of APB Opinion No 20 and FASB Statement No. 3 (SFAS 154). SFAS 154 changes the requirement for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with our first quarter of fiscal 2007. The Company does not believe that, upon adoption, SFAS No. 154 will have a material impact on our Consolidated Financial Statements, however, after adoption, if a change in accounting principle is made, SFAS no. 154 could have a material impact on our Consolidated Financial Statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement and disclosure of tax positions that a company has taken or expects to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We are currently evaluating whether the adoption of Interpretation 48 will have a material effect on our consolidated financial statements.

Item 7A.                Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency.   The Company’s market risk includes the potential loss arising from adverse changes in foreign currency exchange rates. As of the fiscal year ended May 31, 2006 approximately 10% of our revenue was denominated in a foreign currency. This includes approximately one month of revenues for the Intentia which was acquired on April 25, 2006. Since Intentia’s revenues are predominately denominated in foreign currencies, we expect the percentage to be significantly higher in the future resulting in the potential for a more significant market risk due to foreign currencies.

As a result of the acquisition of Intentia and an increase in transactions denominated in foreign currencies, we expect an increase in foreign currency exposure in fiscal 2007. We will manage foreign currency market risk, from time to time, using forward contracts to offset the risk associated with the effects of certain foreign currency exposures. These foreign currency exposures are primarily associated with inter-company transactions in our non-functional currencies. Increases or decreases in our foreign currency exposures are expected to be offset by gains or losses on forward contracts. This is expected to mitigate the possibility of significant foreign currency transaction gains or losses in future periods.

We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in the income statement. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains (losses) related to forward contracts recorded in the accompanying consolidated statements of income as of May 31, 2006 was $0.1 million. At May 31, 2006 the fair value of foreign currency forward contracts that were in a gain position totaled $0.3 million and the fair value of foreign currency forward contracts that were in a loss position totaled $0.4 million. For prior fiscal years, we did not employ derivative financial instruments.

Interest Rates.   Our investments consist of financial instruments, primarily money market funds and highly liquid debt securities of corporations and municipalities. These investments are denominated primarily in U.S. dollars as of May 31, 2006. Investments with original maturities of three months or less are classified as cash and cash equivalents. As of May 31, 2006, the average maturity of our investment securities was less than three months and all investment securities had maturities less than 24 months. As of May 31, 2006, we consider the reported amounts of these investments to be reasonable approximations of fair values. Changes in the market interest rates will not have a material impact on our financial position.

Item 8.                        Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in Part IV Item 14(a)(1) and (2).

Item 9.                        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures—As of the end of the period covered by this report (the Evaluation Date), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the 1934 Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting—The management of Lawson Software, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2006. In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based upon this assessment, management has concluded that as of May 31, 2006, our internal control over financial reporting was effective based on those criteria. Management has excluded Intentia from its assessment of internal control over financial reporting as of May 31, 2006 as outlined in the SEC responses to frequently asked questions regarding the evaluation of internal controls of entities subject to a business combination.  Intentia’s assets and revenues represent approximately 63% and 8%, respectively, of consolidated total assets and revenues of Lawson as of and for the year ended May 31, 2006.

Management’s assessment of the effectiveness of internal controls over financial reporting as of May 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages F-1 and F-2.

Changes in Internal Control Over Financial Reporting—During our fourth quarter of fiscal 2006, there were significant changes in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) as a result of the acquisition of Intentia, as discussed below. While these changes were significant, management believes that our internal control over financial reporting continues to remain effective.

Acquisition of Intentia—Although our assessment of internal control over financial reporting excluded Intentia, management has identified a significant deficiency relating to the financial reporting process at Intentia. The significant deficiency identified relates to the insufficient full-time staff at Intentia to meet prescribed timelines and that have an adequate understanding of US GAAP requirements. As of and for the year ended May 31, 2006, management instituted transitional controls at the corporate level which compensate for this deficiency.  The transitional controls instituted include:

(1)   Shifting responsibility to the Lawson accounting team for addressing accounting principle differences between US GAAP and International Financial Reporting Standards (IFRS).

(2)   Deploying two senior accounting and finance directors on temporary assignments to lead the Intentia accounting team in identifying US GAAP and IFRS accounting differences and educating the local accounting teams on US GAAP requirements.

(3)   Engaging outside contractors with US GAAP technical accounting knowledge within the local offices in order to institute US GAAP processes.

(4)   Adding a vice president of taxation with the expertise needed to ensure appropriate processes are adopted to effectively identify and support international taxation activities.

In order to remediate the aforementioned control deficiency, management will take the following additional actions:

(1)   Hiring additional permanent accounting personnel with technical accounting expertise, as needed, to ensure that there are appropriate resources in place to properly account for transactions in accordance with US GAAP requirements as well as ensure prescribed closing timelines can be met.

(2)   Providing additional education and training to the Intentia accounting team.

(3)   Expanding the legacy Lawson internal financial controls and processes to Intentia processes, including changes to the record keeping processes that support US GAAP standards.

Management believes that these actions as well as other changes in our control environment will address the aforementioned control deficiency and will strengthen our internal control environment in the future. As disclosed on page 21 in our Risk Factors, the integration of Intentia is complex and is made more challenging given that Intentia will be within the scope of our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 in fiscal 2007.

Part III

The information required by Items 10 through 13 is incorporated by reference from our definitive Proxy Statement pursuant to general instruction G (3), with the exception of the executive officers section of Item 10, which is included in Part I of this Form 10-K. We will file our definitive 2006 Proxy Statement pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 10.                 Directors and Executive Officers of the Registrant

The information concerning our officers required by this item is included in Part I hereof under the heading “Employees.” The information called for by Item 10, as to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated by reference in the 2006 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to that Proxy Statement under the headings “Item 1: Election of Directors” and “Audit Committee Report.”

We have adopted a Global Business Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and all of our other employees and non-employee directors. This Global Business Code of Conduct is posted on our website (www.lawson.com). We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Global Business Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website, at the address specified above.

Our Corporate Governance Policy and charters for each Committee of our Board of Directors are also available on our website. Our Global Business Code of Conduct, Corporate Governance Policy and charters are also available in print to any stockholder who submits a request to: Lawson Software, Inc., Attn: Corporate Secretary, 380 St. Peter Street, St. Paul, Minnesota 55102.

Information on our website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.

Item 11.                 Executive Compensation

Information required under this item is contained in the sections entitled “Executive Compensation and other Information” and “Employment Agreements” in our 2006 Proxy Statement and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this item is contained in the sections entitled “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Principal Stockholders, Directors and Management” in our 2006 Proxy Statement and is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

Information required under this item is contained in the section entitled “Certain Transactions” in our 2006 Proxy Statement and is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Ratification of Selection of Independent Registered Public Accounting Firm.”

Part IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)   Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits.

1.     Financial Statements.   The following Consolidated Financial Statements, and the related Notes thereto, and the Report of Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

2.     Financial Statement Schedules.   Schedules have been omitted because they are not applicable or are not required or the information required to be set forth in those schedules is included in the financial statements or related notes.

3.     Exhibits.   The exhibits filed or incorporated by reference in response to Item 601 of Regulation S-K are listed in the Index to Exhibits.

Index to Financial Statements and Financial Statement Schedules (Item 15-(a1))

Index to Exhibits (Item 15(a3))

Number	Description
2.2(3)	Merger Agreement between Lawson Software, Inc., Everest Acquisition, Inc., Apexion Technologies, Inc., and Maher Hakim, Muwaffa Lahham and Gene Barduson.
2.3(7)	Asset Purchase and Sale Agreement dated April 30, 2004 among Siemens Medical Solutions Health Services Corporation, Siemens Medical Solutions USA, Inc. and Lawson Software, Inc.
3.1(12)	Certificate of Incorporation of the Company.
3.2(12)	Bylaws of the Company.
4.1(12)	Form of Certificate of Common Stock of the Company.
4.2(5)	Rights Agreement dated July 28, 2004.
4.3(6)	First Amendment to the Rights Agreement dated June 2, 2005.
4.4(12)	Certificate of Designations of Series B Junior Participating Preferred Stock of the Company.
10.1(1)	Amended and Restated 1996 Stock Incentive Plan.
10.2(2)

2001 Stock Incentive Plan (amended and restated) (incorporated by reference to Exhibit 10.2 to the predecessor’s Amendment No. 2 to the Form S-1 Registration Statement filed with the securities and Exchange Commission on October 26, 2001).

10.3(11)	Consulting Agreement between the Company and Symphony Technology Group, LLC dated May 15, 2006.
10.4(1)	2001 Employee Stock Purchase Plan.
10.5(10)	Modified Master Relationship Agreement and an OEM Software Agreement between Lawson Software, Inc. and International Business Machines Corporation.
10.6(4)	Value Added Reseller Agreement, effective January 29, 2004, between the Company and Micro Focus International Holdings LTD, Inc. and its Affiliates.
10.7(4)	Master Offshore Agreement, effective February 1, 2004, between the Company and Xansa (India) Ltd.
10.8(14)	Separation and Non-compete Agreement and Mutual Release by and between Robert G. Barbieri and Lawson Software, Inc.
10.9(12)	Reseller Agreement between Business Objects S.A. (formerly Crystal Decisions, Inc) and Lawson Software, Inc.
10.10(12)	Amended and Restated Reseller Agreement between StreamServ, Inc. and Intentia International AB.
10.11(12)	Form of Restricted Stock Unit Agreement under 1996 Stock Incentive Plan.
10.12	[Reserved]
10.13(1)	Director Indemnification Agreement, dated March 19, 2001, between the Company and David S. B. Lang.
10.14(1)	Stock Purchase and Exchange Agreement, dated February 23, 2001, between the Company and the investors named therein.
10.15(1)	Registration Rights Agreement, dated February 23, 2001, between the Company and the stockholders, investors and founders named therein.
10.16(1)	Stockholders’ Agreement, dated February 23, 2001, between the Company and the stockholders, investors and founders named therein.
10.17(3)	Form of Change of Control Agreement dated August 11, 2003 with Certain Executive Officers.
10.18(8)	Form of Stock Option Agreement under 2001 Stock Incentive Plan.
10.19(8)	Form of Stock Option Agreement under 2001 Stock Incentive Plan (with additional terms regarding acceleration of vesting).
10.20(9)	Form of Manifesto Stock Option Agreement under 2001 Stock Incentive Plan.
10.21(1)	Lease of real property located at 380 St. Peter St., St. Paul, MN 55102.

10.22(9)	Executive Change in Control Severance Pay Plan for Tier 1 Executives.
10.23	[Reserved]
10.24	[Reserved]
10.25(1)	Application Partner Agreement, dated December 31, 1996, between the Company and Arbor Software Corporation (n/k/a Hyperion Solutions Corporation), as amended to date.
10.26(6)	Transaction Agreement dated June 2, 2005 between Lawson Software, Inc. and Intentia International AB.
10.27(6)	Stockholder Irrevocable Undertaking by and between Intentia International AB (publ) and Lawson Software, Inc.
10.28(6)	Stockholder Irrevocable Undertaking by and between Lawson Software, Inc. and Intentia International AB.
10.29(6)	Separation and Non-compete Agreement and Mutual Release by and between John J. Coughlan and Lawson Software, Inc.
10.30(6)	Employment Agreement between Lawson Software, Inc. and Harry Debes.
10.31(6)	Stock Option Agreement between Lawson Software, Inc. and Harry Debes.
10.32(6)	Restricted Stock Award Agreement between Lawson Software, Inc. and Harry Debes.
10.33(6)	Notice of Amendment of “Out-Of-The-Money” Stock Options Held by Officers Subject to Section 16 of the Securities Exchange Act as of June 1, 2005.
10.34(12)	Addendum to Employment Agreement with Harry Debes.
10.35(12)	Employment Agreement with Bertrand Sciard dated May 4, 2004, Addendum Nos. 1 and 2 to that agreement, Amendment to Letter Agreement dated November 15, 2005, and Addendum dated June 1, 2006.
10.36(13)	Master Offshoring Agreement dated May 5, 2005 between Intentia International AB and Symphony Service Corporation.
21.1(12)	Subsidiaries of Lawson Software, Inc.
23.1(12)	Consent of PricewaterhouseCoopers LLP.
23.2(12)	Consent of Appraisal Firm.
24.1	Powers of Attorney (included on signature page).
31.1(12)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Harry Debes.
31.2(12)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Robert G. Barbieri.
32.1(12)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act—Harry Debes.
32.2(12)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act—Robert G. Barbieri.

       (1) Incorporated by reference to a similarly numbered exhibit to the Company’s Form S-1 Registration Statement (File No. 333-63394) filed on June 20, 2001.

       (2) Incorporated by reference to Exhibit 10.2 to the predecessor’s Amendment No. 2 to the Form S-1 Registration Statement filed with the Securities and Exchange Commission on October 26, 2001.

       (3) Incorporated by reference to the Form 10-Q filed on October 9, 2003.

       (4) Incorporated by reference to the Form 10-Q filed on April 12, 2004.

       (5) Incorporated by reference to the Form 8-A filed by Lawson Software Americas, Inc. (the predecessor registrant to the Registrant) on July 28, 2004.

       (6) Incorporated by reference to the Form 8-K filed by Lawson Software Americas, Inc. (the predecessor registrant to the Registrant) on June 7, 2005.

Exhibit 4.4	First Amendment to the Rights Agreement originally filed as exhibit 4.1.
Exhibit 10.26	Transaction Agreement originally filed as exhibit 10.1.
Exhibit 10.27	Stockholder Irrevocable Undertaking originally filed as exhibit 10.2.
Exhibit 10.28	Stockholder Irrevocable Undertaking originally filed as exhibit 10.3.
Exhibit 10.29	Separation and Non-compete Agreement originally filed as exhibit 10.4.
Exhibit 10.30	Employment Agreement originally filed as exhibit 10.5.
Exhibit 10.31	Stock Option Agreement originally filed as exhibit 10.6.
Exhibit 10.32	Restricted Stock Award Agreement originally filed as exhibit 10.7.
Exhibit 10.33	Notice of Amendment of “Out-Of-The-Money” Stock Options originally filed as exhibit 10.8.

       (7) Incorporated by reference to the Form 10-K filed on July 29, 2004.

       (8) Incorporated by reference to the Form 10-K filed on January 7, 2005.

       (9) Incorporated by reference to the Form 8-K filed on January 19, 2005.

(10) Incorporated by reference to the Form 10-Q filed on October 10, 2005.

(11) Incorporated by reference to the Form 8-K filed on May 17, 2006.

(12) Filed herewith.

(13) Filed herewith. Confidential information is omitted from this exhibit and filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 22b-2 under the Securities Exchange Act of 1934, as amended.

(14) Incorporated by reference to the Form 8-K filed on July 31, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAWSON SOFTWARE, INC.
By:	/s/ ROBERT G. BARBIERI
Robert G. Barbieri
Chief Financial Officer (principal financial and accounting officer)

Dated: August 29, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Harry Debes and Robert G. Barbieri, and each of them, his true and lawful attorney-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, the following persons in the capacities and on the dates indicated have signed this Annual Report on Form 10-K.

Signature	Title	Date
/s/ H. RICHARD LAWSON	Co-Chairman	August 29, 2006
H. Richard Lawson
/s/ ROMESH WADHWANI	Co-Chairman	August 29, 2006
Romesh Wadhwani
/s/ HARRY DEBES	President and Chief Executive Officer and Director	August 29, 2006
Harry Debes	(principal executive officer)
/s/ STEVEN CHANG	Director	August 29, 2006
Steven Chang
/s/ DAVID R. HUBERS	Director	August 29, 2006
David R. Hubers

/s/ MICHAEL A. ROCCA	Director	August 29, 2006
Michael A. Rocca
/s/ PAUL WAHL	Director	August 29, 2006
Paul Wahl
/s/ PETER GYENES	Director	August 29, 2006
Peter Gyenes
ROBERT A. SCHRIESHEIM	Director	August 29, 2006
Robert A. Schriesheim

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Lawson Software, Inc:

We have completed integrated audits of Lawson Software, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of May 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial statements

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Lawson Software, Inc and its subsidiaries at May 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s report on internal control over financial reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of May 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s report on internal control over financial reporting appearing under Item 9A, management has excluded Intentia International AB from its assessment of internal control over financial reporting as of May 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded Intentia International AB from our audit of internal control over financial reporting. Intentia International AB is a wholly-owned subsidiary whose total assets represent 63% and total revenues, which includes five weeks of Intentia’s post-combination operations represent 8% of the related consolidated financial statement amounts as of and for the year ended May 31, 2006.

/s/ PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota
August 28, 2006

LAWSON SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	May 31, 2006	May 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$210,154	$187,744
Marketable securities	90,348	43,099
Trade accounts receivable, net	141,001	42,907
Income taxes receivable	4,577	8,507
Deferred income taxes	21,465	9,314
Prepaid expenses and other assets	47,017	10,753
Total current assets	514,562	302,324
Long-term marketable securities	6,079	3,770
Property and equipment, net	26,189	13,574
Goodwill	454,550	43,407
Other intangible assets, net	154,695	31,939
Deferred income taxes	9,294	21,385
Other assets	5,283	4,319
Total assets	$1,170,652	$420,718
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,475	$1,836
Accounts payable	26,137	8,280
Accrued compensation and benefits	84,564	20,969
Other accrued liabilities	78,563	14,840
Income taxes payable	3,195	1,418
Deferred income taxes	4,221	—
Deferred revenue	146,206	76,571
Total current liabilities	346,361	123,914
Long-term debt net of current portion	4,275	—
Deferred income taxes	9,039	—
Long-term deferred revenue	10,840	1,284
Other long-term liabilities	8,478	2,465
Total liabilities	378,993	127,663
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 750,000 shares authorized; 196,105 and 112,414 shares issued, respectively; 185,651 and 100,619 shares outstanding, at May 31, 2006 and 2005, respectively.	1,961	1,124
Additional paid-in capital	800,168	338,666
Treasury stock, at cost; 10,454 and 11,795 shares at May 31, 2006 and 2005, respectively.	(69,237)	(72,348)
Deferred stock-based compensation	(131)	(41)
Retained earnings	38,692	22,733
Accumulated other comprehensive income	20,206	2,921
Total stockholders’ equity	791,659	293,055
Total liabilities and stockholders’ equity	$1,170,652	$420,718

The accompanying notes are an integral part of the consolidated financial statements.

LAWSON SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Year Ended May 31,
	2006	2005	2004
Revenues:
License fees	$71,076	$57,743	$92,338
Maintenance	188,155	170,723	154,938
Consulting	131,545	106,718	116,307
Total revenues	390,776	335,184	363,583
Cost of revenues:
Cost of license fees	13,344	9,961	15,948
Cost of maintenance	30,365	31,419	27,336
Cost of consulting	127,833	109,204	108,963
Total cost of revenues	171,542	150,584	152,247
Gross profit	219,234	184,600	211,336
Operating expenses:
Research and development	60,711	62,158	64,888
Sales and marketing	83,193	75,637	93,138
General and administrative	54,827	36,443	37,721
Restructuring (Note 3)	1,825	5,028	2,210
Amortization of acquired intangibles	2,122	1,545	1,274
Total operating expenses	202,678	180,811	199,231
Operating income	16,556	3,789	12,105
Other income:
Interest income	10,769	4,377	3,279
Interest expense	(53)	(49)	(70)
Other income, net	395	—	—
Total other income	11,111	4,328	3,209
Income before income taxes	27,667	8,117	15,314
Provision for income taxes	11,708	2,855	7,323
Net income	$15,959	$5,262	$7,991
Net income per share:
Basic	$0.14	$0.05	$0.08
Diluted	$0.14	$0.05	$0.07
Shares used in computing net income per share:
Basic	110,995	99,068	98,462
Diluted	115,350	104,623	107,000

The accompanying notes are an integral part of the consolidated financial statements.

LAWSON SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common		Additional Paid-In	Treasury	Deferred Stock-Based	Retained	Accumulated Other Comprehensive	Total Stockholders’	Comprehensive
	Shares	Amount	Capital	Stock	Compensation	Earnings	Loss (Income)	Equity	(Loss) Income
Balance at May 31, 2003	97,696	1,058	309,637	(28,824)	(3,117)	9,480	1,165	289,399	(1,448)
Deferred stock-based compensation	—	—	(966)	—	112	—	—	(854)	—
Amortization of stock-based compensation	—	—	—	—	2,231	—	—	2,231	—
Exercise of stock options and warrants	4,901	41	5,348	1,795	—	—	—	7,184	—
Tax benefit from stockholder transactions	—	—	11,581	—	—	—	—	11,581	—
Employee stock purchase plan	665	—	2,115	1,544	—	—	—	3,659	—
Repurchase of common stock	(4,916)	—	—	(40,070)	—	—	—	(40,070)	—
Change in net unrealized gains/losses on investments, net of taxes	—	—	—	—	—	—	(190)	(190)	(190)
Translation adjustment	—	—	—	—	—	—	1,955	1,955	1,955
Net income	—	—	—	—	—	7,991	—	7,991	7,991
Balance at May 31, 2004	98,346	1,099	327,715	(65,555)	(774)	17,471	2,930	282,886	9,756
Deferred stock-based compensation	—	—	(471)	—	472	—	—	1	—
Amortization of stock-based compensation	—	—	—	—	261	—	—	261	—
Exercise of stock options	3,055	25	4,807	1,661	—	—	—	6,493	—
Tax benefit from stockholder transactions	—	—	4,215	—	—	—	—	4,215	—
Employee stock purchase plan	667	—	2,400	1,546	—	—	—	3,946	—
Repurchase of common stock	(1,449)	—	—	(10,000)	—	—	—	(10,000)	—
Change in net unrealized gains/losses on investments, net of taxes	—	—	—	—	—	—	20	20	20
Translation adjustment	—	—	—	—	—	—	(29)	(29)	(29)
Net income	—	—	—	—	—	5,262	—	5,262	5,262
Balance at May 31, 2005	100,619	1,124	338,666	(72,348)	(41)	22,733	2,921	293,055	5,253
Issuance of common stock related to a business combination	80,124	801	443,088	—	—	—	—	443,889	—
Issuance of restricted stock	100	—	293	232	(525)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	435	—	—	435	—
Exercise of stock options and warrants	4,070	36	5,896	1,166	—	—	—	7,098	—
Stock-based compensation for former executive	—	—	6,368	—	—	—	—	6,368	—
Tax benefit from stockholder transactions	—	—	4,016	—	—	—	—	4,016	—
Employee stock purchase plan	738	—	1,841	1,713	—	—	—	3,554	—
Change in net unrealized gains/losses on investments, net of taxes	—	—	—	—	—	—	(31)	(31)	(31)
Translation adjustment	—	—	—	—	—	—	17,316	17,316	17,316
Net income	—	—	—	—	—	15,959	—	15,959	15,959
Balance at May 31, 2006	185,651	1,961	800,168	(69,237)	(131)	38,692	20,206	791,659	33,244

The accompanying notes are an integral part of the consolidated financial statements.

LAWSON SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended May 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$ 15,959	$ 5,262	$ 7,991
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(176)	—	—
Write-off of intangible assets	268	—	—
Depreciation and amortization	16,231	16,065	13,324
Deferred income taxes	(1,602)	(3,044)	(4,513)
Provision for doubtful accounts	(1,154)	1,141	3,317
Loss on the disposal of assets	—	104	149
Tax benefit from stockholder transactions for option activity	4,016	4,215	11,581
Amortization of stock-based compensation	435	262	1,377
Stock-based compensation	6,368	—	—
Amortization of discounts on notes payable	13	88	68
Amortization of discount and premium on marketable securities	(590)	145	652
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	10,215	21,188	(8,161)
Prepaid expenses and other assets	22,042	748	2,285
Accounts payable	(1,290)	(2,388)	838
Accrued and other liabilities	(6,560)	(4,371)	(5,529)
Income taxes payable	1,046	419	999
Deferred revenue and client deposits	11,265	(6,936)	(6,545)
Net cash provided by operating activities	76,486	32,898	17,833
Cash flows from investing activities:
Cash received (paid) in conjunction with acquisitions, net of cash acquired	30,137	(3,654)	(15,879)
Purchase of maintenance contracts	—	—	(19,751)
Purchases of marketable securities	(157,126)	(536,717)	(630,699)
Maturities of marketable securities	107,801	590,562	564,559
Sales of marketable securities	337	35,755	79,225
Purchases of property and equipment	(4,907)	(3,724)	(4,946)
Net cash (used in) provided by investing activities	(23,758)	82,222	(27,491)
Cash flows from financing activities:
Principal payments on long-term debt	(43,185)	(1,358)	(907)
Payments on capital lease obligations	(112)	—	—
Exercise of stock options	7,098	7,640	9,431
Issuance of treasury shares for employee stock purchase plan	3,554	3,946	3,659
Repurchase of common stock	—	(10,000)	(40,000)
Net cash (used in) provided by financing activities	(32,645)	228	(27,817)
Effect of exchange rate changes on cash and cash equivalents	2,327	—	—
Increase (decrease) in cash and cash equivalents	22,410	115,348	(37,475)
Cash and cash equivalents at beginning of year	187,744	72,396	109,871
Cash and cash equivalents at end of year	$210,154	$187,744	$ 72,396
Supplemental disclosures:
Interest paid	$ 19	$ 11	$ 39
Income taxes refunded, net	$ (9,482)	$ (57)	$ (514)

The accompanying notes are an integral part of the consolidated financial statements.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.                 Business Description

Lawson Software, Inc. (the “Company”) provides business application software, services and maintenance to customers primarily in the services sector, trade industries, and manufacturing/distribution sectors. The Company operates as one business segment focused on broad sectors. We specialize in specific markets including healthcare, public services, retail, financial services, food and beverage, manufacturing and wholesale distribution. In the manufacturing sector we serve both process manufacturing and discrete manufacturing. In service sector we serve both asset-intensive and labor-intensive services. The Company’s software includes enterprise financial management, human capital management, business intelligence, asset management, enterprise performance management, supply chain management, service management, manufacturing operations, business project management and industry-tailored applications. The Company’s applications help automate and integrate critical business processes, aiding in collaboration among its clients and their partners, suppliers and employees. Through our consulting services we primarily help our clients implement their Lawson applications. Through our support services we provide ongoing maintenance and assistance to our clients.

2.                 Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its branches and majority-owned subsidiaries operating in the United States of America, Europe and Asia. All significant intercompany accounts and transactions have been eliminated. The Company’s subsidiaries that are not majority-owned are accounted for under the equity method. The accompanying consolidated financial statements for prior fiscal years contain reclassifications to conform prior year’s data to the current presentation. These reclassifications of prior year balances include: a balance sheet reclassification of insurance premiums, withholding and other taxes from accounts payable to accrued compensation and related benefits and other current liabilities; a balance sheet reclassification to disclose income tax payable and long-term deferred revenue separately; and a cash flow statement reclassification of restructuring and tax commitment from exercise of stock options from a separate disclosure to inclusion with accrued and other liabilities within cash provided by operating activities. These reclassifications had no effect on previously reported net earnings, stockholders’ equity or cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, marketable securities, trade accounts receivable and accounts payable for which the current carrying amounts approximate fair market value. Additionally, the borrowing rates currently available to the Company approximate current rates for debt agreements with similar terms and average maturities.

Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company’s cash equivalents consist primarily of money market instruments and highly liquid securities of corporations and municipalities. The carrying amount of cash equivalents approximates fair value due to the short maturity of these instruments.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are initially recorded at fair value upon the sale of software licenses and services to customers. The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to the Company’s clients. In judging the adequacy of the allowance for doubtful accounts, the Company considers multiple factors including historical bad debt experience, the general economic environment, the need for specific client reserves and the aging of the Company’s receivables. A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, then a change in the allowance for doubtful accounts would be necessary in the period such determination has been made impacting future results of operations. This provision is included in operating expenses as a general and administrative expense in the Consolidated Statements of Income.

Marketable Securities

The Company accounts for marketable securities in accordance with provisions of Statement of Financial Accounting Standards SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all marketable securities held by the Company are classified as available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. If an unrealized loss for any investment is considered to be other-than-temporary, the loss will be recognized in the Consolidated Statements of Income in the period the determination is made. The cost basis of securities sold is determined using the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. As of May 31, 2006, $90.3 million of total investments mature within one year and $6.1 million mature beyond one year and within two years. Gross realized and unrealized gains and losses for the years ended May 31, 2006, 2005, and 2004 were not material.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

As of May 31, 2006 and 2005, the Company’s debt and marketable securities were as follows:

	May 31, 2006			May 31, 2005
	Cost	Aggregate Fair Value	Net Unrealized Gains (Losses)	Cost	Aggregate Fair Value	Net Unrealized Gains (Losses)
State and local municipalities debt	$—	$—	$—	$3,535	$3,511	$(24)
US Agency	38,267	38,471	204	6,492	6,505	13
Corporate debt	57,821	57,956	135	36,855	36,853	(2)
Total	$96,088	$96,427	$339	$46,882	$46,869	$(13)
Current	$90,107	$90,348	$241	$43,123	$43,099	$(24)
Non-current	$5,981	$6,079	$98	$3,759	$3,770	$11

Property and Equipment

Property and equipment includes equipment, office furniture and automobiles, which is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line approach over the estimated useful lives of the assets, which generally range from one to seven years. Property and equipment also includes leasehold improvements which are stated at cost less accumulated amortization. Amortization is computed over the shorter of the economic life or the term of the underlying facility lease, which generally ranges from 3 to 16 years. Depreciation and amortization expense was $5.8 million, $7.3 million, and $9.0 million for the years ended May 31, 2006, 2005, and 2004, respectively.

Lease Obligations

The Company recognizes lease obligations with scheduled rent increases over the term of the lease on a straight-line basis in accordance with Financial Accounting Standards Board Technical Bulletin 85-3 Accounting for Operating Leases with Scheduled Rent Increases. Accordingly, the total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability. As of May 31, 2006 and 2005, the Company has deferred rent liabilities of $3.0 million and $2.0 million, respectively, all of which are classified in other long-term liabilities. The Company also recognizes capital lease obligations and records the underlying assets and liabilities in the balance sheet. See Note 15 for disclosure of capital lease obligations.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions as well as Technical Practice Aids issued from time to time by the AICPA, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The Company licenses software under non-cancelable license agreements and provides related consulting services, including training and implementation services, as well as ongoing customer support and maintenance. When consulting, training and implementation services are not considered

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

essential to the functionality of the Company’s software products, are sold separately and also are available from a number of third-party service providers, the Company’s revenues from these services are generally recorded separately from license fees and recognized as the services are performed. Software arrangements which include certain fixed-fee service components are usually recognized as the services are performed while corresponding costs to provide these services are expensed as incurred. Software arrangements including services that are essential to the functionality of the Company’s software products are recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, using contract accounting and the percentage-of-completion methodology based on labor hours input. The amounts of revenue and related expenses reported in the consolidated financial statements may vary, due to the amount of judgment required to address significant assumptions, risks and uncertainties in applying the application of the percentage-of-completion methodology. The Company’s specific revenue recognition policies are as follows:

•       Software License Fees—License fee revenues from end-users are recognized when the software product has been shipped, provided a non-cancelable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. Provided the above criteria are met, license fee revenues from resellers are recognized when there is a sell-through by a reseller to an end-user. A sell-through is determined when the Company receives an order form from a reseller for a specific end-user sale. The Company does not generally offer rights of return, acceptance clauses or price protection to its customers. In situations where software license contracts include rights of return or acceptance clauses, revenue is deferred until the clause expires. Typically, the Company’s software license fees are due within a 12-month period from the date of shipment. If the fee due from the customer is not fixed or determinable, including payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In software arrangements that include rights to multiple delivered elements such as software products or specified upgrades and undelivered elements such as support or services, the Company allocates the total arrangement fee according to the fair value of each element using vendor-specific objective evidence. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. In software arrangements in which the Company has fair value of all undelivered elements but not of a delivered element, it uses the residual method to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element and is recognized as revenue.  In software arrangements in which the Company does not have vendor-specific objective evidence of fair value of all undelivered elements, revenue is deferred until fair value is determined or all elements for which the Company does not have vendor-specific objective evidence of fair value, have been delivered.

•       Maintenance and Support—Revenues from customer maintenance and support contracts are deferred and recognized ratably over the term of the agreements. Revenues for maintenance and support that are bundled with license fees are deferred based on the vendor specific objective evidence of fair value of the bundled maintenance and support and recognized over the term of the agreement. Vendor specific objective evidence of fair value is based on the renewal rate for continued maintenance and support arrangements.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

•       Consulting Services—Revenues from consulting services (including training and implementation services) are recognized as services are provided to customers. Revenues for consulting services that are bundled with license fees are deferred based on the vendor-specific objective evidence of fair value of the bundled services and recognized when the services are performed. Vendor-specific objective evidence of fair value is based on the price charged when training and consulting services are sold separately.

Sales Returns and Allowances

Although the Company does not generally provide a contractual right of return, in the course of arriving at practical business solutions to various warranty and other claims, the Company has allowed sales returns and allowances. The Company records a provision for estimated sales returns and allowances on licenses in the same period the related revenues are recorded or when current information indicates additional amounts are required. These estimates are based on historical experience determined by analysis of specific return activity and other known factors.

Research and Development

Expenditures for software research and development are expensed as incurred. These expenses consist primarily of salaries, employee benefits, related overhead costs, and consulting fees associated with product development, enhancements and upgrades for existing customers under maintenance and for new customers, testing, quality assurance, and documentation. Such costs are required to be expensed until the point that technological feasibility of the software is established. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and no significant development costs have been incurred during that period. Accordingly, the Company has not capitalized any software development costs to date. The Company’s software research and development costs primarily relate to software development during the period prior to technological feasibility and are charged to operations as incurred.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses of $10.4 million, $11.3 million, and $9.9 million were charged to sales and marketing expenses during the years ended May 31, 2006, 2005, and 2004, respectively.

Income Taxes

The Company provides for income taxes using the liability method under SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this statement, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some component or all of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash equivalents consist primarily of money market instruments and highly liquid debt securities of corporations and municipalities, with an original maturity of three months or less at the dated of purchase and are readily convertible into cash.

The Company grants credit to clients in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of clients comprising the Company’s client base and their dispersion across different industries and geographic areas. No single client accounted for 10% or more of revenues for fiscal 2006, 2005 or 2004 or of trade accounts receivable at May 31, 2006 or 2005.

Contingent Liabilities

The Company from time to time may have unresolved regulatory, legal and tax matters, as discussed further in Note 15. The Company provides for contingent liabilities in accordance with SFAS No. 5 Accounting for Contingencies (SFAS No. 5). In accordance with SFAS No. 5, a loss contingency is charged to income when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. The Company expenses all legal costs incurred to resolve regulatory, legal and tax matters as incurred.

Periodically, the Company reviews the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated as defined by SFAS No. 5, the Company reflects the estimated loss in its results of operations. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available at the time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the accompanying consolidated financial statements. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on the Company’s results of operations and financial position.

Long-Lived Assets

In accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

interest charges. To the extent the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using the discounted cash flows. The discount rate utilized would be based on management’s best estimate of the related risks and return at the time the impairment assessment is made.

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended May 31, 2006 and 2005 are as follows:

	May 31,
	2006	2005
Balance as of the beginning of the year	$43,407	$43,042
Goodwill acquired during the year	397,931	—
Contingent consideration earned	184	496
Currency translation effect gain (loss)	13,028	(131)
Balance as of the end of the year	$454,550	$43,407

Acquired intangible assets subject to amortization are as follows:

	May 31, 2006			May 31, 2005
	Gross Carrying Amounts	Accumulated Amortization	Net	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated useful lives
Maintenance contracts	$22,940	$8,266	$14,674	$22,940	$4,316	$18,624	Term
Technology	85,348	11,452	73,896	14,234	8,417	5,817	3-10 years
Client lists	10,634	4,736	5,898	11,217	3,879	7,338	4-10 years
Customer relationships	47,393	372	47,021	—	—	—	12 years
Trademarks	5,063	181	4,882	—	—	—	2 years
Order backlog	5,627	469	5,158	—	—	—	1 year
Non-compete agreements	3,518	352	3,166	628	468	160	5 years
	$180,523	$25,828	$154,695	$49,019	$17,080	$31,939

The company amortizes its intangible assets, using accelerated and straight line methods which approximates the proportion of future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset. The increase in intangible assets at May 31, 2006 is a result of the acquisition of Intentia on April 24, 2006. See Note 4, of Notes to Consolidated Financial Statements.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The table below shows the activity of intangible assets over the past two years, including the acquisition of Intentia:

	Balance at			Balance at
	May 31,		Other net	May 31,
Intangible Assets	2005	Additions	adjustments	2006
Maintenance contracts	$22,940			$22,940
Technology	14,234	69,079	2,035	85,348
Client lists	11,217		(583)	10,634
Customer relationships	—	45,876	1,517	47,393
Trademarks	—	4,906	157	5,063
Order backlog	—	5,437	190	5,627
Non-compete agreements	628	3,182	(292)	3,518
Total	$49,019	$128,480	$3,024	$180,523

	Balance at			Balance at
	May 31,		Other net	May 31,
Intangible Assets	2004	Additions	adjustments	2005
Maintenance contracts	$22,940			$22,940
Technology	14,272		(38)	14,234
Client lists	11,254		(37)	11,217
Customer relationships	—			—
Trademarks	—			—
Order backlog	—			—
Non-compete agreements	632		(4)	628
Total	$49,098	$—	$(79)	$49,019

	Balance at			Balance at
	May 31,		Other net	May 31,
Accumulated Amortization	2005	Amortization	adjustments	2006
Maintenance contracts	$(4,316)	$(3,950)	$—	$(8,266)
Technology	(8,417)	(3,895)	860	(11,452)
Client lists	(3,879)	(1,286)	429	(4,736)
Customer relationships	—	(370)	(2)	(372)
Trademarks	—	(180)	(1)	(181)
Order backlog	—	(467)	(2)	(469)
Non-compete agreements	(468)	(292)	408	(352)
Total	$(17,080)	$(10,440)	$1,692	$(25,828)

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

	Balance at			Balance at
	May 31,		Other net	May 31,
Accumulated Amortization	2004	Amortization	adjustments	2005
Maintenance contracts	$(324)	$(3,992)		$(4,316)
Technology	(5,183)	(3,268)	34	(8,417)
Client lists	(2,594)	(1,304)	19	(3,879)
Customer relationships	—			—
Trademarks	—			—
Order backlog	—			—
Non-compete agreements	(230)	(240)	2	(468)
Total	$(8,331)	$(8,804)	$55	$(17,080)

Amortization expense for the fiscal years ended May 31, 2006, 2005 and 2004 was $10.4 million, $8.8 million and $4.3 million, respectively. Amortization expense is reported in cost of revenues and amortization of acquired intangibles, in the accompanying Consolidated Statements of Income. Other net adjustments primarily relate to foreign currency translation and $0.3 million write-off of Numbercraft intangible assets. See Note 4 of Notes to Consolidated Financial Statements.

The estimated future annual amortization expense for identified intangible assets is as follows:

2007	$28,840
2008	26,422
2009	19,998
2010	16,848
2011	14,298
Thereafter	48,289
$154,695

The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company operates as one reporting unit and therefore compares the book value to the market value. Market value is determined utilizing our market capitalization plus a control premium. If the market value exceeds the book value, goodwill is considered not impaired, thus the second step of the impairment test is not necessary. If the Company’s book value exceeds the market value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed. The Company completed the annual

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

goodwill impairment assessment as of May 31, 2006 and 2005, upon which no impairment was recorded. As of May 31, 2006 and 2005, approximately $21.5 million and $15.5 million of the Company’s goodwill relates to acquisitions where the goodwill is expected to be deductible for tax purposes.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of Financial Accounting Standards Board (FASB) Statement No. 123.

The Company has adopted the disclosure-only provisions of SFAS No. 123. For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had compensation cost for the Company’s stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income would have been adjusted to the pro forma amounts as indicated below:

	Year Ended May 31,
	2006	2005	2004
Net income:
As reported	$15,959	$5,262	$7,991
Add: Stock-based employee compensation expense included in reported net income, net of taxes	4,164	159	840
Deduct: Total stock-based compensation expense determined under fair value based method for all rewards, net of taxes	(6,102)	(6,768)	(7,015)
Pro forma net income (loss)	$14,021	$(1,347)	$1,816
Net income (loss) per share:
Basic:
As reported	$0.14	$0.05	$0.08
Pro forma	$0.13	$(0.01)	$0.02
Diluted:
As reported	$0.14	$0.05	$0.07
Pro forma	$0.12	$(0.01)	$0.02

During the fiscal year ended May 31, 2006, the Company recognized $4.2 million of after-tax stock-based employee compensation expense that included a $3.8 million non-cash charge resulting from a negotiated separation agreement with its former president and chief executive officer. The agreement was deemed to be a modification of previously granted options and therefore resulted in an intrinsic value charge for option expense under APB No. 25. In calculating the pro forma net income (loss) under SFAS No.123 for the fiscal year ended May 31, 2006, $6.1 million, net of related tax effects, was deducted from net income representing the total stock-based employee compensation expense that was determined under the fair value based method for all awards. The options for the former president and chief executive officer that were deemed modified were 100% vested and therefore under the fair value based method only $0.4 million, net of related tax effects, in option expense was included as expense in the pro forma

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

calculation relating to the incremental value of the modified options as compared with the options before modification for fiscal year ended May 31, 2006.

Additionally, during the fiscal year ended May 31, 2006, all “out-of-the-money” options for all Section 16b officers and directors as of June 1, 2005 were modified to permit a two year exercise window after termination. While this required no charge in the Company’s income statement under APB No. 25, there was an after-tax fair value charge included in the pro forma charge above of $0.3 million for the fiscal year ended May 31, 2006. The total of both modifications under SFAS No. 123 was $0.7 million for the fiscal year ended May 31, 2006.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and results:

	2006	2005	2004
Dividend yield	—	—	—
Risk free interest rate	4.4%	3.6%	3.6%
Expected life	5.4 years	5 years	5 years
Expected volatility	52.0%	56.0%	65.0%
Estimated fair value of options granted per share	$3.58	$3.17	$4.08

Foreign Currency Translation

All assets and liabilities of the Company’s foreign branches and subsidiaries are translated from local currencies to United States dollars at period end rates of exchange, while revenues and expenses are translated at the average exchange rate during the period. The functional currency for each of the Company’s foreign branches and subsidiaries is the respective local currency. Translation adjustments arising from the translation of net assets located outside of the United States into United States dollars are recorded as a separate component of stockholders’ equity. The amounts included in the Consolidated Statements of Income related to foreign currency transactions for the years ended May 31, 2006, 2005, and 2004 were a net gain of $0.7 million, a net gain of $0.1 million, and a net loss of $0.8 million, respectively.

Derivatives

We account for derivative instruments, consisting of foreign currency forward contracts, pursuant to Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, as amended. SFAS 133 requires that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. We employ derivative financial instruments to offset recognized non-functional currency transaction exposures. Gains and losses resulting from changes in the fair value of our derivative portfolio are recorded in each accounting period. These gains and losses largely offset gains and losses from non-functional currency balance sheet exposures previously recognized. We do not use derivative instruments for trading purposes and do not employ hedge accounting. At May 31, 2006, the fair value of our derivatives was $0.3 million and is included in prepaid expenses and other assets and $0.3 million is included in other accrued liabilities.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Comprehensive Income (Loss)

Comprehensive income (loss) as defined by SFAS No. 130, Reporting Comprehensive Income, includes net income and items defined as other comprehensive income (loss). SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, be separately classified in the financial statements. The foreign currency translation adjustment for fiscal 2006 reflects the acquisition of Intentia. Such items are reported in the Consolidated Statements of Stockholders’ Equity as comprehensive income (loss).

The following table summarizes the components of accumulated other comprehensive income, net of income taxes:

	Year Ended May 31,
	2006	2005	2004
Net income	$15,959	$5,262	$7,991
Unrealized gain (loss) on available-for-sale investments, net of taxes (benefit) of $(20), $13 and $(126)	(31)	20	(190)
Foreign currency translation adjustment	17,316	(29)	1,955
Other comprehensive income (loss)	17,285	(9)	1,765
Comprehensive income	$33,244	$5,253	$9,756

Total accumulated other comprehensive income and its components at May 31, 2006 and 2005 are as follows:

	May 31,
	2006	2005
Foreign currency translation adjustment	$20,245	$2,929
Unrealized gain (loss) on available-for-sale investments	(39)	(8)
Accumulated other comprehensive income	$20,206	$2,921

Per Share Data

Net income (loss) per share is computed under the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed using net income (loss) and the weighted average number of common shares outstanding. Diluted earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and warrants.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended May 31,
	2006	2005	2004
Basic earnings per share computation:
Net income	$15,959	$5,262	$7,991
Weighted average common shares—basic	110,995	99,068	98,462
Basic net income per share	$0.14	$0.05	$0.08
Diluted earnings per share computation:
Net income	$15,959	$5,262	$7,991
Shares computation:
Weighted average common shares	110,995	99,068	98,462
Effect of dilutive stock options	4,234	5,338	7,964
Effect of restricted stock	100	—	—
Effect of dilutive warrants	21	217	574
Weighted average common shares—diluted	115,350	104,623	107,000
Diluted net income per share	$0.14	$0.05	$0.07

Potential dilutive shares of common stock excluded from the diluted net income per share computations were 1.9 million, 5.6 million and 0.6 million for the years ended May 31, 2006, 2005 and 2004, respectively. Certain potential dilutive shares of common stock were excluded from the diluted earnings per share computation because their exercise prices were greater than the average market price of the common shares during the period and were therefore not dilutive.

New Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires compensation cost relating to unvested share-based payment transactions that are outstanding as of the effective date and newly issued transactions to be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) supersedes SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”). SFAS No. 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair-value-based method been used. The Company elected the option of disclosure only under SFAS No. 123. In its disclosures, the Company has historically used the Black-Scholes option pricing model to determine the fair value of its share based compensation arrangements. Upon the adoption of SFAS No. 123(R), the Company will continue to utilize the Black-Scholes model and will adopt the modified-prospective method. Public entities will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005, which is effective with the Company’s first quarter of fiscal 2007. Based on the

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Company’s significant amount of unvested share-based payment awards, the adoption of this statement is anticipated to have a material impact on the Company’s Consolidated Statements of Income. The Company estimates that this statement will result in an additional pretax compensation charge of approximately $7.0 million to $10.0 million in fiscal 2007.

In May 2005, the FASB issued SFAS No 154, Accounting Changes and Error Corrections—A replacement of APB Opinion No 20 and FASB Statement No. 30 (SFAS 154). SFAS 154 changes the requirement for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with the Company’s first quarter of fiscal 2007. We do not believe that, upon adoption, SFAS No. 154 will have a material impact on our Consolidated Financial Statements, however, after adoption, if a change in accounting principle is made, SFAS no. 154 could have a material impact on our Consolidated Financial Statements.

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement and disclosure of tax positions that a company has taken or expects to be take on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company is currently evaluating whether the adoption of Interpretation 48 will have a material effect on its consolidated results of operations and financial condition.

3.      Restructuring

The following table sets forth the reserve activity for the fiscal year, related to each of the restructuring plans and the remaining balances, which are included in accrued compensation and benefits in the Consolidated Balance Sheet as of May 31, 2006:

Severance and Related Benefits	Total	Fiscal 2006	Fiscal 2005 Phase I	Fiscal 2005 Phase II	Fiscal 2004	Fiscal 2002
Balance, May 31, 2005	$235	$—	$29	$114	$62	$30
Provision for restructuring	1,836	1,836	—	—	—	—
Cash payments	(770)	(647)	—	(14)	(104)	(5)
Adjustments to provision	(10)	—	(2)	(25)	42	(25)
Balance, May 31, 2006	$1,291	$1,189	$27	$75	$—	$—

Fiscal 2006 Restructuring

On April 26, 2006, in conjunction with the business combination with Intentia, the Company approved a plan designed to eliminate employee redundancies. The plan includes the reduction of 60 employees in the United States and United Kingdom and resulted in a charge for severance and related benefits of

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

$1.8 million as of May 31, 2006. The reductions are scheduled to take place during the period of May 2006 to February 2007 and include employees who work in operations, marketing, sales, research and development, maintenance and services. Cash payments made during fiscal 2006 were $0.6 million. The remaining cash payments will be made periodically through the third quarter of fiscal 2007.

Additionally, the Company recorded $29.5 million in costs associated with the restructuring plan for Intentia. These costs were reflected as a part of the purchase price in the business combination. The plan for Intentia included the reduction of 124 employees through APAC and EMEA and included employees in all functional areas of the company as well as certain facility closings. See Note 4 of Notes to Consolidated Financial Statements for additional information on restructuring activity for Intentia.

Fiscal 2005 Restructuring

On September 28, 2004, the Company approved a plan designed to enhance the Company’s operating effectiveness and profitability. Under the restructuring plan (Phase I), the Company streamlined structure, consolidated leadership and reduced long-term costs to realign projected expenses with anticipated revenue levels. The plan included the reduction of 107 employees in fiscal 2005 in the United States and the United Kingdom, which in accordance with SFAS No. 112, resulted in a charge for severance and related benefits of $2.9 million. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and services. There were no cash payments made during fiscal 2006. The remaining cash payments are expected to be completed during the first half of fiscal 2007.

At November 30, 2004, the Company also accrued for a restructuring plan (Phase II) that included initiatives to further reduce costs and realign projected expenses with anticipated revenue levels. It included a reduction of 68 employees in the United States and the United Kingdom, and because the Company was able to determine probability at the end of the second quarter of fiscal 2005, the restructuring resulted in a charge of approximately $2.2 million, net of a reversal of $0.3 million subsequent to the initial charge for severance and related benefits, in accordance with SFAS No. 112. The reduction included employees who worked in sales, research and development and services. Cash payments during fiscal 2006 for the Phase II plan were $0.01 million. All employee reductions and related cash payments were substantially completed as of February 28, 2005. The remaining cash payments are expected to be completed during the first half of fiscal 2007.

Fiscal 2004 Restructuring

In September 2003, the Company approved a restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred restructuring charges of $2.3 million for severance and related benefits. The fiscal 2004 plan resulted in the reduction of 93 employees in the second quarter of fiscal 2004, from various functions including research and development, general and administrative and sales and marketing, primarily in the United States. During fiscal 2005, the Company recorded a $0.03 million reversal of restructuring charges for certain employee costs it determined would not be incurred. There was $0.1 million in final cash payments made during the three months ended November 30, 2005. The Company then adjusted the remaining accrual to cover additional costs that were incurred in the final cash payments under the plan.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Fiscal 2003 Restructuring

In September 2002, the Company approved a restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred $5.8 million in restructuring charges, which included $4.7 million of severance and related benefits and $1.1 million for the closure and consolidation of facilities. The plan resulted in the reduction of 244 employees in the second quarter of fiscal 2003, from various functions including administrative, professional and managerial in the United States, Canada and Europe. During fiscal 2005, the Company completed its obligation and recorded a reversal of restructuring charges of $0.05 million for certain employee costs it determined would not be incurred. No further adjustments have been made in fiscal 2006.

Fiscal 2002 Restructuring

In May 2002, the Company approved a restructuring plan in response to the general economic downturn and incurred $3.3 million in restructuring charges, which included $3.0 million for severance related benefits and $0.3 million for the closure of a leased office facility. During fiscal 2003, the Company recorded $0.2 million in additional charges associated with finalization of lease termination agreements. The plan resulted in the reduction of 111 employees in various functions including administrative, professional and managerial, primarily in the United States. There was a final cash payment made during the three months ended August 31, 2005. The Company adjusted the remaining accrual completing its obligation under the plan. No further adjustments have been made in fiscal 2006.

4.                 Business Combinations

On April 25, 2006, Lawson and Intentia International AB completed a business combination of the two companies. Lawson believes that the combination provides opportunities to leverage sales channels and to cross sell expanded product lines across the combined business’s entire customer base. Holders of shares and warrants in Intentia, representing 5,119,604 shares of series A, 160,593,504 shares of series B, and 23,000,000 warrants, corresponding to approximately 99.0 percent of the shares and approximately 99.2 percent of the votes in Intentia on a fully diluted basis accepted Lawson’s offer to exchange their shares and warrants for newly issued shares of Lawson common stock (the “Exchange Offer”). Lawson has also completed a reorganization merger in connection with the combination. All conditions for the completion of the Exchange Offer have been satisfied and settlement of the Exchange Offer, whereby holders of shares and warrants in Intentia will receive VPC-registered Lawson common stock in exchange. The total preliminary purchase price is composed of:

Value of common stock issued in exchange for shares and warrants in Intentia: 80,124,336 shares at $5.54 per share	$443,889
Estimated cash purchase of shares not tendered	4,856
Transaction costs (net of tax benefits of $2,322)	9,856
Total preliminary purchase price	$458,601

Lawson Software and Intentia completed the businesses combination in a strategic transaction pursuant to which Lawson Holdings, a newly formed Delaware corporation that is a wholly owned subsidiary of Lawson Software, Inc., acquired all of the outstanding Series A and B shares and warrants to

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

purchase Series B shares of Intentia. Under terms of the exchange offer, Lawson Holdings offered to exchange 0.5061 of a newly issued share of Lawson Holdings common stock for each outstanding Series A share, 0.4519 of a newly issued share of Lawson Holdings common stock for each outstanding Series B share and 0.2157 of a newly issued share of Lawson Holdings common stock for each warrant. The results of operations of Intentia are included in the statement of operations of the Company from the date of acquisition.

Acquisition Related Transaction Costs

Acquisition related transaction costs include estimated investment banking fees, legal and accounting fees and other external costs directly related to the acquisition.

Preliminary Purchase Price Allocation

The acquisition was accounted for under SFAS No. 141 using the purchase method of accounting. Under the purchase method of accounting, the estimated purchase price was allocated to Intentia’s tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the closing date of the transaction, with any excess being ascribed to goodwill. Management is primarily responsible for determining the fair values of these assets. Management has estimated the fair values of the acquired assets based on a number of factors, including third-party valuations and its own assumptions which are subject to change. Goodwill is recognized as the excess purchase price over the fair value of net assets acquired. This acquisition resulted in goodwill primarily from operational efficiencies and synergies. As of May 31, 2006, the purchase price is still preliminary as the Company is still in the process of valuing certain assets and liabilities. The areas of the purchase price allocation that are not yet finalized relate to the valuation of deferred revenues, intangible assets, selected accruals, restructuring costs, certain legal matters, favorable or unfavorable operating lease arrangements and deferred taxes. The Company anticipates that the purchase price will be final at the end of the second quarter of fiscal 2007. The final purchase price will be calculated in accordance with EITF 99-12.

Cash and cash equivalents	$38,661
Trade accounts receivable	103,702
Prepaid and other current assets	47,232
Property and equipment	12,968
Goodwill	397,931
Other intangible assets	128,480
Long term deferred tax assets	3,911
Other non-current assets	2,122
Short-term debt	(3,106)
Accounts payable	(18,531)
Other payables and accrued liabilities	(101,982)
Restructuring liabilities	(29,480)
Deferred revenue	(65,370)
Long-term debt	(44,323)
Long term deferred tax liability	(9,087)
Other long-term obligations	(4,351)
Minority interest	(176)
Total	$458,601

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Subsequent to the acquisition, Lawson paid off approximately $36 million in debt classified as long-term as included in the summary above.

Goodwill and Intangible Assets

Acquired assets and liabilities are recorded at their estimated fair values on the merger date. An appraisal firm, Duff & Phelps, LLC, performed a valuation of identified intangible assets, which consist of a customer list, trade names, order backlog, non-compete agreements and acquired technology. Goodwill and identified intangible assets with indefinite lives will not be amortized and will be reviewed for impairment on at least an annual basis. Approximately $6.0 million of goodwill is expected to be deductible for tax purposes. The fair value assigned to identified intangible assets subject to amortization is as follows:

		Useful Life
Existing technology/proprietary technology	$69,080	6-10 years
Existing customer relationships (including backlog)	51,312	1-12 years
Trademarks/trade names	4,906	2 years
Non compete agreements	3,182	5 years
Total	$128,480

Intangible assets are amortized on an accelerated basis over their estimated periods benefited. The weighted average life of the acquired intangibles of Intentia is 9.2 years in total, with technology having a weighted average life of 8.7 years, existing customer relationships (including backlog) having a weighted average life of 10.8 years, trademarks and trade names having a weighted average life of 2.0 years and non compete agreements having a weighted average life of 5.0 years.

Deferred tax liability

The Company recognized deferred tax liabilities of $24.8 million related to other acquired intangible assets.

Deferred Revenue

In connection with the preliminary purchase price allocation, we have estimated the fair value of our deferred revenue associated with service and maintenance obligations. We based our determination of the fair value of the service and maintenance obligations, in part, on a valuation completed by Duff & Phelps, LLC using estimates and assumptions provided by management. The estimated fair value of the services and maintenance bligations was determined utilizing a top down approach. The majority of deferred revenue is related to maintenance contracts of which the majority will roll out in the next twelve to eighteen months.

Pre-Acquisition Contingencies

We have currently not identified any material pre-merger contingencies. If we identify a material pre-acquisition contingency during the remainder of the purchase price allocation period, we will attempt to determine its fair value and include it in the purchase price allocation. If, as of the end of the purchase price allocation period, we are unable to determine its fair value, we will apply FASB Statement No. 5,

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Accounting for Contingencies (SFAS No. 5), and the amount determined by applying SFAS No. 5 to such item will be included in the purchase price allocation.

Restructuring Activities

In conjunction with the business combination we approved a plan designed to eliminate employee redundancies in both Intentia as well as legacy Lawson. The plan for legacy Lawson includes the reduction of 60 employees in the United States and United Kingdom that resulted in a charge for severance and related benefits of $1.8 million as of May 31, 2006. The reduction includes employees who work in operations, marketing, sales, research and development, maintenance and services of which actions are expected to take place during the period from May 2006 to February 2007. The plan for Intentia includes the reduction of 124 employees through APAC and EMEA and includes employees in all functional areas of the company and resulted in a charge for severance and related benefits of $12.7 million. The plan for Intentia also includes certain facility closings resulting in a charge for lease exit costs of $16.8 million. These charges were not reflected in the income statement but instead were reflected as part of the purchase price in the business combination. These restructuring reserves are not final as of May 31, 2006 and we anticipate that they could be adjusted for modifications in the restructuring plan and adjustments in amounts estimated. The Company anticipates that the restructuring plans will be final by the end of the third quarter of fiscal 2007.

Pro Forma Financial Information (Unaudited)

The unaudited financial information in the table below summarizes the combined results of operations Lawson and Intentia, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. Pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented. The pro forma financial information for all periods presented also includes the business combination accounting effect on historical revenues, any U.S. GAAP adjustments, amortization of acquired intangible assets, adjustments to interest expense and related tax effects.

	Year ended May 31,
	2006	2005
Total revenues	$874,203	$795,968
Net income (loss)	$49,607	$(23,363)
Net income (loss) per share—basic	$0.45	$(0.13)
Net income (loss) per share—diluted	$0.43	$(0.13

Other Acquisitions

On October 15, 2003, the Company acquired all of the outstanding capital stock of Apexion Technologies, Inc. (“Apexion”) for $8.0 million in cash, net of cash acquired. The excess purchase price over the fair value of the net tangible assets acquired of $8.6 million was allocated to the following assets: $2.9 million to acquired technology, $0.2 million to a client list, $0.1 million to a non-compete clause and $5.4 million to goodwill. The amount of goodwill recognized is not tax deductible. The acquired technology, client list and non-compete clause are being amortized on a straight-line basis over their

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

estimated useful lives of four, seven and two years, respectively. Terms of the initial agreement provided for additional cash payments ranging from zero to $2.0 million contingent upon the future performance of Apexion measured annually through November 30, 2005. As of May 31, 2006 the contingent considerations expired, and no additional consideration had been earned or recorded under this agreement. Apexion provided materials and equipment logistics solutions for the healthcare industry.

On September 30, 2003, the Company acquired all of the outstanding capital stock of Closedloop Solutions, Inc. (“Closedloop”) for $4.2 million in cash, net of cash acquired. The excess purchase price over the fair value of the net tangible assets acquired of $5.0 million was allocated to the following assets: $2.5 million to acquired technology, $0.5 million to a client list, $0.1 million to a non-compete clause and $1.9 million to goodwill. The amount of goodwill recognized is tax deductible. The acquired technology, client list and non-compete clause are being amortized on a straight-line basis over their estimated useful lives of four, seven and two years, respectively. Closedloop provided collaborative budgeting, planning and forecasting solutions using real-time, transactional functionality.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

September 30, 2003
Current assets	$927
Intangible assets	3,100
Goodwill	1,922
Total assets acquired	5,949
Total liabilities assumed	(1,709)
Net assets acquired	4,240
Less cash acquired	(85)
Net cash paid	$4,155

On July 24, 2003, the Company acquired all of the outstanding capital stock of Numbercraft Limited (“Numbercraft”) for $3.7 million in cash, net of cash acquired and $0.3 million in notes payable. The excess purchase price over the fair value of the net tangible assets acquired of $4.1 million was allocated to the following assets: $0.9 million to acquired technology, $0.6 million to a client list, $0.3 million to a non-compete clause and $2.3 million to goodwill. The amount of goodwill recognized is tax deductible. The acquired technology, client list and non-compete clause are being amortized on a straight-line basis over their estimated useful lives of three, four and three years, respectively. Terms of the initial agreement provide for additional cash payments ranging from zero to $9.0 million contingent upon the future performance of Numbercraft measured periodically through 2007. Any contingent consideration earned is recorded as additional goodwill. During the fiscal years ended May 31, 2006, 2005 and 2004, $0.2 million, $0.5 million and $1.1 million of additional consideration was earned and recorded as additional goodwill, respectively. The amount earned in fiscal 2006 has been included on the balance sheet in notes payable to the former principals of Numbercraft. On May 4, 2006 the Company and the former principals agreed to terminate the remaining future contingent considerations of $5.6 million for a payment of $0.9 million. The payment was included in general and administrative expenses in fiscal 2006. This payment was not recorded to goodwill as it provides no future value to the Company. As a result of the termination the

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Company wrote off intangible assets totaling $0.3 million. Numbercraft provided solutions for retailers and consumer packaged goods companies, which enable a quantitative understanding of consumer dynamics, product and offer performance, and client trends.

Purchase of Customers Maintenance Contracts

On April 30, 2004, the Company acquired assets consisting of client maintenance contracts and client lists from Siemens Medical Solutions Health Services Corporation (“Siemens”) for $19.8 million in cash, $2.6 million in settlement of amounts owed to the Company by Siemens and $1.7 million in deferred revenue assumed. Of the total purchase price, $22.9 million was allocated to the maintenance contracts and is being amortized over the remaining life of the contracts based on estimated periodic contractual revenue recognized. The purchase price allocated to the client list of $1.0 million is being amortized on a straight-line basis over 7 years. The remaining purchase price of $0.2 million in transitional support costs was charged to cost of services as the services were performed in 2004.

The asset purchase agreement was part of an overall restructuring of an existing partner agreement between the Company and Siemens. Under the asset purchase agreement, the Company has assumed responsibility for supporting clients using its software applications previously supported by Siemens. The asset purchase agreement did not qualify as a business combination under the criteria established in SFAS No. 141 Business Combinations.

5.                 Financial Statement Components

Supplemental disclosures of non-cash investing and financing transactions:

	May 31,
	2006	2005	2004
Stock option exercises using common stock	$4,857	$1,147	$70
Notes payable issued in conjunction with acquisitions	—	863	2,399
Treasury stock exchanged for warrants	—	—	1,428
Assets acquired under capital leases	183	—	—
Assets acquired through settlement of receivables	—	—	2,657
Issuance of common shares for acquisition	443,889	—	—
Issuance of restricted stock	$232	$—	$—

Cash paid for acquisitions during the years ended May 31, 2004:

2004
Details of acquisitions:
Fair value of assets	$20,697
Less liabilities assumed	(4,593)
Cash paid	16,104
Less cash acquired	(225)
Net cash paid for acquisitions	$15,879

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Acquisition Related Costs

During fiscal year ended May 31, 2006 and 2005, the Company incurred acquisition costs of $8.5 million and $3.7 million, respectively, related to the business combination with Intentia. The Company has included these costs within cash flows from investing activities as cash paid in conjunction with acquisitions in the accompanying Consolidated Statements of Cash Flows for fiscal 2006 and 2005.

Accounts Receivable, net

	May 31,
	2006	2005
Trade accounts receivable	$160,949	$46,090
Less: allowance for doubtful accounts	(19,948)	(3,183)
Accounts receivable, net	$141,001	$42,907

Rollforward of the allowance for doubtful accounts:

Balance, May 31, 2003	$6,440
Provision	3,317
Write-offs	(5,166)
Recoveries	741
Translation adjustment	301
Balance, May 31, 2004	5,633
Provision	1,141
Write-offs	(4,083)
Recoveries	475
Translation adjustment	17
Balance, May 31, 2005	3,183
Acquired in business combination	17,940
Provision	(1,147)
Write-offs	(624)
Recoveries	26
Translation adjustment	570
Balance, May 31, 2006	$19,948

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Property and Equipment, Net

	May 31,
	2006	2005	Useful Lives
Buildings	$322	$—	50 years
Automobiles	4,554	—	3-5 years
Equipment	49,429	45,675	1-5 years
Office furniture	16,302	11,252	5-7 years
Leasehold improvements	11,356	9,503	3-16 years
Property under capital leases	2,881	—	3-7 years
	84,844	66,430
Less accumulated depreciation and amortization	(58,655)	(52,856)
	$26,189	$13,574

Property under capital lease consists of $2.9 million in equipment. The accumulated amortization for capital lease assets is not material for fiscal 2006.

Deferred Revenue and Client Deposits

	May 31,
	2006	2005
License	$11,095	$7,535
Services	7,485	795
Maintenance	138,144	68,635
Client deposits	322	890
Total deferred revenue and client deposits	157,046	77,855
Less current portion	(146,206)	(76,571)
Long-term portion of deferred revenue and client deposits	$10,840	$1,284

Included in the deferred revenue balances at May 31, 2006 is $2.8 million and $52.4 million in deferred revenue balances for services and maintenance, respectively that were acquired through the acquisition of Intentia. In connection with purchase price allocations related to the acquisition of Intentia, we have estimated the fair values of our deferred revenue associated with service and maintenance obligations. We based our determination of the fair value of the service and maintenance obligations, in part, on a valuation completed by Duffs & Phelps, LLC using estimates and assumptions provided by management. The estimated fair value of the service and maintenance obligations was determined utilizing a top down approach. In applying the top down approach we started with the initial carrying value of the obligations adjusted for collectibility assumptions. We then applied an adjustment for third party sales commissions net of third party training costs required to assume responsibility of the obligations. For additional information on the acquisition of Intentia refer to Note 4 of Notes to Consolidated Financial Statements.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

6.                 Long-Term Debt and Credit Facilities

Long-term debt consists of the following:

	May 31,
	2006	2005
Note payable associated with Numbercraft acquisition, interest at variable rate due in installments payable July 2006	$201	$1,836
Car loans, interest at average rate of 3.2% due in 3 years	4,554	—
Capital lease obligations, interest at 7.9% due in 5 to 9 years	2,995	—
	7,750	1,836
Less current maturities	(3,475)	(1,836)
Total Long-term debt	$4,275	$—

The aggregate maturities of long-term debt for each of the five years subsequent to May 31, 2006 are as follows:

2007	$3,475
2008	2,299
2009	1,677
2010	136
2011	32
Thereafter	131
Total long-term debt	$7,750

As of May 31, 2006 we had a short-term credit facility that was entered into by Intentia on November 1, 2004. The credit facility consists of an overdraft facility and guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $5.5 million and $5.5 million, respectively (Swedish Kroner (SEK) 40 million and 40 million). Borrowings under the overdraft facility bear interest at SEB’s base rate plus 350 basis points. The credit facilities are secured by a pledge of shares of the subsidiaries of Lawson Software International AB and a floating charge on the assets of Intentia Consulting Sweden AB. As of May 31, 2006, $2.5 million was outstanding under the guarantee facility and $3.0 million was available for use. No borrowings were outstanding under the overdraft facility. Subsequent to May 31, 2006 effective June 7, 2006, we cancelled the overdraft facility and renegotiated the term of the $5.5 million (SEK 40 million) guarantee facility.

Additionally, we have a bank overdraft line of $0.7 million. As of May 31, 2006 there was no overdraft balance. The Company also has various other outstanding guarantees totaling $0.2 million. See Note 15 Commitments and Contingencies for further discussion on guarantees.

Interest paid was $0.02 million, $0.01 million and $0.04 million in fiscal years ended May 31, 2006, 2005 and 2004, respectively.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

7.                 Minority Interest and Investment in Unconsolidated Subsidiaries

Minority Interest   The Company has an 87% interest in its subsidiary in Norway that was acquired in the acquisition of Intentia. The minority interest as of May 31, 2006 is in deficit position and therefore there is no amount recorded on the balance sheet.

Investment in Unconsolidated Subsidiaries   The Company reflected $0.7 million of equity in earnings from investments in unconsolidated subsidiaries in fiscal 2006 with the acquisition of Intentia and all of Intentia’s subsidiaries. Net sales recorded were not material. The equity method of accounting is used for companies and other investments in which the Company has significant influence, which generally represents common stock ownership or partnership equity of at least 20% and not more than 50%. As of the fiscal year ended May 31, 2006, the Company’s investment in unconsolidated subsidiaries included a 30% interest in Intentia Thailand Co. Ltd., a 34% interest in Merit Consulting A/S and a 43% interest in Scase A/S. All three of these companies are involved in the sale of Movex, Intentia’s legacy software, and the supporting services associated with the software. As the Company has only one reporting segment, all of the revenue and equity investments are reported in the one segment. Investments in unconsolidated subsidiaries are included in the Consolidated Balance Sheet.

8.                 Common Stock

In June 2003, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of its common shares. Shares were repurchased from time to time as market conditions warranted either through open market transactions, block purchases, private transactions or other means. No time limit was set for the completion of the program. During fiscal 2004, a total of 4.9 million shares were repurchased for $40.0 million in cash and $0.1 million in non-cash transactions. During fiscal 2005, the Company completed the authorized stock purchase plan by purchasing 1.4 million shares for $10.0 million in cash.

Cash proceeds obtained from the maturities of marketable securities, the exercise of employee stock options and contributions to the employee stock purchase plan, largely funded the share repurchases. The repurchased common shares are recorded as treasury stock and result in a reduction of stockholders’ equity. The shares will be used for general corporate purposes.

9.                 Shareholder Rights Plan

On July 26, 2004, the Company’s Board of Directors adopted a Shareholder Rights Plan in which preferred stock purchase rights were distributed as a non-taxable dividend at the rate of one Right for each share of Common Stock held as of the close of business on July 28, 2004. Each Right will entitle stockholders to buy one-one hundredth of a newly issued share of Series B Junior Participating Stock of the Company at an exercise price of $29.00. The Rights will be exercisable only if a person or group, other than an exempted person, acquires beneficial ownership of, or makes a tender for, 15 percent or more of the Company’s outstanding Common Stock.

If any person, other than an exempted person becomes the beneficial owner of 15 percent or more of the Company’s outstanding Common Stock, each Right not owned by such person or certain related parties will entitle its holder to purchase at the Right’s then current exercise price shares of the Company’s Common Stock having a market value equal to twice the then current exercise price. In addition, if after a person becomes the beneficial owner of 15 percent or more of the Company’s outstanding Common Stock,

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

the Company is involved in a merger or other business combination transaction with another person after which its Common Stock does not remain outstanding, or sells 50 percent or more of its assets or earning power to another person, each Right will entitle its holder to purchase at the Right’s then current exercise price shares of common stock of such other person having a market value equal to twice the then current exercise price.

The Company’s Board of Directors will be entitled to redeem the Rights at $0.01 per Right at any time prior to a person or group acquiring 15 percent or more of the Company’s Common Stock. Otherwise, the Rights will expire on July 28, 2014.

In conjunction with the business combination with Intentia International AB. The Company amended the Shareholder Rights Plan on June 2, 2005 so that the announced transactions with Intentia and its affiliates will be exempt and will not cause any distribution of Rights under the plan.

10.          Stock Option Plans and Restricted Stock Award

The Company’s 1996 Stock Incentive Plan reserves a total of 27.7 million shares of common stock for issuance of stock options to employees. In addition, the Company has also historically granted to employees individual stock options, which were not under a stock option plan. The total number of stock options outstanding outside the stock option plan were 0.0 million, 0.5 million and 0.9 million at May 31, 2006, 2005 and 2004, respectively. Option grants may be of incentive or non-qualified stock options for the purchase of shares of the Company’s common stock at exercise prices determined by the Company’s Board of Directors. Generally, options granted to employees vest over a four-year to six-year period subject to acceleration under certain events and expire seven to ten years after the date of grant. Prior to the initial public offering, the Company historically determined the exercise price of stock options granted by reference to the most recent independent valuation performed in conjunction with the Company’s ESOP. After the initial public offering, the Company determines the exercise price using the closing market value.

The 2001 Stock Incentive Plan provides for the granting of stock options, including incentive stock options and non-qualified stock options, restricted stock, performance awards and other stock-based awards. There were 35.0 million shares of the Company’s common stock reserved for issuance under the plan.

Amendments to Stock Option Agreements

Effective on June 1, 2005, the Company amended the stock options held by each of its non-employee directors to: (1) fully vest and eliminate the Company’s call right to purchase shares issued after exercise and (2) allow those options to be exercised until the earlier of two years after resignation as a director or ten years after the date of grant. This change resulted in recognizing $0.1 million in compensation expense in first quarter of fiscal 2006 due to the fact that these options were “in-the-money” at the time they were immediately vested.

Effective on June 1, 2005, the Company amended the stock options compensation that have an exercise price per share greater than or equal to $5.95 (the closing price on Nasdaq on June 1, 2005) and that are held by each officer who is currently subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, to allow that officer to exercise the options that are unexercised and vested as of that officer’s employment termination date until the earlier of two years after termination of

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

employment or ten years after the date of grant. Stock options previously granted to any Section 16 reporting person with an exercise price per share less than $5.95 were not amended.

Stock Options

The following summarizes employee stock option activity under and outside of the plan:

	Number of Shares	Range of Exercise Price	Weighted- Average Exercise Price
Outstanding, May 31, 2003	20,703	$0.54-$16.26	$2.83
Canceled	(786)	$2.25-$14.00	$5.74
Granted at fair market value	4,078	$5.09-$ 9.77	$7.08
Exercised	(4,586)	$0.54-$ 8.10	$2.07
Outstanding, May 31, 2004	19,409	$0.54-$16.26	$3.77
Canceled	(1,782)	$2.25-$16.26	$6.54
Granted at fair market value	2,574	$5.72-$ 9.77	$6.17
Exercised	(3,229)	$0.54-$ 6.49	$2.37
Outstanding, May 31, 2005	16,972	$0.54-$14.00	$4.11
Canceled	(1,815)	$2.25-$14.00	$6.62
Granted at fair market value	4,270	$5.15-$ 7.95	$6.59
Exercised	(4,755)	$0.54-$ 7.20	$2.76
Outstanding, May 31, 2006	14,672	$1.23-$14.00	$4.96

  (1) 1.2 million stock options were granted to employees as a result of the acquisition of Intentia.

Stock options exercisable at May 31, 2006, 2005, and 2004 were 8.9 million, 12.1 million, and 12.4 million, respectively.

The following table summarizes fixed-price stock options outstanding at May 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (Yrs)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$ 1.23-$ 1.87	124	1.53	$1.34	124	$1.34
$ 2.25-$ 2.32	3,890	4.22	$2.27	3,890	$2.27
$ 2.97	1,291	5.17	$2.97	1,291	$2.97
$ 3.99-$ 7.19	6,274	8.16	$5.82	2,555	$5.56
$ 7.20-$ 9.77	3,074	8.84	$7.55	1,000	$7.52
$14.00	19	5.44	$14.00	19	$14.00
$ 1.23-$14.00	14,672	6.94	$4.96	8,879	$3.92

There was no deferred compensation relating to stock options granted below fair market value in the years ended May 31, 2006, 2005, and 2004. Compensation expense recognized relating to stock options

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

granted below fair market value in prior years was $6.8 million, $0.3 million, and $1.4 million during the years ended May 31, 2006, 2005, and 2004, respectively.

See Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for the impact of stock based compensation on pro forma net income and net income per share.

Restricted stock award

On June 2, 2005, the Company granted a restricted stock award of 100,000 shares of common stock to its newly appointed president and chief executive officer. The shares, with a $0.5 million market value at date of grant, shall vest in two 50,000 share increments on June 1, 2006 and 2007, subject to acceleration upon certain events. The market value of the restricted stock was recorded as unearned compensation, a component of stockholders’ equity, and is being amortized over the respective vesting periods. For the fiscal year ended May 31, 2006 amortization of the unearned compensation related to restricted stock was $0.4 million.

11.          Stock Warrants Issued to Non-Employees

At May 31, 2005, the Company had one outstanding fully vested stock warrant. The warrant, issued in fiscal 2000 with a five-year life, expired July 18, 2005 and allowed the holder to purchase 1.0 million shares of the Company’s common stock at an exercise price of $4.64 per share. On July 18, 2005, the warrant issued was exercised on a net basis, resulting in the issuance of 0.1 million shares of common stock from treasury, which resulted in a $0.3 million reduction to additional paid-in capital in the first quarter of fiscal 2006. As of May 31, 2006 there were no more warrants outstanding.

In January 2004, a stock warrant issued in 2000, with a four-year life was exercised by its holder. The warrant allowed the holder to purchase 1.2 million shares of the Company’s common stock at an exercise price of $4.64. The warrant was exercised on a net basis, resulting in the issuance of 0.6 million shares of common stock from treasury, which resulted in a $1.4 million reduction to additional paid-in capital.

As of May 31, 2006 there were no more warrants outstanding.

12.          Profit Sharing and 401(k) Retirement Plan

The Company has a defined contribution profit sharing plan, which conforms to IRS provisions for 401(k) plans. Employees are eligible to participate in the plan upon employment and are eligible for the Company match after completing one year of service. Participants may contribute up to 15% of their gross earnings to the plan. The Company matches 50% of the first 4% of employee contributions and may make additional contributions as determined by the Board of Directors. The Company recorded 401(k) matching contribution expense of approximately $2.3 million, $2.2 million, and $2.4 million for the years ended May 31, 2006, 2005, and 2004, respectively.

Certain of the Company’s subsidiaries have defined contribution and defined benefit pension plans for certain of its employees. These plans generally provide pension benefits based on years of service and compensation level. The defined benefit plans are not material to the Company’s financial statements. Total pension expense for these plans recorded as of May 31, 2006 was not material.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

13.          Employee Stock Purchase Plan

In February 2001, the stockholders of the Company approved the 2001 Employee Stock Purchase Plan, which was effective as of the Company’s initial public offering. The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The plan allows eligible employees to purchase common stock at a price equal to 85% of the fair market value of the common stock at the end of each quarter of the offering period. The plan will terminate when all of the shares reserved under the plan have been purchased or five years from the effective date unless the Board of Directors resolves to extend the purchase plan for one or more additional periods of five years each. In June 2006 the Board of Directors approved a five year amendment to the plan subject to stockholder approval. There are 20.8 million shares of the Company’s common stock reserved for issuance under the plan, of which 17.4 million shares were available for issuance as of May 31, 2006. Shares issued under this plan were 0.7 million, 0.7 million, and 0.6 million shares in the fiscal years ended May 31, 2006, 2005, and 2004, respectively.

14.          Income Taxes

The profit before taxes consists of the following components:

	Year Ended May 31,
	2006	2005	2004
United States	$39,724	$8,117	$15,314
International Operations	(12,057)	—	—
	$27,667	$8,117	$15,314

The provision (benefit) for income taxes consists of the following components:

	Year Ended May 31,
	2006	2005	2004
Current:
Federal	$12,081	$5,376	$9,552
State	2,077	466	2,284
Foreign	(848)	57	—
Total Current Provision	13,310	5,899	11,836
Deferred:
Federal	(257)	(3,050)	(4,604)
State	(986)	6	91
Foreign	(359)	—	—
Total Deferred Provision	(1,602)	(3,044)	(4,513)
Total Provision for Income Taxes	$11,708	$2,855	$7,323

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

A reconciliation of the expected income tax provision (benefit) at the U.S. statutory rate with the provision for income taxes is as follows:

	Year Ended May 31,
	2006	2005	2004
Taxes computed at statutory rate	35.0%	35.0%	35.0%
Valuation allowance	8.8	4.6	7.8
Foreign withholding taxes	0.1	0.4	0.2
Foreign earnings at other than U.S. statutory rates	2.0	—	—
Non-deductible expenses	1.4	6.8	5.1
State taxes, net of federal benefit	5.3	3.8	3.9
Tax exempt income, including extraterritorial income exclusion	(0.8)	(9.7)	(4.9)
Change in tax reserve	(8.2)	—	—
Tax credits	(1.4)	(5.7)	(1.5)
Other, net	0.1	—	2.2
	42.3%	35.2%	47.8%

Temporary differences comprising net deferred tax assets are as follows:

	May 31,
	2006	2005
Current:
Allowance for doubtful accounts	$1,422	$1,241
Accrued compensation	9,024	3,326
Accrued liabilities and other	9,402	2,075
Deferred revenue	(1,586)	2,672
Net operating loss carryforwards	7,160	—
Tax credit carryforwards	3,135	—
Total gross current deferred tax assets	$28,557	$9,314
Noncurrent:
Depreciation and amortization	$6,942	$(1,821)
Identified intangible amortization	(18,523)	—
Stock-based compensation	3,250	5,481
Long-term lease and other	(1,904)	558
Deferred revenue	(49)	501
Deferred rent	740	707
Net operating loss carryforwards	85,163	15,173
Tax credit carryforwards	—	2,121
Total gross noncurrent deferred tax assets	75,619	22,720
Total gross deferred tax assets	104,176	32,034
Valuation allowance	(86,677)	(1,335)
Total net deferred tax assets	$17,499	$30,699

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The following summarizes the rollforward of the deferred tax asset valuation allowance:

Balance, May 31, 2003	$—
Provisions for valuation allowance:
Domestic	971
Balance, May 31, 2004	$971
Provisions for valuation allowance:
Domestic	364
Balance, May 31, 2005	$1,335
Acquired in business combinations	78,459
Release of domestic valuation allowance	(1,335)
Provisions for valuation allowance:
Foreign	8,218
Balance May 31, 2006	$86,677

As of May 31, 2006, the Company had U.S. federal and state net operating loss carryforwards of approximately $17.4 million and $29.4 million, respectively. The federal and state losses expire in 2007 through 2025 if not utilized. The net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized.

As of May 31, 2006, the Company has approximately $85.2 million of foreign net operating losses some of which expire in various years and some of which will carry forward indefinitely depending on the jurisdiction. The valuation allowance has been provided against a majority of the foreign net operating losses. In addition, the Company has approximately $3.1 million of federal and state research and development credit that expire in the years 2007 - 2025 and alternative minimum tax carryforwards that do not expire. There was no valuation allowance related to these deferred tax asset as of May 31, 2006.

Under the provisions of SFAS No. 109, “Accounting for Income Taxes”, and related interpretations, future period reductions to the valuation allowance related to Intentia’s deferred tax assets that existed as of the date of acquisition of Intentia are first credited against goodwill, then to other identifiable intangible assets existing at the date of acquisition, and then, once the assets have been reduced to zero, credited to the income tax provision.

In fiscal 2006, Lawson reversed to the tax provision its domestic valuation allowance of $1.3 million, as it became more likely than not that its historical deferred tax assets would be realized.

The Company has in effect a temporary favorable tax ruling for its Swiss finance company. The tax ruling provides for a reduced income tax rate which approximates 9.0% and a reduced rate on capital taxes.

Lawson has not provided U.S. income taxes on the excess of its book basis in the shares of its foreign subsidiaries which is attributed primarily to purchase accounting and undistributed earnings of subsidiaries. U.S. tax has not been provided on this basis difference as it is considered permanent in nature and is not expected to reverse in the foreseeable future. This basis difference could be subject to additional U.S. tax upon the sale or liquidation of these subsidiaries, dividend repatriation, or other events. Given

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

that the Intentia purchase accounting, the underlying valuation report and related income taxes are preliminary as described in Note 4, the Company has not yet quantified the basis difference at this time.

The Company’s annual effective tax rate may fluctuate from year to year due primarily to change in the amount and mix of domestic and foreign income. The Company may continue to have a higher than 35% federal statutory rate due to the effect of not recording tax benefits for losses in countries with a history of losses. The higher rate does not correspond with cash taxes due.

The Company is subject to income tax audits by the IRS, and other tax authorities. These audits usually cover multiple years. Due to varying statutes of limitation for the commencement of an audit, it may be a number of years before a particular tax year is free from challenge. As an audit progresses, the Company assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the provision for income taxes. The Company believes it has adequately provided for any known adverse income tax audit adjustments.

During the year ended May 31, 2006 it was concluded that the Company’s tax reserve should be decreased from previous years by $2.3 million. This decrease was primarily related to a favorable conclusion of certain tax audits, the closing of a United States statute of limitations on certain tax years, and for various tax matters for which tax reserves were no longer deemed necessary.

15.          Commitments and Contingencies

Employment Agreements

The Company has entered into various employment agreements with certain executives and employees of the Company, which provide for severance payments subject to certain conditions and events.

Operating and Capital Leases

The Company rents office space and certain office equipment under operating and capital leases. In addition to minimum lease payments, the office leases require payment of a proportionate share of real estate taxes and building operating expenses. Certain lease agreements include escalation clauses. The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight line method, with the amount of the rental expense in excess of lease payments recorded as a deferred rent liability. Rent expense under operating leases was approximately $16.4 million, $14.2 million, and $14.4 million for the years ended May 31, 2006, 2005, and 2004, respectively.

Future minimum lease payments are summarized as follows:

2007	$24,807
2008	22,395
2009	20,666
2010	15,395
2011	10,715
Thereafter	29,636
Total minimum lease payments	$123,614

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Future minimum lease payments under capital leases are as follows:

2007	$1,888
2008	1,086
2009	614
2010	230
2011	107
Thereafter	414
Total minimum lease payments	4,339
Less amounts representing interest	(1,344)
Present value of net minimum obligations	2,995
Less current portion	(1,448)
Long-term capital lease obligations	$1,547

Indemnification and Guarantee Agreements

The Company licenses its software products to customers under end user license agreements and to certain resellers or other business partners under business partner agreements. These agreements generally include certain provisions for indemnifying the customer or business partner against losses, expenses and liabilities from damages that may be awarded against them if our software, or the third-party-owned software the Company resells, is found to infringe a patent, copyright, trademark or other proprietary right of a third-party. These agreements generally limit the Company’s indemnification obligations based on industry-standards and geographical parameters, and give the Company the right to replace an infringing product. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company believes its internal development processes and other practices limit its exposure under these indemnification provisions. In addition, the invention and nondisclosure agreements signed by the Company’s employees, assign to it various intellectual property rights. There is no pending litigation for which the Company is required to provide indemnification under these agreements. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of May 31, 2006.

The Company enters into services agreements with customers for the implementation of its software. The Company also may subcontract those services to its business partners. From time to time, the Company includes in those services agreements, certain provisions for indemnifying the customer against losses, expenses and liabilities from those services, including, for example, personal injury or tangible property damage. Lease agreements and other contracts with the Company’s vendors may also impose similar indemnification obligations on the Company for personal injury, tangible property damage or other claims. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general liability and umbrella insurance policies that enable it to recover a portion of certain amounts paid. This is no pending litigation for which the Company is required to provide indemnification under these agreement. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of May 31, 2006.

The Company has arrangements with certain vendors whereby it guarantees the expenses incurred by certain of its employees. The term is from execution of the arrangement until cancellation and payment of

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

any outstanding amounts. Unless otherwise limited in the contract, the Company would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not significant. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of May 31, 2006.

The Company has arrangements with certain customers whereby it guarantees the products and services purchased will operate materially and substantially as described in the documentation that is provided. The Company has bank guarantees for the customer if the product or service purchased is under performing. As of May 31, 2006 bank guarantees are $2.5 million.

When a customer purchases support for the Company’s software products, the Company generally warrants that those products then eligible for support will operate materially and substantially as described in the documentation that is provided with that software. The Company also generally warrants that its services will be provided by trained personnel and in a professional manner using commercially reasonable efforts. If necessary, the Company provides for the estimated cost of product and service warranties based on specific warranty claims and claim history.

Legal

The Company is involved in various claims and legal actions in the normal course of business. Management is of the opinion that the outcome of such legal actions will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows. Notwithstanding management’s belief, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows.

IBM Agreement

In fiscal 2005, the Company and International Business Machines Corporation (IBM) entered into an OEM Software Agreement that was modified in the second quarter of fiscal 2006, and a Master Relationship Agreement (MRA). Under these agreements, the Company resells its business applications in conjunction with IBM’s open standards-based software, and the companies jointly market these software solutions. The MRA governs the joint marketing activities and has a three-year term. During the term of the modified OEM Software Agreement, the Company pays royalties to IBM for the licensing of IBM programs to each applicable existing and new customer of the Company, and pays IBM annual maintenance fees for each applicable customer. The royalty and maintenance payments to IBM are based on transactions with each applicable Lawson customer. The modified OEM Software Agreement has an initial term of three years commencing September 2005 and may be extended by the Company for two additional one-year terms. During the initial three-year term, the Company has agreed to pay certain minimum quarterly and annual royalties to IBM. Total commitments under the modified OEM Software Agreement approximate $9.5 million over the three-year term. The Company may elect to terminate the OEM Software Agreement for convenience upon 90 days advance notice to IBM. If the Company elects early termination at any time during the initial three-year term, the terms of the Agreement require the Company to pay IBM any unpaid minimum royalties through the date of termination plus a prorated share of the guaranteed annual minimum payment due for the year in which the termination occurred. The Company has made cash payments of $2.6 million according to terms of the modified OEM Software Agreement during the fiscal year ended May 31, 2006 recorded as other assets—long-term. As of May 31,

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

2006, the Company amortized $1.5 million of royalties to cost of revenues. In addition, the Company recorded $0.6 million as other accrued liabilities on the May 31, 2006 Consolidated Balance Sheet, representing the annual minimum owed per the terms of the contract. In accordance with SFAS No. 86 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”), the fees paid and accrued to date will be amortized to costs of license fees over the earlier of the time period in which units are sold or the useful life.

Hackett Group Agreement

On May 9, 2005, the Company and The Hackett Group, Inc., a wholly owned subsidiary of Answerthink Inc. (Hackett), entered into an Advisory Alliance Agreement (the Agreement). The Agreement identifies joint programs in which Hackett will provide the Company and its customers and prospects with, among other things, access to Hackett benchmark tools, best-practices research and business advisory services in exchange for the payment of specified program fees. The term of the Agreement commenced on May 9, 2005, and continues until May 31, 2008, unless terminated earlier in accordance with the provisions of the Agreement. The Company and Hackett have the option to extend the terms of the programs upon mutual written agreement, and Hackett has agreed to provide certain exclusivity rights to the Company in connection with certain of its programs. On June 14, 2006 the Company and Hackett amended the Agreement. The amendment did not change the amount owed to Hackett under the Agreement but instead reallocated the committed payments to the program associated with providing the product offering to our customers and provides a greater range of membership levels that the Company can offer to its customers.

Under the Agreement, the Company paid $1.6 million during the fiscal year ended May 31, 2006, and is contractually committed to pay an additional $0.5 million within the next twelve months, which is recorded as other accrued liabilities at May 31, 2006. In addition, the Company will pay additional fees if sales volumes meet established criteria throughout the term of the contract. For the year ended May 31, 2006, approximately $1.0 million was reflected as sales and marketing expenses and $0.8 million was reflected as cost of license fees.

Symphony Agreement with Intentia

In May 2005, Intentia entered a Master Offshoring Agreement with Symphony Service Corp., referred to as Symphony Services, an affiliate of Symphony Technology Group, LLC, a shareholder of Lawson and Symphony Technology II-A,L.P., pursuant to which Symphony Services agreed to provide Intentia both product development and customer support resources for an initial five year term. The agreement was not affected by the consummation of the business combination with Lawson. It is believed that this Agreement will enable the Company to achieve significant quality improvements and better customer service without increasing total spending on product development and customer support and was part of a business transformation plan approved by Intentia in July 2004. Under terms of the Agreement, we are contractually obligated to pay for a stated minimum level of resources employed to provide services for the first three years of the Agreement, after which either party may terminate the Agreement by delivery of a six-month advanced written notification. If we elect to terminate after the first three years, we would be required to pay a buyout fee equal to six months of resource costs under the agreement. As of May 31, 2006 our remaining minimum obligation level is approximately $3.5 million in each of the next two years and is likely to continue through the final two years of the Agreement which ends in May 2010. Symphony has been paid $2.7 million since the Agreement’s inception through May 31, 2006. Romesh Wadwani is a member of the Board of Directors of Lawson and is a partner of Symphony Technology Group, LLC.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

IBM Agreement with Intentia

In May 5, 2005, Intentia and IBM Svenska AB (“IBM”), entered into a Master Offshoring Agreement in which IBM agreed to provide Intentia cost efficient, high quality software development services and governs the joint development activities. The Agreement has an initial term of five years, and may be extended in one or more additional eighteen month period(s), provided that the parties mutually agree to such renewal in writing at least six month prior to the expiration of the then-current term. The agreement was not affected by the consummation of the business combination with Lawson. For the duration of the term of the Agreement, the Company is obligated for minimum staffing levels and resources defined by the Agreement at an annual cost of approximately $1.2 million. After completion of two and a half years from the Agreement Date, we may terminate the Agreement for convenience with six month advance written notice. However, if the Agreement is terminated for convenience before the completion of five years, we remain obligated to pay IBM any unpaid amounts due for services performed up to the termination or the minimum staffing levels, whichever is greater. As of May 31, 2006 the Company’s total remaining minimum obligation under the Agreement is $4.8 million. IBM has been paid $2.2 million since the Agreement’s inception through May 31, 2006.

16.          Segment and Geographic Areas

The Company views its operations and manages its business as one reportable segment, the development and marketing of computer software and related services including consulting and maintenance and customer support. Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. In an effort to achieve greater operational scale and leverage costs with the acquisition of Intentia, the Company has and will continue to integrate the operations that support the Intentia M3 products and the legacy Lawson S3 products under one leadership structure for all verticals. As a result, the financial information utilized to evaluate the business operations combines M3 and S3 initiatives for all verticals for product sales, consulting services and maintenance and customer support. The Company markets its products and services through the Company’s offices in the United States and its wholly owned branches and subsidiaries operating in the Americas (including the United States, Latin America, and Canada); Europe, Middle East, and Africa (EMEA); and Asia Pacific (APAC).

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The following table presents revenues for license fees, maintenance and consulting services by geographical region:

	Geographical Region
	Americas	APAC	EMEA	Total
Revenues
Fiscal 2006:
License fees	$69,248	$77	$1,751	$71,076
Services:
Maintenance	176,267	561	11,327	188,155
Consulting	106,764	1,771	23,010	131,545
Total services	283,031	2,332	34,337	319,700
Total revenues	$352,279	$2,409	$36,088	$390,776
Fiscal 2005:
License fees	$56,838	$—	$905	$57,743
Services:
Maintenance	165,723	—	5,000	170,723
Consulting	102,335	—	4,383	106,718
Total services	268,058	—	9,383	277,441
Total revenues	$324,896	$—	$10,288	$335,184
Fiscal 2004:
License fees	$90,558	$—	$1,780	$92,338
Services:
Maintenance	148,531	—	6,407	154,938
Consulting	108,866	—	7,441	116,307
Total services	257,397	—	13,848	271,245
Total revenues	$347,955	$—	$15,628	$363,583

Total revenues for the U.S. were $343.3 million, $317.9 million and $340.3 million for the fiscal years ended May 31, 2006, 2005 and 2004, respectively. No other countries revenues exceeded 10% of the consolidated revenues.

The following table presents long-lived assets summarized by geographic region:

	Geographical Region
	Americas	APAC	EMEA	Total
Long-lived assets
Fiscal year ended May 31, 2006	$80,880	$77,087	$477,467	$635,434
Fiscal year ended May 31, 2005	$73,925	$—	$14,995	$88,920

Long-lived assets consist of property and equipment and goodwill and other intangible assets.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The long-lived assets for the U.S. were $73.9 million and $65.6 million for the fiscal years ended May 31, 2006 and 2005 respectively, and the long-lived assets for Sweden were $234.5 million for the fiscal year ended May 31, 2006.

17.          Related Parties

On May 15, 2006, the Company and Symphony Technology Group, LLC (“Symphony”), a stockholder of the Company, entered into a three—month consulting agreement, under which an employee of Symphony provided part time project management services. Lawson paid all out-of-pocket expenses but did not pay any fees for the employee services. Amounts paid to Symphony during the period through May 31, 2006 under the agreement were nominal. Romesh Wadwani is a member of the Board of Directors of Lawson and is a partner of Symphony. Mr. Wadhwani did not personally perform any of the services under the consulting agreement.

In May 2005, Intentia entered an agreement with Symphony Service Corp., referred to as Symphony Services, an affiliate of Symphony Technology Group, LLC, pursuant to which Symphony Services agreed to provide Intentia both product development and customer support resources for an initial five year term. Intentia believed this agreement will help enable it to achieve significant quality improvements and better customer service without increasing total spending on product development and customer support and was part of a business transformation plan approved by Intentia in July 2004. The agreement was not affected by the consummation of the business combination with Lawson. During the period five-week period following the Intentia merger, the Company paid Symphony Services $0.3 million for services under the agreement.

18.          Subsequent Event

Acquisition

On July 20, 2006 the Company acquired the equity of Competency Assessment Solution (“CAS”) to augment its human capital management solutions. The purchase price consisted of $2.5 million dollars in cash including the settlement of debt totaling $1.4 million. The final purchase price is subject to adjustment based on the final closing balance sheet.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

19.          Supplemental Quarterly Financial Information (Unaudited):

Summarized quarterly supplemental consolidated financial information for fiscal 2006 and 2005 are as follows:

	Quarter Ended
	August 31	November 30	February 28	May 31
Fiscal 2006
Total revenues	$87,914	$89,037	$87,695	$126,130
Gross profit	52,773	52,346	52,392	61,723
Restructuring	10	(5)	—	1,820
Operating expenses	50,718	43,911	41,970	64,254
Income (loss) before income taxes	4,344	10,788	13,235	(700)
Net income (loss)	$4,177	$6,556	$10,007	$(4,781)
Net income (loss) per share:
Basic	$0.04	$0.06	$0.10	$(0.03)
Diluted	$0.04	$0.06	$0.09	$(0.03)
Fiscal 2005
Total revenues	$82,685	$82,999	$82,714	$86,786
Gross profit	43,854	43,047	46,222	51,477
Restructuring	(75)	5,465	(153)	(209)
Operating expenses	45,239	43,527	43,924	42,675
(Loss) income before income taxes	(666)	(5,053)	3,721	10,115
Net (loss) income	$(417)	$(3,020)	$2,760	$5,939
Net (loss) income per share:
Basic	$0.00	$(0.03)	$0.03	$0.06
Diluted	$0.00	$(0.03)	$0.03	$0.06

No cash dividends have been declared or paid in any period presented. The quarter ended May 31, 2006 includes operating results of Intentia from April 25, 2006, the date of merger.