Form 10-Q
period 2006-08-31
Lawson Software, Inc.
filed 2006-10-10
CIK 1344632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-51942

LAWSON SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-3469219
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

380 ST. PETER STREET
ST. PAUL, MINNESOTA 55102
(Address of principal executive offices)

(651) 767-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares of the registrant’s common stock outstanding as of September 29, 2006 was 187,459,248.

LAWSON SOFTWARE, INC.

Form 10-Q
Index

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	August 31,	May 31,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$211,807	$210,154
Marketable securities	72,046	90,348
Trade accounts receivable, net (Note 6)	151,826	159,933
Income taxes receivable	5,198	4,577
Deferred income taxes - current	21,465	21,465
Prepaid expenses and other assets	27,919	28,085
Total current assets	490,261	514,562

Long-term marketable securities	5,147	6,079
Property and equipment, net	27,705	26,189
Goodwill (Note 10)	453,921	454,550
Other intangible assets, net	149,490	154,695
Deferred income taxes - non-current	9,294	9,294
Other assets	6,377	5,283
Total assets	$1,142,195	$1,170,652

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt - current	$3,645	$3,475
Accounts payable	17,351	26,137
Accrued compensation and benefits	77,315	88,245
Other accrued liabilities	69,046	74,882
Income taxes payable	4,700	3,195
Deferred income taxes - current	4,221	4,221
Deferred revenue (Note 7)	152,242	146,206
Total current liabilities	328,520	346,361
Long-term debt - non-current	5,368	4,275
Deferred income taxes - non-current	9,039	9,039
Long-term deferred revenue (Note 7)	8,249	10,840
Other long-term liabilities	11,192	8,478
Total liabilities	362,368	378,993
Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 750,000 shares authorized; 196,761 and 196,105 shares issued, respectively; 186,412 and 185,651 shares outstanding at August 31, 2006 and May 31, 2006, respectively	1,967	1,961
Additional paid-in capital	805,052	800,168
Treasury stock, at cost; 10,350 and 10,454 shares at August 31, 2006 and May 31, 2006 respectively	(69,067)	(69,237)
Deferred stock-based compensation	—	(131)
Retained earnings	22,900	38,692
Accumulated other comprehensive income	18,975	20,206
Total stockholders’ equity	779,827	791,659
Total liabilities and stockholders’ equity	$1,142,195	$1,170,652

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	August 31,	August 31,
	2006	2005
Revenues:
License fees	$16,768	$18,604
Maintenance	69,584	43,613
Consulting	75,485	25,697
Total revenues	161,837	87,914

Cost of revenues:
Cost of license fees	5,042	2,421
Cost of maintenance	14,688	7,348
Cost of consulting	69,734	25,372
Total cost of revenues	89,464	35,141

Gross profit	72,373	52,773

Operating expenses:
Research and development	20,325	14,500
Sales and marketing	36,892	18,972
General and administrative	25,990	16,872
Restructuring (Note 9)	3,392	10
Amortization of acquired intangibles	2,389	374
Total operating expenses	88,988	50,728

Operating (loss) income	(16,615)	2,045

Other income:
Interest income	3,593	2,305
Interest expense	(267)	(6)
Other income, net	40	—
Total other income	3,366	2,299

(Loss) income before income taxes	(13,249)	4,344
Provision for income taxes	2,543	167
Net (loss) income	$(15,792)	$4,177

Net (loss) income per share:
Basic	$(0.08)	$0.04
Diluted	$(0.08)	$0.04

Shares used in computing net (loss) income per share:
Basic	185,845	101,151
Diluted	185,845	105,463

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	August 31,	August 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(15,792)	$4,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,718	3,726
Deferred income taxes	52	65
Provision for doubtful accounts	1,955	(733)
Excess tax benefits from stock options	(329)	—
Tax (commitment) benefit from stockholder transactions for option activity	(44)	173
Stock-based compensation expense	2,084	6,500
Amortization of discounts on notes payable	—	13
Amortization of discount and premiums on marketable securities	(151)	21
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	5,982	(878)
Prepaid expenses and other assets	(2,827)	8,449
Accounts payable	(9,020)	(1,942)
Accrued and other liabilities	(13,855)	(2,559)
Income taxes payable	877	30
Deferred revenue and client deposits	4,338	(989)
Net cash (used in) provided by operating activities	(17,012)	16,053

Cash flows from investing activities:
Cash paid in conjunction with acquisitions, net of cash acquired (Note 5)	(1,995)	(1,087)
Purchases of marketable securities	(29,031)	(11,932)
Maturities of marketable securities	48,446	21,889
Purchases of property and equipment	(2,628)	(423)
Net cash provided by investing activities	14,792	8,447

Cash flows from financing activities:
Principal payments on long-term debt	(231)	(967)
Cash proceeds from long-term debt	1,263	—
Payments on capital lease obligations	(493)	—
Exercise of stock options	2,461	2,019
Excess tax benefit from stock transactions	329	—
Issuance of treasury shares for employee stock purchase plan	690	1,497
Net cash provided by financing activities	4,019	2,549
Effect of exchange rate changes on cash and cash equivalents	(146)	—
Increase in cash and cash equivalents	1,653	27,049
Cash and cash equivalents at the beginning of the period	210,154	187,744
Cash and cash equivalents at the end of the period	$211,807	$214,793

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.             NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Lawson Software, Inc. (the “Company”) provides business application software, services and maintenance to customers primarily in the services sector, trade industries and manufacturing/distribution sectors specializing in a variety of specific markets within these sectors including healthcare, public services, retail, financial services, food and beverage, manufacturing and wholesale distribution.  The Company’s software includes a variety of applications to help automate and integrate critical business processes, aiding in collaboration among its clients and their partners, suppliers and employees.  Through the Company’s consulting services we primarily help our clients implement their Lawson applications and through our maintenance services we provide ongoing support and technical assistance to clients using our products.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its branches and majority-owned subsidiaries operating in the United States of America, Latin America and Canada (Americas); Europe, Middle East and Africa (EMEA) and Asia-Pacific (APAC).  The Company’s subsidiaries that are not majority-owned are accounted for under the equity method.  The unaudited condensed consolidated financial statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The results of operations for the three month period ended August 31, 2006, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2007. The unaudited condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2006.

Reclassifications

The unaudited condensed consolidated financial statements for the prior fiscal year contain certain reclassifications to conform prior year’s data to the current presentation.  These reclassifications included a balance sheet reclassification of $18.9 million of unbilled accounts receivable from the newly acquired Intentia International AB (“Intentia”) to accounts receivable from prepaid and other assets, where Intentia had previously classified this balance, to conform to the current presentation of classifying unbilled accounts receivable in accounts receivable.  Other less significant reclassifications which we are not quantifying consisted of a cash flow statement reclassification of restructuring and tax commitment from exercise of stock options from a separate disclosure to inclusion with accrued and other liabilities within cash provided by operating activities and a balance sheet reclassification of certain employee compensation liabilities to be included in the accrued compensation and benefits line item reclassified from other accrued liabilities.  These reclassifications had no effect on previously reported net earnings or stockholders’ equity.

Fiscal Year

Our fiscal year is from June 1 to May 31.  Unless otherwise stated, references to the years 2007 and 2006 relate to the fiscal years ended May 31, 2007 and 2006, respectively.  References to future years also relate to our fiscal year ended May 31.

2.             STOCK-BASED COMPENSATION

On June 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) which replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25). Under SFAS No. 123(R) stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after June 1, 2006 and unvested awards outstanding at June 1, 2006.  Compensation costs for unvested stock options and awards that are outstanding at June 1, 2006, will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under SFAS No. 123(R), using a straight-line method.  The Company elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively restated.  Stock-based compensation expense for non-vested awards granted prior to the effective date is being recognized over the remaining service period using the fair-value based compensation cost estimated for SFAS No. 123 pro forma disclosures.  Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations for the three months ended August 31, 2006, was $2.1 million, or $1.4 million net of tax, none of which is capitalized.  This had an impact of $.01 on the Company’s earnings per share for the three months ended August 31, 2006.  During the three months ended August 31, 2005, prior to the adoption of SFAS No. 123(R), the Company recognized $6.5 million, or $4.0 million of after tax stock-based employee compensation expense, that included a $6.3 million, or $3.8 million non-cash after tax charge resulting from the negotiated separation agreement with its former president and chief executive officer.

Stock Options

Stock options awards are granted at exercise prices equal to the closing price of the Company’s common stock on the prior business date.  The majority of the Company’s stock option awards are non-qualified stock options which vest over a four-year to six-year period subject to acceleration under certain events and expire seven to ten years after the date of the grant.  The Company currently grants stock options under the Lawson Software, Inc. 2001 Stock Incentive Plan (2001 Plan) and the Lawson Software, Inc. 1996 Stock Incentive Plan (1996 Plan).  As of August 31, 2006, there were approximately 31.8 million shares available for future grants under the aforementioned plans.

Amendments to Stock Option Agreements

Effective on June 1, 2005, the Company amended the stock options held by each of its non-employee directors to: (1) fully vest and eliminate the Company’s call right to purchase shares issued after exercise and (2) allow those options to be exercised until the earlier of two years after resignation as a director or ten years after the date of grant.  This change resulted in recognizing $0.1 million in compensation expense for the three months ended August 31, 2005 due to the fact that these options were “in-the-money” at the time they were modified.  There was no impact to the Company’s income statement for the three months ended August 31, 2006 as a result of this amendment.  The Company recognized $0.1 million, net of tax, in the pro forma calculation for the three months ended August 31, 2005.

Effective on June 1, 2005, the Company amended the stock options compensation that had an exercise price per share greater than or equal to $5.95 (the closing price on Nasdaq on June 1, 2005) and that are held by each officer who is currently subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, to allow that officer to exercise the options that are unexercised and vested as of that officer’s employment termination date until the earlier of two years after termination employment or ten years after the date of grant.  Stock options previously granted to any Section 16 reporting person with an exercise price per share less than $5.95 were not amended.  There was no impact to the Company’s income statement for the three months ended August 31, 2005 or 2006, as a result of this amendment.  While this required no charge in the Company’s income statement under APB No. 25, $0.2 million, net of tax, was recognized in the pro forma calculation for the three months ended August 31, 2005.

Effective June 2, 2005, as part of the separation agreement with the former CEO, the Company amended the stock options compensation such that the outstanding stock options held by the former CEO that had an exercise price greater than the closing price for shares of the Company’s common stock on June 1, 2005, were amended to cease vesting after termination of full time employment and extend the exercise period to two years from the end of full time employment.  This change resulted in recognizing $6.3 million, or $3.8 million net of tax, in compensation expense for the three months ended August 31, 2005.   There was no impact to the Company’s income statement for the three months ended August 31, 2006 as a result of this amendment.  As these options were 100 percent vested, under the fair value based method, the Company recognized $0.4 million, net of tax, relating to the incremental value on the modified options as compared to the options before modification in the pro forma calculation for the three months ended August 31, 2005.

Restricted Stock Awards

On June 2, 2005, the Company granted a restricted stock award of 100,000 shares of common stock to its then newly appointed president and chief executive officer.  The shares, with a $0.5 million market value at date of grant, vest in two 50,000 share increments on June 1, 2006 and 2007, subject to acceleration upon certain events.  The market value of the restricted stock was recorded as unearned compensation, a component of stockholders’ equity, and is being amortized over the respective vesting periods.

On June 1 and August 1, 2006, the Company granted restricted stock unit awards of 147,500 shares and 5,000 shares of common stock, respectively, to various executives.  The shares, with a combined $1.0 million market value at date of grant, cliff vest on July 1, 2009, and August 1, 2009, respectively, subject to acceleration upon certain events.  The market value of the restricted stock units is being amortized over the respective vesting periods.

For the three months ended August 31, 2006 and 2005 amortization of the unearned compensation related to restricted stock and restricted stock units was $0.1 million and $0.1 million, respectively.

Valuation Assumptions

The Company uses the Black-Scholes option pricing model (Black-Scholes model) to determine the fair value of stock options as of the grant date. The fair value of stock options under the Black-Scholes model requires management to make assumptions regarding projected employee stock option exercise behaviors, risk-free interest rates, volatility of the Company’s stock price and expected dividends.

The expense recognized for shares purchased under our ESPP is equal to the 15 percent discount the employee receives at the end of the calendar quarter. The fair value of restricted stock and restricted stock unit awards is based on the Company’s closing stock price on the last trading day before the date of the grant.

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model:

	Three Months Ended
	August 31,
	2006	2005
Weighted average fair value of options granted (in thousands)	$2,011	$7,746
Weighted average per option fair value	$3.90	$3.06
Assumptions used:
Expected life (years)(a)	4.25	5.00
Risk-free interest rate (b)	4.9%	3.5%
Volatility(c)	51.0%	56.0%
Dividend yield(d)	0.0%	0.0%
Forfeiture rate(e)	6.1%	—

(a)           Expected life:  In June 2005 the Company calculated expected life based on historical observations.  In June 2006, the Company calculated expected life based on historical observations and expected time to post-vesting forfeiture and exercise. The change in expected life is the result of a change in the contractual life of new options granted during the first quarter of fiscal 2007.

(b)           Risk-free interest rate:  The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity that correlates to the expected life of the options, with the three month range of 4.90% - 4.98%.

(c)           Volatility:  The Company is using a combination of historical and implied volatility (blended method) to calculate the volatility.  Currently our historical volatility calculation is based on a four-year look back period (to the period up to and including our IPO).  The Company will continue to increase the look back to a six-year period, which coincides with the expected life of our grants.

(d)           Dividend yield:  The Company does not expect to issue dividends for the foreseeable future.

(e)           Forfeiture rate:  The pre-vesting forfeiture rate is calculated based on historical actual forfeitures of options compared to grants. Prior to the adoption of SFAS No. 123(R), the Company accounted for forfeitures as they occurred.

Stock-Based Compensation Expense

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model.  The Company uses the Black-Scholes option-pricing model which requires the input of significant assumptions including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately be forfeited before completing vesting requirements.  Changes in the assumptions can materially affect the estimate of fair value of equity-based compensation and, consequently, the related expense recognized.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite vesting period in the Company’s Condensed Consolidated Statements of Operations.  Prior to adopting SFAS No. 123(R), the Company elected the option of disclosure only under SFAS No. 123.  In its disclosures, the Company has historically used the Black-Scholes option pricing model to determine the fair value of its share based compensation arrangements.  Upon the adoption of SFAS No. 123(R), the Company continued to utilize the Black-Scholes model and adopted the modified prospective method.

The amount of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three months ended August 31, 2006, included compensation expense for stock-based payment awards granted on or prior to June 1, 2006, but not yet vested as of that date.  Prior to June 1, 2006, the Company accounted for these awards in accordance with the provisions of APB No. 25.  Stock-based employee compensation cost was recognized using the fair-value based method for all new awards granted after June 1, 2006.  Compensation costs for unvested stock options and awards that are outstanding at June 1, 2006 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under SFAS No. 123.  Because stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended August 31, 2006, is based on awards ultimately expected to vest, the expense was reduced for estimated forfeitures.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grants and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In the Company’s pro forma information required under FAS 123, the Company accounted for forfeitures as they occurred.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options and settlement of restricted stock awards as operating cash inflows in the Condensed Consolidated Statements of Cash Flows in accordance with the provisions of the Emerging Issues Task Force (EITF) No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.  SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options and stock awards to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis.  Although total cash flows under SFAS No. 123(R) remain unchanged from what would have been reported under prior accounting standards, net operating cash flows are reduced and net financing cash flows are increased due to the adoption of SFAS No. 123(R).  This amount is shown as “Excess tax benefit from stock transactions” on the Condensed Consolidated Statements of Cash Flows.

The following table presents the statement of earnings classification of pre-tax stock-based compensation expense, for options and restricted stock awards, recognized for the three months ended August 31, 2006 and 2005 (in thousands):

	Three	Three
	Months Ended	Months Ended
	August 31, 2006	August 31, 2005

Cost of revenues	$236	$2
Research and development	176	6
Sales and marketing	411	11
General and administrative	1,261	6,481
Stock-based compensation expense before income taxes	$2,084	$6,500
Income tax benefit	(705)	(2,521)
Total stock-based compensation expense after income taxes	$1,379	$3,979

The following table illustrates the effect on net earnings and net earnings per share for the three months ended August 31, 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation (in thousands, except per share data):

Three
Months Ended
August 31, 2005
Net income
As reported	$4,177
Add: Stock-based employee compensation expense included in reported net income, net of taxes	3,979
Deduct: Total stock-based compensation expense determined under fair value based method for all rewards, net of tax	(2,235)
Pro forma net income	$5,921
Net income per share:
Basic:
As reported	$0.04
Pro forma	$0.06
Diluted:
As reported	$0.04
Pro forma	$0.06

Tax Impacts of Stock-Based Compensation

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (SFAS No. 123(R)-3).  SFAS No. 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized after the adoption of SFAS No. 123(R).  The calculation of excess tax benefits reported as an operating cash outflow and a financing inflow in the Condensed Consolidated Statements of Cash Flows required by SFAS No. 123(R)-3 differs from that required by SFAS No. 123(R).  The Company has until May 31, 2007 to make a one-time election to adopt the transition method described in FSP No. FAS 123(R)-3.  The Company is currently evaluating FSP No. FAS 123(R)-3; however, the one-time election will not affect operating income or net income.  During the interim period, the Company used the long-form method of calculating the excess tax benefits available to absorb tax deficiencies recognized after the adoption of SFAS No. 123(R).  For the three months ended August 31, 2006, there were excess tax benefits from stock transactions of $0.3 million, which are classified as an operating cash outflow and a financing cash inflow per the new disclosure requirements of FAS 123(R)-3.  Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options and settlement of restricted stock awards as operating cash flows in the Condensed Consolidated Statements of Cash Flows.  As such, for the three months ended August 31, 2005, there were excess tax benefits from stock transactions of $0.2 million, which are classified as operating cash inflows.

Stock Options

The following table summarizes stock option activity during the three months ended August 31, 2006 (in thousands except share and per share data):

			Weighted
		Range of	Average
	Options	Exercise	Exercise
	Outstanding	Prices	Price
Outstanding, May 31, 2006	14,672	$1.23 - $14.00	$4.96
Expired/Forfeited	(1,123)	$2.25 - $9.20	$7.43
Granted at fair market value	515	$6.70 - $7.68	$6.76
Exercised	(723)	$2.25 - $6.49	$3.41
Outstanding, August 31, 2006	13,341	$1.23 - $14.00	$4.91

The 515,000 options granted during the three months ended August 31, 2006 have a weighted average grant-date fair-value of $3.90. See Note 14 Subsequent Event for discussion of stock options granted to the Company’s new Chief Financial Officer.

A summary of stock options as of August 31, 2006, is as follows (in thousands except share and per share data):

		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
	Number	Remaining	Average	Number	Remaining	Average
	of Shares	Contractual	Exercise	of Shares	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life (Yrs)	Price	Vested	Life (Yrs)	Price
$1.23 - $1.87	124	0.99	$1.34	124	$0.99	$1.34
$2.25 - $2.32	3,630	3.58	$2.27	3,630	$3.58	$2.27
$2.97	1,016	4.75	$2.97	1,016	$4.75	$2.97
$3.99 - $7.19	6,523	7.61	$5.90	3,075	$6.73	$5.64
$7.20 - $9.77	2,029	7.69	$7.55	1,044	$6.72	$7.51
$14.00	19	5.03	$14.00	19	$5.03	$14.00
$1.23 - $14.00	13,341	6.24	$4.91	8,908	$5.13	$4.14

The total intrinsic value of options exercised during the three months ended August 31, 2006, was $2.2 million. The total intrinsic value of unexercised and in the money options at August 31, 2006, calculated as the closing stock price at the end of the fiscal quarter less the exercise price of in the money options, of exercisable options outstanding and non-vested options, was $25.4 million and $23.5 million, respectively.  The Company issues new shares when stock option awards are exercised.  Cash received from the exercise of stock options for the three months ended August 31, 2006, was $2.5 million and the related tax benefits realized was $0.5 million.  Unrecognized compensation expense related to outstanding stock options as of August 31, 2006, was $13.7 million and is expected to be recognized over a weighted average period of 3.24 years and will be adjusted for any future changes in estimated forfeitures.

Restricted Stock Awards

The following table summarizes restricted stock award activity during the three months ended August 31, 2006 (in thousands, except per share data):

		Weighted
		Average
		Grant-Date
	Awards	Fair-Value
Nonvested, May 31, 2006	100	$5.25
Granted	153	$6.74
Vested	(50)	$5.25
Nonvested, August 31, 2006	203	$6.37

Unrecognized compensation expense related to restricted stock awards as of August 31, 2006, was $1.0 million, pre-tax, and is expected to be recognized over a weighted average period of 2.3 years and will be adjusted for any future changes in estimated forfeitures.

Employee Stock Purchase Plan

In February 2001, the stockholders of the Company approved the 2001 Employee Stock Purchase Plan (ESPP), which was effective as of the Company’s initial public offering.  The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.  Prior to April 2006, the Company’s plan allowed eligible employees to purchase common stock at a price equal to 85 percent of the lower of the fair market value of the common stock at the beginning or end of the offering period, which commenced each January 1 and July 1.  On April 1, the plan was amended to allow eligible employees to purchase common stock at a price equal to 85 percent of the fair market value of the common stock at the end of each quarter of the offering period.  The plan will terminate when all of the shares reserved under the plan have been purchased or five years from the effective date unless the Board of Directors resolves to extend the purchase plan for one or more additional periods of five years each.  In June 2006, the Board of Directors approved a five-year amendment to the plan subject to stockholder approval.  There are 20.8 million shares of the Company’s common stock reserved for issuance under the plan, of which 17.2 million shares were available for issuance as of August 31, 2006.  There have been 3.6 million shares issued under this plan through August 31, 2006.

Prior to April 2006, ESPP expense was calculated using the Black Scholes method (similar to stock option grants) using a 6 month expected life, the same volatility rate assigned to the stock options granted in that quarter (56.0 percent for August 2005), a risk-free interest rate of 2.51 percent and a dividend rate of zero percent.  With the plan amendment under FAS 123(R), ESPP expense will be calculated at the 15 percent discount rate.

3.             PER SHARE DATA

Basic earnings per share is computed using the net income (loss) and the weighted average number of common shares outstanding.  Diluted earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period.  Potentially dilutive shares consist of shares to be issued upon the exercise of stock options and warrants and release of restricted stock.  The following table sets forth the computation of the basic and diluted net income per share (in thousands, except per share amounts).

	Three Months Ended
	August 31,
	2006	2005
Basic earnings per share computation:

Net (loss) income	$(15,792)	$4,177
Weighted average common shares- basic	185,845	101,151
Basic net income per share	$(0.08)	$0.04

Diluted earnings per share computation:

Net (loss) income	$(15,792)	$4,177
Shares calculation:
Weighted average common shares	185,845	101,151
Effect of dilutive stock options	—	4,127
Effect of restricted stock	—	99
Effect of dilutive warrants	—	86
Weighted average common shares - diluted	185,845	105,463
Diluted net (loss) income per share	$(0.08)	$0.04

Potentially dilutive shares of common stock excluded from the diluted net (loss) income  per share computations were 13.6 million and 7.3 million as of August 31, 2006 and 2005, respectively. Certain potentially dilutive shares of common stock were excluded from the diluted earnings per share computation because their exercise prices were greater than the average market price of the common shares during the period and were therefore not dilutive. Potential dilutive shares of common stock were excluded from periods with a net loss because they were anti-dilutive.

4.             RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the SEC issued Staff Accounting Bulletin No, 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material.  SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged.  The Company does not believe that SAB 108 will have a material impact on our Consolidated Financial Statements.

On July 13, 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement 109, Accounting for Income Taxes.  This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement and disclosure of tax positions that a company has taken or expects to be taken on a tax return.  Additionally, FIN48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and transition.  Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted.  The Company is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated results of operations and financial condition.

5.             BUSINESS COMBINATIONS

Intentia International AB

On April 25, 2006, Lawson acquired Intentia International AB.  The Company believes that the combination provides opportunities to leverage sales channels and to sell expanded product lines across the combined business’s customer base.  Holders of shares and warrants in Intentia, representing 5,119,604 shares of series A, 160,593,504 shares of series B, and 23,000,000 warrants, corresponding to approximately 99.0 percent of the shares and approximately 99.2 percent of the votes in Intentia on a fully diluted basis accepted Lawson’s offer to exchange their shares and warrants for newly issued shares of Lawson common stock (the “Exchange Offer”).  All conditions for the completion of the Exchange Offer have been satisfied, whereby holders of shares and warrants in Intentia will receive VPC-registered Lawson common stock in exchange.  The results of operations of Intentia are included in the statement of operations of the Company from the date of the acquisition.

The total purchase price was $458.6 million, which consisted of $443.9 million for the fair value of common stock issued in exchange for shares and warrants in Intentia, an estimated $4.9 million for the cash purchase of the remaining common stock of Intentia that was not tendered, and $9.9 million in cash for transaction costs.  In allocating the purchase price based on estimated fair values, the Company recorded approximately $397.9 million of goodwill, $128.5 million of identifiable intangible assets and $65.4 million of deferred revenue.  The preliminary allocation of the purchase price allocation that is not yet finalized relates to the valuation of deferred revenues, intangible assets, selected accruals, restructuring costs, certain legal matters, favorable or unfavorable operating lease arrangements and deferred taxes.  The Company anticipates that the purchase price will be final at the end of the third quarter of fiscal 2007.

Restructuring Activities.  In conjunction with the acquisition the Company has approved a plan designed to eliminate employee redundancies in both Intentia as well as legacy Lawson.  The plan for Intentia includes the reduction of approximately 125 employees in APAC and EMEA.  As of May 31, 2006, the Company had a reserve of $12.7 million of severance and related benefits recorded as a part of the purchase price.  For the three months ended August 31, 2006, $1.3 million of severance related to this reserve was paid and no adjustments were made to the reserve resulting in an ending balance at August 31, 2006, of $11.4 million.  The reduction includes employees who work in all functional areas of the Company.  The Company expects actions to take place through February 2007.  The plan also includes the reduction of space and termination of agreements for certain facilities.  The Company expects actions to take place through the end of fiscal 2007.  As of May 31, 2006, the Company had a reserve of $16.8 million relating to lease exit costs recorded as a part of the purchase price.  No amounts were paid against this reserve and no adjustments to this reserve were recorded as of the three months ended August 31, 2006.  The Company anticipates that there may be adjustments to the purchase price for modifications to amounts initially estimated in the restructuring plans. The plan will be final by the end of the third quarter of this fiscal year.

Pro forma Financial Information. The unaudited financial information in the table below summarizes the combined results of operations of Lawson and Intentia, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented.  Pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.  The pro forma financial information presented includes the business combination accounting effect on historical revenues, any U.S. GAAP adjustments, amortization of acquired intangible assets, adjustments to interest expense and related tax effects. The pro forma financial information does not reflect the impact of purchase accounting on revenue as it relates to the recognition of deferred license revenue. Deferred license fee revenues for Intentia were completely eliminated as part of purchase accounting.

The following table summarizes the pro forma financial information (in thousands, except per share data):

Three months ended
August 31, 2005
Total revenues	$205,778
Net income	$9,409
Net income per share - basic	$0.09
Net income per share - diluted	$0.09

Competency Assessment Solutions

On July 20, 2006, the Company acquired all of the outstanding equity of Competency Assessment Solutions (“CAS”) for $2.0 million in cash.  The acquisition was completed to augment the Company’s human capital management solutions.  The excess purchase price over the fair value of assets acquired was preliminarily allocated to amortizable intangible assets including acquired technology and client lists.  The Company anticipates that the purchase price allocation will be final in the second quarter of fiscal 2007.  A contingent payment of a maximum of $0.5 million may be owed based on the final determination of CAS’s net worth.  The financial results of CAS are included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition.  Pro forma information is not presented as it is not material to the Company’s Condensed Consolidated Statements of Operations for the three months ended August 31, 2006.

6.             TRADE ACCOUNTS RECEIVABLE

The components of trade accounts receivable at August 31, 2006 and May 31, 2006 were as follows (in thousands):

	As of	As of
	August 31,	May 31,
	2006	2006
Customer account receivables	$140,535	$146,891
Unbilled account receivables	32,466	32,990
Less: allowance for doubtful accounts	(21,175)	(19,948)
Net trade accounts receivable	$151,826	$159,933

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date.

7.             DEFERRED REVENUE

The components of deferred revenue at August 31, 2006 and May 31, 2006 were as follows (in thousands):

	As of	As of
	August 31,	May 31,
	2006	2006
License	$20,476	$11,095
Maintenance	132,114	138,144
Consulting	7,608	7,485
Client deposits	293	322
Total deferred revenue and client deposits	160,491	157,046
Less current portion	(152,242)	(146,206)
Long-term portion of deferred reveue	$8,249	$10,840

8.             COMPREHENSIVE (LOSS) INCOME

The following table summarizes the components of comprehensive (loss) income (in thousands):

	Three Months Ended
	August 31,
	2006	2005
Net (loss) income	$(15,792)	$4,177
Unrealized gain (loss) on available-for-sale investments, net of taxes of $20 and $(3) as of August 31, 2006 and 2005, respectively	30	(5)
Net foreign currency translation adjustment	(1,261)	70
Other comprehensive (loss) income	(1,231)	65
Comprehensive (loss) income	$(17,023)	$4,242

9.             RESTRUCTURING

			Fiscal	Fiscal
Severance and Related		Fiscal	2005	2005
Benefits (in thousands)	Total	2006	Phase I	Phase II
Balance, May 31, 2006	$1,291	$1,189	$27	$75
Provision for restructuring	3,408	3,408	—	—
Cash payments	(888)	(884)	(4)	—
Adjustments to provision	(16)	(16)	—	—
Balance, August 31, 2006	$3,795	$3,697	$23	$75

Fiscal 2006 Restructuring

On April 26, 2006, in conjunction with the acquisition of Intentia, the Company approved a plan designed to eliminate employee redundancies in both Intentia and legacy Lawson.  The plan for legacy Lawson includes the reduction of approximately 60 employees in the United States and United Kingdom.  As of May 31, 2006 the Company had a reserve of $1.2 million for severance and related benefits recorded.  For the three months ended August 31, 2006, $0.8 million of severance and related benefits related to this reserve was paid and $0.1 million of additions were made to the reserve resulting in an ending balance at August 31, 2006, of $0.5 million.  The reduction includes employees who work in operations, marketing, sales, research and development, maintenance and services.  The Company expects actions to take place through February 2007.  During the three months ended, August 31, 2006, the Company also recorded $3.3 million in costs to exit leases entered into by legacy Lawson. The Company exited these leases as a part of the restructuring plan and paid $0.1 million relating to this reserve resulting in an ending balance at August 31, 2006 of $3.2 million.  This plan includes the reduction of space and termination of agreements for certain facilities.  The Company expects the actions to take place through the end of fiscal 2007.  The plan for reduction of Intentia employees was included as part of the purchase price as of the acquisition date.  See Note 5 Business Combinations for further discussion of this reserve.

Fiscal 2005 Restructuring

On September 28, 2004, the Company approved a plan designed to enhance the Company’s operating effectiveness and profitability. Under the restructuring plan (Phase I), the Company streamlined structure, consolidated leadership and reduced long-term costs to realign projected expenses with anticipated revenue levels. The plan included the reduction of 107 employees in fiscal 2005 in the United States and the United Kingdom, which resulted in a charge for severance and related benefits of $2.9 million. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and services.  A cash payment of approximately four thousand dollars was made in the three months ended August 31, 2006.

On November 30, 2004, the Company also accrued for a restructuring plan (Phase II) that included initiatives to further reduce costs and realign projected expenses with anticipated revenue levels.  It included a reduction of 68 employees in the United States and the United Kingdom, and because the Company was able to determine probability at the end of the second quarter of fiscal 2005, the restructuring resulted in a charge of approximately $2.2 million, net of a reversal of $0.3 million subsequent to the initial charge for severance and related benefits.  The reduction included employees who worked in sales, research and development and services. All of the employee reductions and related cash payments were substantially completed as of February 28, 2005.  Cash payments during the quarter ended August 31, 2006 for the Phase II plan were not material.  The remaining cash payments are expected to be completed during the first half of fiscal 2007.

10.          GOODWILL AND INTANGIBLE ASSETS

The changes, in the carrying amount of goodwill for the three months ended August 31, 2006, are as follows (in thousands):

Balance, May 31, 2006	$454,550
Currency translation effect	(629)
Balance, August 31, 2006	$453,921

Acquired intangible assets subject to amortization were as follows (in thousands):

	August 31, 2006			May 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Estimated
	Amounts	Amortization	Net	Amounts	Amortization	Net	useful lives
Maintenance contracts	$22,940	$9,222	$13,718	$22,940	$8,266	$14,674	Term
Technology	87,518	14,075	73,443	85,348	11,452	73,896	3-10 years
Client lists	10,675	5,037	5,638	10,634	4,736	5,898	4-10 years
Customer relationships	47,403	1,487	45,916	47,393	372	47,021	12 years
Trademarks	5,055	722	4,333	5,063	181	4,882	2 years
Order backlog	5,607	1,869	3,738	5,627	469	5,158	1 year
Non-compete agreements	3,513	809	2,704	3,518	352	3,166	5 years
	$182,711	$33,221	$149,490	$180,523	$25,828	$154,695

The Company amortizes its intangible assets using accelerated and straight-line methods, which approximates the proportion of future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset.  For the three months ended August 31, 2006 and 2005, amortization expense for intangible assets was $7.4 million and $2.2 million, respectively.  Amortization expense is reported in cost of license fees, cost of services and amortization of acquired intangibles, in the accompanying Condensed Consolidated Statements of Operations.

The estimated future amortization expense for identified intangible assets is as follows (in thousands):

2007 (remaining 9 months)	$21,816
2008	26,856
2009	20,439
2010	17,290
2011	14,741
Thereafter	48,348
$149,490

11.          COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies have not changed significantly from the Company’s prior fiscal year end.

The Company is involved in various claims and legal actions in the normal course of business. Management is of the opinion that the outcome of such legal actions will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows. Notwithstanding management’s belief, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations and cash flows.

12.          SEGMENT AND GEOGRAPHIC AREAS

The Company views its operations and manages its business as one reportable segment, the development and marketing of computer software and related services including consulting and maintenance and customer support.  Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance.  In an effort to achieve greater operational scale and leverage costs with the acquisition of Intentia, the Company has and will continue to integrate the operations that support the Intentia M3 products and the legacy Lawson S3 products under one leadership structure for all verticals. As a result, the financial information utilized to evaluate the business operations combines M3 and S3 initiatives for all verticals for product sales, consulting services and maintenance and customer support.  The Company markets its products and services through the Company’s offices in the United States and its wholly-owned branches and subsidiaries operating in the Americas, EMEA and APAC.  The following tables present revenues and long-lived assets summarized by geographic region (in thousands):

Revenues

	Geographical Region
Three months ended August 31, 2006	Americas	APAC	EMEA	Total
License fees	$11,835	$235	$4,698	$16,768
Services:
Maintenance	48,992	1,578	19,014	69,584
Consulting	33,658	4,199	37,628	75,485
Total services	82,650	5,777	56,642	145,069
Total revenues	$94,485	$6,012	$61,340	$161,837

Revenues

	Geographical Region
Three months ended August 31, 2005	Americas	APAC	EMEA	Total
License fees	$18,528	$—	$76	$18,604
Services:
Maintenance	42,494	—	1,119	43,613
Consulting	25,047	—	650	25,697
Total services	67,541	—	1,769	69,310
Total revenues	$86,069	$—	$1,845	$87,914

Total revenues for the U.S. were $92.8 million and $84.6 million for the quarters ended August 31, 2006 and 2005, respectively, and Sweden had $17.7 million in revenues for the three months ended August 31, 2006.  Besides the U.S. and Sweden, no other countries reported revenues exceeding 10 percent of consolidated revenues.

	Geographical Region
Long-lived assets	Americas	APAC	EMEA	Total

As of August 31, 2006	$81,392	$77,730	$471,994	$631,116
As of May 31, 2006	$80,880	$77,087	$477,467	$635,434

Long-lived assets consist of property and equipment and goodwill and other intangible assets.

U.S. long-lived assets were $80.3 million and $71.1 million as of August 31, 2006 and May 31, 2006, respectively, and the Sweden long-lived assets were $211.6 million as of August 31, 2006.  Besides the U.S. and Sweden, no other countries reported long-lived assets exceeding 10 percent of consolidated long-lived assets.

13.          INCOME TAXES

The quarterly tax expense is calculated using an estimated annual tax rate for the period as adjusted based upon valuation allowance assessment requirements.  At August 31, 2006, the Company’s forecasted annual global effective tax rate was 51.2 percent.  This relatively high rate is due to the number of jurisdictions the Company projected a loss for the year for which no tax benefit is expected.  No tax benefit is expected due to the requirement to establish a valuation allowance against current year losses.  In deriving the tax rate to be applied to quarterly pre-tax book income, the Company has calculated a separate estimated tax rate of 41.2 percent.  This rate was computed by dividing the projected annual provision by the total consolidated pre-tax annual projected book income only for those jurisdictions for which a provision is expected.  This separate estimated annual tax rate was applied against the current period pre-tax book income for those same jurisdictions, to calculate the quarterly tax expense.

Income tax expense was $2.5 million for the three months ended August 31, 2006, as compared to income tax expense of $0.2 million for the three months ended August 31, 2005. For the three months ended August 31, 2006, the calculation of the effective tax rate is not meaningful due to the Company recording a tax expense on a quarterly net loss.

This tax expense is due to the relative mix of income and losses in jurisdictions where no benefit is expected to be realized and those for which the benefit of losses are expected to be realized as well as those jurisdictions for which there is income and related income tax expense.  The effective tax rate for the three months ended August 31, 2005 was 3.8 percent, which reflected the impact of the Company’s release of $1.6 million of tax reserves

The Company reviews its annual tax rate on a quarterly basis and makes any necessary changes. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from enacted tax law changes.

The Company identifies items which are unusual and non-recurring in nature, and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

14.          SUBSEQUENT EVENT

On October 5, 2006 Robert A. Schriesheim joined the Company as Executive Vice President and will assume the role of Chief Financial Officer and Principal Financial Officer on October 11, 2006.  Mr. Schriesheim, who is currently a director of the Company, will remain on the Board of Directors, but has resigned from the Audit Committee effective October 3, 2006.  The Company has granted Mr. Schriesheim a non-qualified option to purchase 1.0 million shares of common stock at an exercise price of $7.53 per share, which was the closing price on October 4, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements.  These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions and the expected impact of recently issued accounting pronouncements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2006.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review the risk factors described in this report on Form 10-Q and in other documents the Company files from time to time with the Securities and Exchange Commission.

Business Overview

Lawson Software, Inc. (the “Company”) provides business application software, services and maintenance to customers primarily in the services sector, trade industries and manufacturing/distribution sectors.  We operate as one business segment focused on broad sectors.  We specialize in specific markets including healthcare, public services, retail, financial services, food and beverage, manufacturing and wholesale distribution.  In the manufacturing sector we serve both process manufacturing and discrete manufacturing.  In the service sector we serve both asset-intensive and labor-intensive services.  Our software includes enterprise financial management, human capital management, business intelligence, asset management, enterprise performance management, supply chain management, service management, manufacturing operations, business project management and industry-tailored applications.  Our applications help automate and integrate critical business processes, which enables our clients to collaborate with their partners, suppliers and employees.  Our consulting services primarily help our clients implement their Lawson applications.  Our support services provide ongoing maintenance and assistance to our clients.

We sell two lines of enterprise software solutions referred to as S3 and M3 consisting of licenses sold for our software products as well as maintenances and consulting services associated with those products. S3 solutions consist of applications of legacy Lawson specifically designed for services industries.  M3 solutions consist of applications of Intentia geared for manufacturing, distribution and trade businesses who face resource constraints and whose processes are often complex and industry-specific.

Acquisition of Intentia International AB

On April 25, 2006, we completed the acquisition of Intentia International AB (“Intentia”).  We believe that the combination provides opportunities to leverage sales channels and cross sell expanded product lines across the combined business’s entire customer base.  Holders of shares and warrants in Intentia, representing 5,119,604 shares of series A, 160,593,504 shares of series B, and 23,000,000 warrants, corresponding to approximately 99.0 percent of the shares and approximately 99.2 percent of the votes in Intentia on a fully diluted basis accepted Lawson’s offer to exchange their shares and warrants for newly issued shares of Lawson common stock (the “Exchange Offer”).  We also completed a reorganization merger in connection with the combination.  See Note 5 Business Combination of the Notes to the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our audited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and related disclosures of contingent assets and liabilities. The most significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2006.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to bad debt, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Our judgments, assumptions, and estimates relative to the provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Although we believe that our estimates are reasonable, the final tax outcome of matters could be different from that which is reflected in our historical income tax provision and accruals. Such differences could have a material effect on the amounts provided in our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

In conjunction with preparing the global tax provision, we must assess temporary differences resulting from the different treatment of specific items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our Condensed Consolidated Balance Sheets. As part of this process, we must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment establish a valuation allowance, if required. Our determination of our valuation allowance is based upon a number of assumptions, judgments, and estimates, including historical operating results, forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, except as discussed below for pre-acquisition deferred tax assets that had a pre-acquisition valuation allowance, we reflect the change with a corresponding increase or decrease to our tax provision in our Condensed Consolidated Statements of Operations.

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

Equity-Based Compensation.   Effective June 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) which replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25).  Under SFAS No. 123(R), stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after June 1, 2006 and unvested awards outstanding at June 1, 2006.  Compensation costs for unvested stock options and awards that are outstanding at June 1, 2006, will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under SFAS No. 123, using a straight-line method.  The Company elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively restated.  Stock-based compensation expense for non-vested awards granted prior to the effective date is being recognized over the remaining service period using the fair-value based compensation cost estimated for SFAS No. 123 pro forma disclosures.

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model.  The Company uses the Black-Scholes option-pricing model which requires the input of significant assumptions including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, the number of options that will ultimately be forfeited before completing vesting requirements and the risk-free interest rate.  Changes in the assumptions can materially affect the estimate of fair value of equity-based compensation and, consequently, the related expense recognized.  The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management judgment.  As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future.  See Note 2 to the Condensed Consolidated Financial Statements for a further discussion of stock-based compensation.

Results of Operations

The following table sets forth certain line items in our Condensed Consolidated Statements of Operations as a percentage of total revenues and the period over period growth for the periods indicated:

	Percent of Total Revenue		Percent of
	Three Months Ended		Dollar Change
	August 31,		Quarter over
	2006	2005	Quarter

Revenues:
License fees	10.4%	21.2%	(9.9)%
Maintenance	43.0	49.6	59.5
Consulting	46.6	29.2	193.8
Total revenues	100.0	100.0	84.1

Cost of revenues:
Cost of license fees	3.1	2.8	108.3
Cost of maintenance	9.1	8.3	99.9
Cost of consulting	43.1	28.9	174.8
Total cost of revenues	55.3	40.0	154.6

Gross margin	44.7	60.0	37.1

Operating expenses:
Research and development	12.5	16.5	40.2
Sales and marketing	22.8	21.6	94.5
General and administrative	16.1	19.2	54.0
Restructuring	2.1	0.0	*NM
Amortization of acquired intangibles	1.5	0.4	*NM
Total operating expenses	55.0	57.7	75.4

Operating (loss) income	(10.3)	2.3	*NM

Other income	2.1	2.6	46.4
(Loss) income before income taxes	(8.2)	4.9	*NM
Provision for income taxes	1.6	0.1	*NM
Net (loss) income	(9.8)%	4.8%	*NM

*Not Meaningful

Overview

We are in the early stages of our business integration following the April 2006 acquisition of Intentia, and as a result, we have not yet begun to see the full impact of the anticipated results and benefits of the acquisition.  Total revenue for the first quarter of fiscal 2007 was $161.8 million, an increase of $73.9 million or 84.1 percent from the first quarter of fiscal 2006.  The increase primarily resulted from the sales and consulting activities associated with our M3 solutions contributed by the newly acquired Intentia.  Our revenue for S3 solutions from legacy Lawson increased $4.4 million or 5.0 percent from the prior year, driven by increased maintenance and consulting revenue that was offset by a decline in license fee revenue.  Maintenance and consulting revenues for Intentia continued to be adversely impacted by the fair value purchase accounting adjustment as a result of the acquisition which reduced the deferred revenue balances acquired in the fourth quarter of fiscal 2006.  As a result, $4.6 million in maintenance and service revenue was not recognized in the first quarter of fiscal 2007.  Deferred license fee revenue for Intentia were completely eliminated as part of purchase accounting.

Although there has been some activity of cross-selling of S3 and M3 solutions with existing as well as new customers in each market, we have not begun to see the impact of the cross-selling that is an anticipated benefit of the acquisition.  Thus, our first quarter fiscal 2007 S3 revenue continued to represent activity of legacy Lawson while our M3 revenue represents activity of Intentia.  Sales of our M3 solutions represent approximately 43 percent of total revenues for the first quarter of fiscal 2007. We have focused on strengthening our sales forces as a part of the integration of the two companies to positively impact future revenue.   We anticipate the impact of the acquisition and cross-selling of products to create a broader product portfolio and expanded customer base across geographical regions in future periods.

Net (Loss) Income  We reported a net loss of $15.8 million for the first quarter of fiscal 2007 compared with net income of $4.2 million for the first quarter of fiscal 2006.  The net loss was primarily attributable to the addition of the results of Intentia for the quarter.  Lower license revenue caused by lower contracting activity and an increase in revenue deferrals for legacy Lawson also contributed to the loss.

In our discussion of changes in results of operations from the first quarter of fiscal 2007 compared to fiscal 2006, we provide information regarding the results of Intentia as a component of the consolidated results and also discuss results of legacy Lawson separately where applicable.  Although we operate as one business segment we believe this is meaningful information at this time because the acquisition is recent and we are in the early stage of integration.  As integration progresses we will not be able to easily identify the results from each historical company separately.

Three Months Ended August 31, 2006 Compared To Three Months Ended August 31, 2005

	Three Months Ended		Fiscal year change
	August 31,		2007 vs. 2006
(in thousands)	2006	2005	Dollars	Percent

Revenues:
License fees	$16,768	$18,604	$(1,836)	(9.9)%
Maintenance	69,584	43,613	25,971	59.5%
Consulting	75,485	25,697	49,788	193.8%
Total revenues	$161,837	$87,914	$73,923	84.1%

Total Revenues.   We generate revenues from licensing software, providing maintenance for previously licensed products and providing consulting services. We generally utilize written contracts as the means to establish the terms and conditions by which our products, maintenance and consulting services are sold to our customers. Because our maintenance and consulting services are primarily attributable to our licensed products, growth in our maintenance and consulting services is directly tied to the success of our license contracting activity.

Total revenues for the first quarter of fiscal 2007 increased 84.1 percent from the first quarter of the prior year of which 79.0 percent was attributable to the addition of $69.4 million of revenue of M3 solutions from the newly acquired Intentia.  Also contributing was a 5.0 percent increase from the prior year in revenue from our S3 solutions.  This increase resulted from increased maintenance and service revenue offset by a decline in license fee revenue.

License Fees.   Our license fees primarily consist of fees resulting from products licensed to customers on a perpetual basis.  Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s purchase of additional users for previously licensed products.

License fee revenues decreased 9.9 percent for the first quarter of fiscal 2007 from the first quarter of fiscal 2006.  Revenues from our S3 product line declined $7.0 million, but were partially offset by an increase of $5.2 million from the addition of the M3 product line.  The decrease in S3 license fee revenue reflects a decline in license contracting of $3.4 million and an increase in revenue deferrals of approximately $3.4 million from the prior year. The decline in S3 license fee contracting activity was driven primarily by lengthening sales cycles. Total deferred license revenue increased by $9.4 million from the prior year with the addition of Intentia and due to lower conversion rates for S3. The average deal size in the first quarter of fiscal 2007 was approximately 30 percent less than the average deal size for first quarter of the prior year although we had four deals greater than $1 million including one from our M3 product line compared to three deals greater than $1 million in the first quarter of fiscal 2006.  We had 34 new deals in the first quarter of fiscal 2007 compared to 19 in the first quarter of fiscal 2006 of which 17 new deals were driven primarily by our M3 product line.  License fee revenues as a percentage of total revenues for first quarter of fiscal 2007 and 2006 were 10.4 percent and 21.2 percent, respectively.

The following table shows revenue for the S3 and M3 products by geographic region for the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 which included legacy Lawson only (in thousands).

License fee revenue

	Geographical Region
	Americas	APAC	EMEA	Total
Three months ended August 31, 2006
S3 Revenue	$11,336	$—	$243	$11,579
M3 Revenue	499	235	4,455	5,189
Total revenues	$11,835	$235	$4,698	$16,768

Three months ended August 31, 2005
S3 Revenue	$18,528	$—	$76	$18,604
M3 Revenue	—	—	—	—
Total revenues	$18,528	$—	$76	$18,604

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

Maintenance revenue for the first quarter of fiscal 2007 increased 59.5 percent from the first quarter of the prior year of which 45.9 percent was attributable to M3 revenues resulting from the acquisition of Intentia.  Excluding M3 maintenance revenues, maintenance revenue from S3 increased 13.6 percent from the prior year primarily resulting from annual price increases on maintenance renewals along with the addition of new customers totaling approximately $6.0 million.  Maintenance revenues for the M3 product line continued to be adversely impacted by the fair value purchase accounting adjustments as a result of the acquisition which reduced the deferred revenue balances acquired in the fourth quarter of fiscal 2006. This fair value purchase accounting adjustment had the effect of lowering the expected maintenance revenue from M3 maintenance services, by $3.0 million in the first quarter of fiscal 2007.  Maintenance revenue as a percentage of total revenues for the first quarter of fiscal 2007 and 2006 was 43.0 percent and 49.6 percent, respectively.

Consulting.   Our consulting revenues consist of services related to software installations, software implementations, customized development, and training services to customers who have licensed our products.

Consulting revenue for the first quarter of fiscal 2007 increased almost threefold by $49.8 million from the first quarter of the prior year of which $44.3 million related to the addition of consulting revenue from the addition of Intentia.  Intentia has historically experienced higher consulting revenues when compared to Lawson’s traditional consulting revenues. In the first quarter of fiscal 2007, the consulting revenue derived from Intentia’s consultants was approximately 59 percent of total consulting revenues. Consulting revenue for Intentia for the first quarter of fiscal 2007 was lower than most typical quarters due to vacation periods mainly in the Europe region. Additionally, consulting revenue for Intentia continued to be adversely affected by the fair value purchase accounting adjustments as a result of the acquisition which reduced the deferred revenue balances acquired in the fourth quarter of fiscal 2006. This fair value purchase accounting adjustment had the effect of lowering the expected consulting revenue by $1.5 million in the first quarter of fiscal 2007. Excluding Intentia, consulting revenue from legacy Lawson increased 21.5 percent from the prior year primarily resulting from increases in rates and volume totaling approximately $3.1 million and an increase in revenue provided by third-parties of approximately $1.1 million.  Additionally, client billed travel increased $0.9 million due to higher productivity and an increase in third-party billed travel.  Consulting revenue as a percentage of total revenues for the first quarter of fiscal 2007 and 2006 were 46.6 percent and 29.2 percent, respectively.

Cost of Revenues

	Three Months Ended		Fiscal year change
	August 31,		2007 vs. 2006
(in thousands)	2006	2005	Dollars	Percent
Cost of revenues:
Cost of license fees	$5,042	$2,421	$2,621	108.3%
Cost of maintenance	14,688	7,348	7,340	99.9%
Cost of consulting	69,734	25,372	44,362	174.8%
Total cost of revenues	$89,464	$35,141	$54,323	154.6%

Gross Profit:
License fees	$11,726	$16,183	$(4,457)	(27.5)%
Maintenance	54,896	36,265	18,631	51.4%
Consulting	5,751	325	5,426	*NM
Total	$72,373	$52,773	$19,600	37.1%

Gross Margin:
License fees	69.9%	87.0%
Maintenance	78.9%	83.2%
Consulting	7.6%	1.3%
Total	44.7%	60.0%

*  Not Meaningful

Cost of License Fees.   Cost of license fees includes royalties to third parties, amortization of acquired software and software delivery expenses. Our software solutions may include embedded components of third-party vendors, for which a fee is paid to the vendor upon the sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions, which also results in a fee. The cost of license fees is higher when we resell products of third-party vendors. As a result, gross margins will vary depending on the proportion of third-party product sales in our revenue mix.

The increase in cost of license fees for the first quarter of fiscal 2007 from the first quarter of fiscal 2006 resulted primarily from the addition of $2.0 million in amortization of technology resulting from the Intentia acquisition.  Excluding the technology amortization, cost of license fees increased $0.6 million from the first quarter of the prior year.  The cost of license fees as a percentage of license fees increased from 13.0 percent in the first quarter of fiscal 2006 to 30.1 percent, in the first quarter of fiscal 2007.  The decrease in license fee margins for the first quarter of fiscal 2007 from the first quarter of fiscal 2006 was due to a lower conversion rate of license contracting to license fee revenue as well as an increase in third party costs for embedded products as we ship IBM and other third party products.  Cost of license fees as a percentage of total revenues for the first quarter of fiscal 2007 and 2006 was 3.1 percent and 2.8 percent, respectively.

Cost of Maintenance.   Cost of maintenance includes salaries, employee benefits and related travel and overhead costs for providing support services to clients, as well as intangible asset amortization on support contracts purchased in April 2004. Cost of maintenance does not include costs categorized as research and development, consistent with industry practice.

The increase in cost of maintenance for the first quarter of fiscal 2007 from the first quarter of fiscal 2006 primarily resulted from the addition of $7.1 million of cost of maintenance from Intentia.  Maintenance margin decreased from the prior year which is reflective of the addition of Intentia.  Excluding Intentia, cost of maintenance increased slightly by 2.6 percent or $0.2 million from the first quarter of the prior year.  Cost of maintenance as a percentage of total revenues for the first quarter of fiscal 2007 and 2006 was 9.1 percent and 8.4 percent, respectively.

Cost of Consulting.   Cost of consulting includes salaries, employee benefits, third-party consulting costs and related travel and overhead costs for providing implementation, installation, training and education services to clients.

The increase in cost of consulting for the first quarter of fiscal 2007 from the first quarter of fiscal 2006 resulted from the addition of $41.6 million of cost of consulting from Intentia, which included $1.4 million of amortization of intangible assets acquired in the acquisition.  Excluding Intentia, cost of consulting increased 11.0 percent or $2.8 million.  This increase was due primarily to increased employee costs of $1.8 million from higher headcount as well as increased non-billable travel costs of $0.8 million.  Cost of consulting as a percentage of total revenues for the first quarter of fiscal 2007 and 2006 was 43.1 percent and 28.9 percent, respectively.  Consulting margins are higher with the addition of Intentia as they were higher than those generated by legacy Lawson in the prior year.  Additionally, consulting margins have improved more in line with management’s expectations for legacy Lawson in the first quarter of fiscal 2007.  Utilization rates for services professionals during these periods have improved thus increasing margins.

Operating Expenses

	Three Months Ended		Fiscal year change
	August 31,		2007 vs. 2006
(in thousands)	2006	2005	Dollars	Percent
Operating expenses:
Research and development	$20,325	$14,500	$5,825	40.2%
Sales and marketing	36,892	18,972	17,920	94.5%
General and administrative	25,990	16,872	9,118	54.0%
Restructuring	3,392	10	3,382	*NM
Amortization of acquired intangibles	2,389	374	2,015	*NM
Total operating expenses	$88,988	$50,728	$38,260	75.4%

* Not meaningful

Total Operating Expenses.  Total operating expenses as a percent of revenue for the first quarter of fiscal 2006 were 55.0 percent, down from 57.7 percent for the first quarter of fiscal 2007.  We do anticipate a slight increase in operating expenses for the second quarter of fiscal 2007 as the impact of lower costs due to the vacation season will not re-occur.  We plan to continue managing operating expenses aggressively throughout the year.

Research and Development.   Research and development expenses consist primarily of salaries, employee benefits, related overhead costs, and consulting fees associated with product development, enhancements and upgrades provided to existing customers under maintenance plans and to new customers, testing, quality assurance and documentation.

Research and development expenses for the first quarter of fiscal 2007 increased 40.2 percent from the first quarter of fiscal 2006 due to the addition of research and development costs associated with the M3 solutions.  Excluding the addition of $7.5 million from the acquisition of Intentia, research and development decreased $1.7 million, primarily due to lower resource costs related to salaries and incentives and contractor expenses.  Research and development costs recorded for Intentia for the first quarter of fiscal 2007 are lower during the summer months due to vacations impacting personnel costs.  Research and development expenses as a percentage of total revenues for the first quarter of fiscal 2007 and 2006 were 12.5 percent and 16.5 percent, respectively.

Sales and Marketing.   Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel and overhead costs related to our sales and marketing personnel, as well as trade show activities, advertising costs and other costs associated with marketing our company.

Sales and marketing expenses for the first quarter of fiscal 2007 increased 94.5 percent from the first quarter of fiscal 2006 of which 87.0 percent was attributable to the addition of Intentia.  Excluding the addition of $16.5 million of sales and marketing expenses from Intentia, sales and marketing expenses increased $1.4 million due to increases in employee expenses related to increased salaries and higher headcount. Sales and marketing expenses for Intentia for the first quarter of fiscal 2007 are lower during the summer months due to vacations impacting personnel costs.  Sales and marketing expenses as a percentage of total revenues for the first quarter of fiscal 2007 and 2006 were 22.8 percent and 21.6 percent, respectively.

General and Administrative.   General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees and bad debt expense.

General and administrative expenses for the first quarter of fiscal 2007 increased 54.0 percent from the first quarter of fiscal 2006.  Excluding the addition of $11.6 million from the acquisition of Intentia, general and administrative expenses decreased $2.5 million due to a decrease of costs associated with the departure of the former president and CEO of $7.3 million over the prior year.  This decrease was offset by increased bad debt expense of $1.3 million.  General and administrative costs for Intentia for the first quarter of fiscal 2007 were higher than the normal trend due to one-time acquisition costs and higher contractor costs due to integration.

General and administrative expenses as a percentage of total revenues for the first quarter of fiscal 2007 and 2006 were 16.1 percent and 19.2 percent, respectively.

Restructuring.   During the first quarter of fiscal 2007, we recorded $3.4 million in restructuring charges compared with a restructuring charge of $0.01 million during the first quarter of fiscal 2006.

On April 26, 2006, in conjunction with the acquisition we approved a plan designed to eliminate employee redundancies and restructure certain lease obligations in both Intentia as well as legacy Lawson.

The plan for legacy Lawson includes the reduction of approximately 60 employees in the United States and United Kingdom.  As of May 31, 2006, we had a reserve of $1.2 million for severance and related benefits recorded.  For the three months ended August 31, 2006, $0.8 million of severance and related benefits related to this reserve was paid and $0.1 million of additions were made to the reserve resulting in an ending balance at August 31, 2006, of $0.5 million.  The reduction includes employees who work in all operations, marketing, sales, research and development, maintenance and services.  We expect actions to take place through February 2007.  During the three months ended, August 31, 2006 we also recorded $3.3 million in costs to exit leases entered into by legacy Lawson as a part of the restructuring plan and paid $0.1 million relating to this reserve resulting in an ending balance at August 31, 2006, of $3.2 million.  This plan includes the reduction of space and termination of agreements for certain facilities we expect actions to take place through the end of fiscal 2007.

The plan for Intentia includes the reduction of approximately 125 employees in Asia-Pacific (APAC) and Europe, Middle East and Africa (EMEA).  As of May 31, 2006 we had a reserve of $12.7 million of severance and related benefits recorded as a part of the purchase price.  For the three months ended August 31, 2006, $1.3 million of severance related to this reserve was paid and no adjustments were made to the reserve resulting in an ending balance at August 31, 2006, of $11.4 million.  The reduction includes employees who work in all functional areas. We expect actions to take place through February 2007.  The plan also includes the reduction of space and termination of agreements for certain facilities.  We expect actions to take place through the end of fiscal 2007.  As of May 31, 2006, we had a reserve of $16.8 million relating to lease exit costs recorded as a part of the purchase price.  No amounts were paid against this reserve and no adjustments to this reserve were recorded as of the three months ended August 31, 2006.  We anticipate that there could be adjustments to the reserves for Intentia recorded to the purchase price for modifications in the restructuring plans and adjustments in amounts estimated and that the plan will be final by the end of the third quarter of this fiscal year.

We expect to see cost savings as a result of the restructuring plans with a reduction in cost of revenue and operating expenses in future periods resulting from lower facility lease expense and reduced headcount.  We expect to begin to see the effects of these cost savings by the end of fiscal 2007 and into fiscal 2008.

Amortization of Acquired Intangibles.   Amortization of acquired intangibles for the first quarter of fiscal 2007 was $2.4 million compared with the $0.4 million for the first quarter of fiscal 2006. The increase over fiscal 2006 primarily results from the amortization of intangibles acquired in the Intentia acquisition.

Stock-Based Compensation

On June 1, 2006, we adopted the provisions of SFAS No. 123(R). Under SFAS No. 123(R), stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after June 1, 2006 and unvested awards outstanding at June 1, 2006.  Compensation costs for unvested stock options and awards that are outstanding at June 1, 2006, will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under SFAS No. 123(R), using a straight-line method.  We elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively restated.  Stock-based compensation expense for non-vested awards granted prior to the effective date is being recognized over the remaining service period using the fair-value based compensation cost estimated for SFAS No. 123 pro forma disclosures.  Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations for the three months ended August 31, 2006, was $2.1 million, or $1.4 million net of tax.  This had an impact of $.01 on our earnings per share for the three months ended August 31, 2006.  During the three months ended August 31, 2005, we recognized stock-based employee compensation expense of $6.5 million, or $4.0 million net of tax.  This included a $6.3 million, or $3.8 million net of tax, non-cash after tax charge resulting from the modification of options as part of a negotiated separation with the former president and chief executive officer.  Other amendments to stock option agreements as of August 31, 2005 did not have a material impact to the results of operations as of the three months ended August 31, 2005.  See Note 2 for further discussion of these amendments.

For purposes of calculating the fair value of options under SFAS No. 123(R), the weighted average fair value of options granted during the three months ended August 31, 2006 was $3.90.  For purposes of calculating the fair value of options under SFAS No. 123, the weighted average fair value of options granted during the three months ended August 31, 2005 was $3.06.  The weighted average fair values were based on the fair values on the dates of grant.  The fair values for the options were calculated using the Black-Scholes option-pricing model utilizing the following assumptions:

	Three Months Ended
	August 31,
	2006	2005
Weighted average per option fair value	$3.90	$3.06
Assumptions used for option grants:
Expected life (years)	4.25	5.00
Risk-free interest rate	4.9%	3.5%
Volatility	51.0%	56.0%
Dividend yield	0.0%	0.0%
Forfeiture rate	6.1%	—

In June 2005 the expected life was based on the historical expected life that was established from historical observations.  In June 2006, we calculated expected life based on historical observations and expected time to post-vesting forfeiture and exercise.  The change in expected life is the result of a change in the contractual life of new options granted during the first quarter of fiscal 2007.  The risk free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity that correlates to the expected life of the options.  We are using a combination of historical and implied volatility (blended method) to calculate the volatility.  Currently our historical volatility calculation is based on a four-year look back period (to the period up to and including our IPO).  We will continue to increase the look back to a six-year period, which coincides with the expected life of our grants.  The pre-vesting forfeiture rate is calculated by looking at historical actual forfeitures of options compared to grants.  Before implementing SFAS No. 123(R), forfeitures were accounted for as they occurred.

Unrecognized compensation expense related to outstanding stock options as of August 31, 2006, was $13.7 million and is expected to be recognized over a weighted average period of 3.24 years and will be adjusted for any future changes in estimated forfeitures.

Other (Expense) Income, Net

Other (expense) income net, which is primarily composed of interest income earned from cash and marketable securities, increased to $3.4 million for the first quarter of fiscal 2007 from $2.3 million for the same quarter in fiscal 2006.  The $1.1 million increase in other income, net was due primarily to an increase in interest income reflecting a $12.0 million increase in average invested balances and an increase in average yields, which were 5.4 percent and 3.2 percent for the first quarters of fiscal 2007 and 2006, respectively.

Provision for Income Taxes

Income tax expense was $2.5 million for the three months ended August 31, 2006, as compared to income tax expense of $0.2 million for the three months ended August 31, 2005. For the three months ended August 31, 2006, the calculation of the effective tax rate is not meaningful due to recording a tax expense on a quarterly net loss.  This tax expense is due to the relative mix of income and losses in jurisdictions where no benefit is expected to be realized and those for which the benefit of losses are expected to be realized.  The effective tax rate for the three months ended

August 31, 2005 was 3.8 percent, which reflected the impact of releasing of $1.6 million of tax reserves.  We review our reported effective tax rate on a quarterly basis and make any necessary changes.

Liquidity and Capital Resources

	Three Months Ended
	August 31,	August 31,
	2006	2005	Change
	(in thousands, except %)
Cash Flow
Net cash (used in) provided by operating activities	$(17,012)	$16,053	(206.0)%
Net cash provided by investing activities	$14,792	$8,447	75.1%
Net cash provided by financing activities	$4,019	$2,549	57.7%

	As of August 31,	As of May 31,
	2006	2006	Change
Capital Resources
Working capital	$161,741	$168,201	(3.8)%
Cash and cash equivalents and marketable securities	$289,000	$306,581	(5.7)%

As of August 31, 2006, we had $289.0 million in cash, cash equivalents and marketable securities and $161.7 million in working capital. Our most significant source of operating cash flows is derived from license fees, maintenance fees and consulting services to our customers. Days sales outstanding, which is calculated on net receivables at period end divided by revenue for the quarter times 90 days in the quarter, was 84 and 50 as of August 31, 2006 and May 31, 2006, respectively.  The increase is reflective of the impact of the addition of receivables acquired from the acquisition of Intentia for which there is no associated revenue in the current period.  Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services, and facilities.

We believe that cash flows from operations, together with our cash, cash equivalents and marketable securities, will be sufficient to meet our cash requirements for working capital, capital expenditures and investments for the foreseeable future. As part of our business strategy, we may acquire companies or products from time to time to enhance our product lines.

During the quarter ended February 28, 2006, we began a program to invoice annual support renewals in the Americas so that most customers will have a June 1 renewal date each year for software support.  In the past, annual support renewal dates with customers were spread throughout the year, based on either the beginning of a quarter or the anniversary date of the initial license agreement with a customer.  Under this new program, we will invoice customers for annual support during the 90-day period before each June 1, and expect payments around June 1.  As a result, beginning in the first quarter of fiscal 2008, we anticipate our cash balance from annual support payments will increase when these invoices are paid, and then will decrease after each June 1 over the remainder of the year as we apply that cash towards the fulfillment of our support obligations.  Revenue is not affected by this new program as revenue is recognized as the services are provided.  Intentia’s invoicing cycle has historically been throughout the year and the Company will be implementing a similar program to establish common renewal dates for support renewals.  This is expected to begin during the third quarter of fiscal 2007 and will likely have January 1 renewal dates.

Cash flows from operating activities:

Net cash used in operating activities was $17.0 million for the three months ended August 31, 2006, compared with $16.1 million of net cash provided by operating activities for the three months ended August 31, 2005. Our net loss of $15.8 million was offset in part by non-cash charges resulting in a $2.5 million cash use of operations before working capital changes.  Thus, working capital changes drove the overall reduction in cash from operations as described below.  The reduction in cash from operations before working capital from $13.9 million in 2006 to a use of $2.5 million in 2007 was driven by operating results and increases in depreciation and amortization partially offset by lower stock-based compensation expense.  Non-cash charges for the three months ended August 31, 2006 primarily include charges of $9.7 million of depreciation and amortization, a $2.0 million increase in the provision for doubtful accounts, and $2.1 million of stock-based compensation expense.  The net working capital changes of $14.5 million increased the overall cash used to $17.0 million.

The significant activity in cash flows from working capital changes for the three months ended August 31, 2006 are primarily related to a decrease of $13.9 million in accrued and other liabilities and $9.0 million in accounts payable and an increase of $2.8 million in prepaid expenses and other assets.  These were offset by a decrease of $6.0 million in trade accounts receivable, an increase of $4.3 million in deferred revenue and customer deposits and $0.9 million in income taxes.

The increase in deferred revenue and customer deposits is primarily due to the switch to a June 1st common renewal date for maintenance.  The decrease in accrued and other liabilities resulted from the pay down of certain accrued liabilities including variable compensation which existed at the date of acquisition and payment of integration related reserves as well as pay down of accounts payable.

In the three months ended August 31, 2005, cash provided by operating activities was $16.1 million.  Net income of $4.2 million was increased by non-cash adjustments resulting in $13.9 million of cash provided by operating activities before working capital charges.  Non-cash adjustments primarily included a $6.5 million stock compensation charge related to a negotiated separation agreement with the former president and chief executive officer and depreciation and amortization charges of $3.7 million.  The net working capital adjustments of $2.1 million increased the overall cash provided of $16.1 million.

The significant activity in cash flows from working capital adjustments for the three months ended August 31, 2005 included a decrease of $8.4 million in prepaid expenses and other assets and a $0.9 million decrease in cash from trade accounts receivable, which was partially offset by a $4.5 million net decrease in accounts payable, accrued expenses and other liabilities, and a $1.0 million decrease in deferred revenue and customer deposits.  The $8.4 million decrease in prepaid expenses and other assets was primarily due to the receipt of $8.8 million in a federal tax refund including interest.  The $0.9 million increase in trade accounts receivable was primarily due to higher levels of services that were performed but not yet collectible under terms of the agreement.

Cash flows from investing activities:

Net cash provided by investing activities was $14.8 million for the three months ended August 31, 2006, compared with $8.4 million in cash provided by investing activities for the three months ended August 31, 2005.  The increase in cash from investing activities for the three months ended August 31, 2006, primarily related to $19.4 million of cash received from net maturities of marketable securities partially offset by purchase of property and equipment of $2.6 million and payment of $2.0 million for an acquisition.

Cash flows from financing activities:

Net cash provided from financing activities was $4.0 million for the three months ended August 31, 2006, compared with $2.5 million in cash provided by financing activities for the three months ended August 31, 2005.  The financing activities for the three months ended August 31, 2006, primarily related to $2.5 million in cash received from the exercise of stock options and $0.7 million in cash received from the issuance of treasury share for the employee stock purchase plan.

Derivatives

We account for derivative instruments, consisting of foreign currency forward contracts, pursuant to Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 requires that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. We employ derivative financial instruments to offset recognized non-functional currency transaction exposures. Gains and losses resulting from changes in the fair value of our derivative portfolio are recorded in each accounting period. These gains and losses largely offset gains and losses from non-functional currency balance sheet exposures previously recognized. We do not use derivative instruments for trading purposes and do not employ hedge accounting.  All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in the Condensed Consolidated Statements of Operations.  As of August 31, 2006, the net fair value of our derivatives was $0.8 million, $1.0 million is included in prepaid expenses and other assets and $0.2 million is included in other accrued liabilities.

Credit Facilities

We have a short-term credit facility that was entered into by our newly acquired company (Intentia) on November 1, 2004.  The credit facility consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $5.5 million (Swedish Kroner (SEK) 40 million).  The credit facilities are secured by a pledge of shares of the subsidiaries of Lawson Software International AB and a floating charge on the assets of Intentia Consulting Sweden AB.  As of August 31, 2006, $0.5 million was outstanding under the guarantee line and $5.0 million was available for use.  Additionally, we have a bank overdraft line of $0.7 million.  As of August 31, 2006, there was no overdraft balance.  We also have various other outstanding guarantees totaling $0.3 million with various financial institutions.

Disclosures about Contractual Obligations and Commercial Commitments

There have been no material changes to the Company’s contractual obligations and commercial commitments as disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2006.

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities, related parties or other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of August 31, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of August 31, 2006, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2006 and 2017. Rent expense under operating leases for the three months ended August 31, 2006 and 2005 was $9.4 million and $3.6 million, respectively.  The increase is primarily due to the acquisition of Intentia on April 25, 2006. There have been no material changes in contractual obligations from the amounts reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

Foreign Currency

The Company’s market risk includes the potential loss arising from adverse changes in foreign currency exchange rates.  As of the quarter ended August 31, 2006, approximately 43 percent of our revenue was denominated in a foreign currency which is an increase from the prior year.  This increase is primarily due to the acquisition of Intentia on April 25, 2006.  Since Intentia’s revenues are predominately denominated in foreign currencies, there is potential for a more significant market risk due to foreign currencies in future periods.

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No, 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material.  SAB 108 is effective for fiscal years ending on or after November 15, 2006, our fiscal year ending May 31, 2007 with early application encouraged.  We do not believe that SAB 108 will have a material impact on our Consolidated Financial Statements.

On July 13, 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement 109, Accounting for Income Taxes.  This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement and disclosure of tax positions that a company has taken or expects to be taken on a tax return.  Additionally, FIN48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and transition.  Interpretation 48 is effective for fiscal years beginning after December 15, 2006, our fiscal year beginning June 1, 2007 with early adoption permitted.  We are currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated results of operations and financial condition.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the Company in the period covered by this report. See the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006, for a discussion of market risk for the Company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Rules adopted by the SEC to implement the provisions of Section 302 of the Sarbanes-Oxley Act of 2002 require the Chief Executive Officer and the Chief Financial Officer of the Company, in connection with the Company’s periodic reports filed with the SEC, to evaluate the Company’s disclosure controls and procedures and to disclose their conclusions based on this evaluation.

Disclosure controls and procedures refer to the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President, Global Controller (our interim acting Chief Financial Officer), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on that evaluation, the Chief Executive Officer and the interim acting Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2006 because we identified a material weakness in our internal control over financial reporting relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with generally accepted accounting principles of the United States of America (U.S. GAAP).  See further discussion of this material weakness identified as of August 31, 2006 within Changes in Internal Control Over Financial Reporting below.

Changes in Internal Control Over Financial Reporting

Management determined that a material weakness in our internal control over financial reporting  exists as of August 31, 2006 relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with U.S. GAAP.  In order to compensate for a lack of adequate finance and accounting staff at Intentia, management implemented transitional controls that utilized existing staff at the Company’s corporate headquarters level based in St. Paul, Minnesota to perform the U.S. GAAP accounting requirements for Intentia.  The transitional controls put in place in the first quarter of fiscal 2007 surrounding Intentia caused additional strain on our financial reporting function resulting in the operating effectiveness of the St. Paul, Minnesota finance and accounting personnel to become inadequate in the first quarter of fiscal 2007.  As a result of this material weakness, the Company experienced accounting adjustments in order to comply with US GAAP related to its adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, during the first quarter of 2007, as well as in other areas.  These accounting adjustments, when considered in light of other current internal control deficiencies and significant deficiencies results in management assessing that the Company’s lack of qualified accounting and finance personnel represents a more than remote likelihood that a material misstatement could result in our interim condensed consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that the Company’s inadequate finance and accounting personnel control deficiency constitutes a material weakness in our internal control over financial reporting as of August 31, 2006.

 Plans for Remediation

Management intends to remediate the aforementioned material weakness in our internal control over financial reporting during fiscal 2007 and we will report on the status of our remediation efforts when the Company files its Form 10-Qs as of and for the periods ended November 30, 2006 and February 28, 2007, respectively, and its Form 10-K as of and for the year ending May 31, 2007.  In particular, management intends to:

•      Hire additional and permanent Finance department personnel with technical accounting expertise, as needed, to ensure that there are appropriate accounting personnel in place to properly account for transactions in accordance with U.S. GAAP reporting requirements.

•      Provide additional education and training to the currently existing Intentia accounting personnel.

•      Expand the legacy Lawson financial controls and processes to the legacy Intentia financial reporting organization, including changes to the record keeping processes that support U.S. GAAP reporting requirements.

•      Reallocate responsibilities within the legacy Lawson St. Paul, Minnesota based Finance organization to properly address financial reporting and technical accounting matters encountered.

In light of the material weakness identified, in preparing our condensed consolidated financial statements as of and for the quarter ended August 31, 2006, we performed additional analyses and other post-closing procedures in an effort to ensure our condensed consolidated financial statements included in this Report as of and for the quarter ended August 31, 2006 have been prepared in accordance with U.S. GAAP.  We will continue to perform the additional analyses and other post-closing procedures to mitigate the risk of potential material misstatements to the Company’s financial statements in future quarters.

Management believes that the aforementioned remediation efforts will address the identified material weakness and will enable us to continue to strengthen our internal control over financial reporting in the future.  The integration of Intentia is complex, however, and is made more challenging given that Intentia will be within the scope of our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 in fiscal 2007.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. We intend to continue to improve the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting to the extent necessary to remediate deficiencies that currently exist as well as those that we may identify in the future.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, and from time to time may become, involved in litigation in the normal course of business concerning our products and services. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any one of these legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

ITEM 1A. RISK FACTORS

Factors That May Affect Our Future Results or the Market Price of Our Stock

We operate in a rapidly changing environment that involves numerous uncertainties and risks. Investors evaluating our company and its business should carefully consider the factors described below and all other information contained in this report on Form 10-Q. This section should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. We may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events which occur in the future. The actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this report on Form 10-Q.

The enterprise software business is highly competitive.

We compete with Oracle Corporation, SAP AG, Microsoft Corporation and other larger software companies that have advantages over us due to their larger customer bases, greater name recognition, long operating and product development history, greater international presence and substantially greater financial, technical and marketing resources.  If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from Oracle, SAP or Microsoft since those larger vendors offer a wider range of products.  Furthermore, Oracle is capable of bundling its software with its database applications, which underlie a significant portion of our installed applications.  We also compete with a variety of more specialized software and services vendors, including:

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

•      The period between initial customer contact and a purchase by a customer may varies and can more than one year.  During the sales cycle, prospective customers may decide not to purchase or may scale down purchases because of competing offers, budgetary constraints or changes in the prospect’s management, strategy, business or industry.

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

•      the customer agreement includes a fixed-fee service arrangement for which we do not have “vendor specific objective evidence” of fair value; or

•      we are not able to establish historical pricing and maintenance renewal rates to meet the “vendor specific object evidence” (VSOE) requirements of these accounting rules.

We expect that we will continue to defer portions of our license fee activity because of these factors, with deferrals more likely for (a) our M3 products because of product customization (often required due to the nature of the manufacturing and distribution industries) that is frequently included with new sales, (b) sales to governmental entities because those often include fixed fee arrangements for which we do not have “vendor specific objective evidence” of fair value and (c) sales for large license fee contracts because it is more difficult to use standard contract terms.  The amount of license fees deferred may be significant and will vary each quarter, depending on the mix of products sold in each market and geography, and the actual contract terms.

The risks to our business vary for each of our markets and geographies, and we might not achieve the operational efficiencies and synergies expected from the Intentia acquisition.

Since the closing of our acquisition of Intentia in April 2006, we have been integrating our two companies and executing on our business plan.  Before the acquisition, Lawson focused primarily on targeted service industries in North America, with our S3 products, and Intentia focused primarily on manufacturing and distribution industries in Europe, with its M3 products.  Our integration plan includes certain facility consolidations, operational process improvements in our consulting organization, optimization of our sales and marketing organizations, integration of research and development, and general employee redundancies.  The following factors create execution risks for our business plan in our respective markets and geographies:

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

•      Revenue from cross sales. Revenue growth through the cross sale of Lawson S3 and Intentia M3 products to our respective customers and new customers could be a challenge. Achieving our cross sale revenue goals requires an increase in the number of sales personnel trained to sell our broader set of products. This includes building a sales force in the Americas to allow increased focus on manufacturing and wholesale distribution customer prospects.  It also includes training sales personnel from the former Intentia on selling Lawson S3 products and training sales personnel from the legacy Lawson organization on selling Intentia M3 products. Currently, our S3 business intelligence products (primarily in English) and M3 enterprise asset management products are available for cross sale. We plan to expand business intelligence products into other languages and expand other products for cross sale, including, for example our human capital management S3 products (excluding payroll).  However, most of these product development projects could take more than a year to complete.

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

If we decide to take additional restructuring measures to address these risks, we may be required to incur financial charges in the period when we make that decision, which could have a material adverse impact on our results of operations for that period.

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

If we are unable to attract and retain qualified personnel, specifically software developers and sales personnel, we will be unable to develop new products and increase our revenue.

We rely on the continued service of our senior management, software developers, sales personnel, finance personnel and other key employees.  In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel.  The failure to attract, train, retain and effectively manage employees could negatively impact our development and sales efforts and cause a degradation of our customer service.  In particular, the loss of sales or consulting personnel could lead to lost revenue opportunities because it can take several quarters to hire and train replacement sales or consulting personnel.

Deterioration in our relationship with resellers, systems integrators and other third parties that market and sell our products could reduce our revenues.

Currently, a small portion of our new license sales is generated by partners.  Our revenue growth will depend, in part, on adding new partners to expand our sales channels, as well as leveraging our relationships with existing partners. If our relationships with these resellers, system integrators and strategic and technology partners deteriorate or terminate, we may lose sales and marketing opportunities.  Some current and potential customers rely on third-party systems integrators to implement and manage new and existing applications. These systems integrators may increase their promotion of competing enterprise software applications, or may otherwise discontinue their relationships with us.  We also license third-party software products that we incorporate into, or resell with, our own software products. For example, we incorporate Micro Focus International, Inc.’s software in many of our products and have reseller and alliance relationships with IBM, Business Software Incorporated, Business Objects, Hyperion Solutions Corporation, The Hackett Group, Inc. and other businesses that allow us to resell their offerings with our products and services. These relationships and other technology licenses are subject to periodic renewal and may include minimum sales requirements.  A failure to renew or early termination of these relationships or other technology licenses could adversely impact our business.

The integration of Lawson’s and Intentia’s businesses is complex and increases the risks related to the existence of a material weakness in our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

As a Swedish company, Intentia was not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 concerning the design and operating effectiveness of internal control over financial reporting.  Consequently, Intentia did not have the staff, experience, training or procedures to comply with these requirements.  Since the closing of the acquisition in April 2006, we have been integrating our two businesses and have compensated for the lack of finance staff at Intentia with finance staff at legacy Lawson which, in turn, has over-extended the finance staff at legacy Lawson.  As of August 31, 2006, we have identified that a material weakness in our internal control over financial reporting exists relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company's accounting policies in accordance with generally accepted accounting principles of the United States of America (U.S. GAAP).   The existence of an internal control deficiency which has been assessed as a material weakness can increase the risk that the condensed consolidated financial statements included in this Report do not fairly present, in all material respects, the financial condition, results of operations and cash flows for the periods presented. As a result of the existence of this material weakness, we could encounter delays in our ability to complete our financial reporting on a timely basis and lose investor confidence in the accuracy and completeness of our financial reporting which, in turn, could have a negative market reaction.

We may have exposure to additional tax liabilities.

As a multinational organization, we are subject to income taxes as well as non-income based taxes, in both the United States as well as in various foreign jurisdictions.  Significant judgment is required in determining our worldwide income tax provision and other tax liabilities.  In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain.  Our intercompany transfer pricing policies have been the subject of audits in various foreign tax jurisdictions and will likely be subject to additional audits in the future.  Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, both in the United States and various foreign jurisdictions.  We are regularly under audit by tax authorities with respect to these non-income taxes and may have additional exposure to additional non-income tax liabilities.

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

•      Changes to the valuation allowance on net deferred tax assets; or

•      the assessments, or any related tax interest or penalties, could significantly affect our income tax expense for the period in which the settlements take place.

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

Acquisition-related accounting charges may delay or reduce our profitability.

 We are accounting for the acquisition of Intentia as a purchase following accounting principles generally accepted in the United States. Under the purchase method of accounting, the purchase price of Intentia will be allocated to the fair value of the identifiable tangible and intangible assets and liabilities that we acquire from Intentia. In addition, accounting for the combination of Intentia under the purchase method required a decrease in deferred revenue to fair value. The excess of the purchase price over Intentia’s tangible net assets was allocated to goodwill and intangible assets. We are required to perform periodic impairment tests on goodwill and certain intangibles to evaluate whether the intangible assets and goodwill that we acquired from Intentia continue to have fair values that meet or exceed the amounts recorded on our balance sheet. If the fair values of such assets decline below their carrying value on our balance sheet, we may be required to recognize an impairment charge related to such decline. As of August 31, 2006 we had goodwill of $453.9 million and acquired intangibles of $149.5 million on our Condensed Consolidated Balance Sheets. As a result of the completed acquisition of Intentia, we have realized a significant increase in goodwill and acquired intangibles.  To the extent that we do not generate sufficient cash flows to recover the net amount of the goodwill and intangibles recorded, the goodwill and intangibles could be subsequently written-off.  In such an event, our results of operations in any given period would be negatively impacted, and the market price of our stock could decline.

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

Provisions in our amended and restated certificate of incorporation and bylaws, our stockholder rights plan and under Delaware law could make it more difficult for other businesses to acquire us, even if doing so would benefit our stockholders.  Our amended and restated certificate of incorporation and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third-party:

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

As of August 31, 2006, our executive officers, directors, and affiliated entities, in the aggregate, beneficially owned 27.0% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations.  Sale of a portion of these shares in the public market, or the perception that such sales are likely to occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Use of Proceeds

As of August 31, 2006, we held $55.5 million of net proceeds from our initial public offering in interest-bearing, investment grade securities.  During the three months ended August 31, 2006, we used approximately $2.6 million for capital expenditures, $0.7 million for repayment of debt and payment of capital lease obligations and $2.0 million for the acquisition of CAS.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits

	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Harry Debes.

	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Stefan B. Schulz.

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Harry Debes.

	32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Stefan B. Schulz.

	10.23	Employment Agreement dated October 5, 2006 between Lawson Software, Inc. and Robert Schriesheim.

	10.24	Option Agreement dated October 5, 2006 between Lawson Software, Inc. and Robert Schriesheim.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 10, 2006

LAWSON SOFTWARE, INC.

	By:	/s/ STEFAN B. SCHULZ
Stefan B. Schulz Acting Chief Financial Officer, Senior Vice President and Global Controller (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Harry Debes.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Stefan B. Schulz.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Harry Debes.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Stefan B. Schulz.

10.23	Employment Agreement dated October 5, 2006 between Lawson Software, Inc. and Robert Schriesheim.

10.24	Option Agreement dated October 5, 2006 between Lawson Software, Inc. and Robert Schriesheim.