Form 10-Q
period 2006-11-30
Lawson Software, Inc.
filed 2007-01-09
CIK 1344632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2006

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

The number of shares of the registrant’s common stock outstanding as of December 29, 2006 was 187,953,070.

LAWSON SOFTWARE, INC.

Form 10-Q
Index

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.

CONDENSED  CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	November 30,	May 31,
	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$183,201	$210,154
Marketable securities	81,934	90,348
Trade accounts receivable, net (Note 6)	162,635	159,933
Income taxes receivable	5,563	4,577
Deferred income taxes - current	21,626	21,465
Prepaid expenses and other assets	26,947	28,085
Total current assets	481,906	514,562

Long-term marketable securities	244	6,079
Property and equipment, net	28,946	26,189
Goodwill (Note 11)	471,112	454,550
Other intangible assets, net (Note 11)	147,247	154,695
Deferred income taxes - non-current	9,368	9,294
Restricted cash (Note 7)	13,468	—
Other assets	7,192	5,283
Total assets	$1,159,483	$1,170,652
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Long-term debt - current	$3,507	$3,475
Accounts payable	18,587	26,137
Accrued compensation and benefits	80,633	88,245
Other accrued liabilities	76,436	74,882
Income taxes payable	2,271	3,195
Deferred income taxes - current	4,408	4,221
Deferred revenue (Note 8)	140,678	146,206
Total current liabilities	326,520	346,361
Long-term debt - non-current	5,620	4,275
Deferred income taxes - non-current	9,360	9,039
Long-term deferred revenue (Note 8)	6,487	10,840
Other long-term liabilities	11,189	8,478
Total liabilities	359,176	378,993
Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 750,000 shares authorized; 198,156 and 196,105 shares issued, respectively; 187,926 and 185,651 shares outstanding, at November 30, 2006 and May 31, 2006, respectively	1,982	1,961
Additional paid-in capital	812,543	800,168
Treasury stock, at cost; 10,246 and 10,454 shares at November 30, 2006 and May 31, 2006, respectively	(68,826)	(69,237)
Deferred stock-based compensation	—	(131)
Retained earnings	19,391	38,692
Accumulated other comprehensive income	35,217	20,206
Total stockholders' equity	800,307	791,659
Total liabilities and stockholders' equity	$1,159,483	$1,170,652

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2006	2005	2006	2005
Revenues:
License fees	$22,041	$18,121	$38,809	$36,725
Maintenance	70,969	44,554	140,553	88,167
Consulting	91,483	26,362	166,968	52,059
Total revenues	184,493	89,037	346,330	176,951

Cost of revenues:
Cost of license fees	5,850	2,774	10,892	5,195
Cost of maintenance	13,997	7,358	28,685	14,706
Cost of consulting	80,289	26,559	150,023	51,931
Total cost of revenues	100,136	36,691	189,600	71,832

Gross profit	84,357	52,346	156,730	105,119

Operating expenses:
Research and development	22,530	14,050	42,855	28,550
Sales and marketing	39,898	19,465	76,790	38,437
General and administrative	22,215	10,039	48,205	26,911
Restructuring (Note 10)	(32)	(5)	3,360	5
Amortization of acquired intangibles	2,400	357	4,789	731
Total operating expenses	87,011	43,906	175,999	94,634

Operating (loss) income	(2,654)	8,440	(19,269)	10,485

Other income:
Other income, net	3,710	2,367	7,343	4,672
Interest expense	(378)	(19)	(645)	(25)
Total other income, net	3,332	2,348	6,698	4,647

Income (loss) before income taxes	678	10,788	(12,571)	15,132
Provision for income taxes	4,187	4,232	6,730	4,399
Net (loss) income	$(3,509)	$6,556	$(19,301)	$10,733

Net (loss) income per share:
Basic	$(0.02)	$0.06	$(0.10)	$0.11
Diluted	$(0.02)	$0.06	$(0.10)	$0.10

Shares used in computing net (loss) income per share:
Basic	187,376	102,428	186,610	101,790
Diluted	187,376	107,134	186,610	106,298

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	November 30,	November 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(19,301)	$10,733
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	19,285	7,292
Deferred income taxes	336	65
Provision for doubtful accounts	1,708	(1,104)
Excess tax benefit from stock transactions	(1,033)	—
Gain on disposal of assets	2	—
Tax benefit from stockholder transactions for option activity	852	1,809
Stock-based compensation expense	3,673	6,607
Amortization of discounts on notes payable	—	18
Amortization of discounts and premiums on marketable securities	(235)	(37)
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	1,173	(4,921)
Prepaid expenses and other assets	1,679	6,726
Accounts payable	(8,398)	(1,541)
Accrued and other liabilities	(15,607)	(1,045)
Income taxes payable	(1,672)	2,457
Deferred revenue	(13,449)	(3,632)
Net cash (used in) provided by operating activities	(30,987)	23,427

Cash flows from investing activities:
Cash paid in conjunction with acquisitions, net of
cash acquired (Note 5)	(1,995)	(2,407)
Change in restricted cash (Note 7)	(13,468)	—
Purchases of marketable securities	(73,749)	(92,721)
Maturities of marketable securities	87,773	51,496
Sale of marketable securities	500	—
Purchases of property and equipment	(5,473)	(1,112)
Net cash used in investing activities	(6,412)	(44,744)

Cash flows from financing activities:
Principal payments on long-term debt	(973)	(967)
Cash proceeds from long-term debt	1,768	—
Payments on capital lease obligations	(961)	—
Exercise of stock options	7,084	5,740
Excess tax benefit from stock transactions	1,033	—
Issuance of treasury shares for employee stock purchase plan	1,329	1,497
Net cash provided by financing activities	9,280	6,270

Effect of exchange rate changes on cash and cash equivalents	1,166	—
Decrease in cash and cash equivalents	(26,953)	(15,047)
Cash and cash equivalents at the beginning of the period	210,154	187,744
Cash and cash equivalents at the end of the period	$183,201	$172,697

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

LAWSON SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.                                      NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Lawson Software, Inc. (the “Company”) provides business application software, consulting and maintenance to customers primarily in the services sector, trade industries and manufacturing/distribution sectors specializing in a variety of specific markets within these sectors including healthcare, public services, retail, financial services, food and beverage, manufacturing and wholesale distribution.  The Company’s software includes a variety of applications to help automate and integrate critical business processes, aiding in collaboration among its clients and their partners, suppliers and employees.  Through the Company’s consulting services we primarily help our clients implement their Lawson applications and through our maintenance services we provide ongoing support and technical assistance to clients using our products.

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its branches and majority-owned subsidiaries operating in the United States of America, Latin America and Canada (Americas); Europe, Middle East and Africa (EMEA) and Asia-Pacific (APAC).  The Company’s subsidiaries that are minority-owned are accounted for under the equity method.  The unaudited Condensed Consolidated Financial Statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The results of operations for the three and six month periods ended November 30, 2006, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2007. The unaudited Condensed Consolidated Financial Statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2006.

Reclassifications

The unaudited Condensed Consolidated Financial Statements for the prior fiscal year contain certain reclassifications to conform prior year’s data to the current presentation.  These reclassifications included a balance sheet reclassification of $18.9 million of unbilled accounts receivable from the newly acquired Intentia International AB (“Intentia”) to accounts receivable from prepaid and other assets, where Intentia had previously classified this balance, to conform to the current presentation of classifying unbilled accounts receivable in accounts receivable.  Other less significant reclassifications consisted of a cash flow statement reclassification of restructuring and a balance sheet reclassification of certain employee compensation liabilities to be included in the accrued compensation and benefits line item reclassified from other accrued liabilities.  These reclassifications had no effect on previously reported net earnings or stockholders’ equity.

Fiscal Year

Our fiscal year is from June 1 to May 31.  Unless otherwise stated, references to the years 2007 and 2006 relate to the fiscal years ended May 31, 2007 and 2006, respectively.  References to future years also relate to our fiscal year ended May 31.

2.                                      STOCK-BASED COMPENSATION

On June 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) which replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB Opinion No. 25). Under SFAS No. 123(R)

stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after June 1, 2006 and unvested awards outstanding at June 1, 2006.  Compensation costs for unvested stock options and awards that are outstanding at June 1, 2006, will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under SFAS No. 123(R), using a straight-line method.  The Company elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively restated.  Stock-based compensation expense for non-vested awards granted prior to the effective date is being recognized over the remaining service period using the fair-value based compensation cost estimated for SFAS No. 123 pro forma disclosures.  Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations for the three months ended November 30, 2006, was $1.6 million, or $1.0 million net of tax, none of which is capitalized.  This had an impact of $0.01 on the Company’s earnings per share for the three months ended November 30, 2006.  Total stock-based compensation expense for the six months ended November 30, 2006, was $3.7 million, or $2.4 million net of tax, none of which is capitalized.  This had an impact of $0.01 of the Company’s earnings per share for the six months ended November 30, 2006.  During the three months ended November 30, 2005, prior to the adoption of SFAS No. 123(R), stock-based employee compensation expense recognized by the Company was not material.  During the six months ended November 30, 2005, prior to the adoption of SFAS No. 123(R), the Company recognized $6.5 million, or $4.0 million of after tax stock-based employee compensation expense, that included a $6.3 million, or $3.8 million non-cash after tax charge resulting from the negotiated separation agreement with its former president and chief executive officer.

Stock Options

Stock option awards are granted at exercise prices equal to the closing price of the Company’s common stock on the business day immediately prior to the grant date.  The majority of the Company’s stock option awards are non-qualified stock options which vest over a four-year to six-year period subject to acceleration under certain events and expire seven to ten years after the date of the grant.  The Company currently grants stock options under the Lawson Software, Inc. 2001 Stock Incentive Plan (2001 Plan) and the Lawson Software, Inc. 1996 Stock Incentive Plan (1996 Plan).  As of November 30, 2006, there were approximately 30.7 million shares available for future grants under the aforementioned plans.

Amendments to Stock Option Agreements

Effective on June 1, 2005, the Company amended the stock options held by each of its non-employee directors to: (1) fully vest and eliminate the Company’s call right to purchase shares issued after exercise and (2) allow those options to be exercised until the earlier of two years after resignation as a director or ten years after the date of grant.  No compensation expense was recognized for the three months ended November 30, 2005 as a result of this change.  This change resulted in recognizing $0.1 million in compensation expense for the six months ended November 30, 2005 due to the fact that these options were “in-the-money” at the time they were modified.  There was no impact to the Company’s income statement for the three and six months ended November 30, 2006 as a result of this amendment.  The Company recognized $0.1 million net of tax, in the pro forma calculation for the six months ended November 30, 2005.

Effective on June 1, 2005, the Company amended the stock options compensation that had an exercise price per share greater than or equal to $5.95 (the closing price on Nasdaq on June 1, 2005) and that are held by each officer who is currently subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, to allow that officer to exercise the options that are unexercised and vested as of that officer’s employment termination date until the earlier of two years after termination employment or ten years after the date of grant.  Stock options previously granted to any Section 16 reporting person with an exercise price per share less than $5.95 were not amended.  There was no impact to the Company’s income statement for the three and six months ended November 30, 2005 or 2006, respectively, as a result of this amendment.  While this required no charge in the Company’s income statement under APB No. 25, the change resulted in no expense in the pro forma calculation for the three months ended November 30, 2006 and $0.2 million, net of tax, in the pro forma calculation for the six months ended November 30, 2005.

Effective June 2, 2005, as part of the separation agreement with its former Chief Executive Officer, the Company amended the stock options compensation such that the outstanding stock options held by the former Chief Executive Officer that had an exercise price greater than the closing price for shares of the Company’s common stock on June 1, 2005, were amended to cease vesting after termination of full time employment and extend the exercise period to two years from the end of full time employment.  This change resulted in no expense for the three months ended November 30, 2005, and $6.3 million, or $3.8 million net of tax, in compensation expense for the six months ended November 30, 2005.  There was no impact to the Company’s income statement for the three and six months ended November 30, 2006 as a result of this amendment.  As these options were 100 percent vested, under the fair value based method, the Company recognized $0.4 million, net of tax, relating to the incremental value on the modified options as compared to the options before modification in the pro forma calculation for the six months ended November 30, 2005.

Effective October 11, 2006, the Company amended the stock option agreement entered into with the Company’s Chief Executive Officer on June 2, 2005 pertaining to the grant on June 2, 2005 of non-qualified stock options for the purchase of 2.5 million shares of the Company’s common stock.  Under the terms of the amendment, on October 11, 2006 the stock option agreement was modified so that the vesting of those stock options accelerate 100 percent: (1) if the Chief Executive Officer is terminated without cause or resigns for good reason (as defined in the stock option agreement) within two years of a change in control of the Company (as defined in the stock option agreement), (2) if the stock options were terminated as part of a change in control of the Company, or (3) upon the Chief Executive Officer’s death, disability or retirement (as defined in the stock option agreement). The Compensation Committee approved this amendment so that the conditions for acceleration of vesting for the Chief Executive Officer’s stock options would be the same as the stock options granted to the Company’s new Chief Financial Officer on October 5, 2006 and the stock options previously granted to other executive officers. Because the nature of this amendment does not change the assumptions used under SFAS No. 123(R) when estimating the value of these stock options before and after the amendment, there is no additional expense under SFAS No. 123(R) and thus there was no impact to the Company’s income statement for the three and six months ended November 30, 2006.

Restricted Stock Awards

On June 2, 2005, the Company granted a restricted stock award of 100,000 shares of common stock to its then newly appointed President and Chief Executive Officer.  The shares, with a $0.5 million market value at date of grant, vest in two 50,000 share increments on June 1, 2006 and 2007, subject to acceleration upon certain events.  The market value of the restricted stock was recorded in additional paid in capital, a component of stockholders’ equity, and is being amortized over the respective vesting periods.

During the current fiscal year the Company granted restricted stock unit awards of 197,500 shares of common stock to various executives.  The shares, with a combined $1.3 million market value at date of grant, cliff vest three years from the date of grant, subject to acceleration upon certain events.  The market value of the restricted stock units is being amortized over the respective vesting periods.

For the three months ended November 30, 2006 and 2005, amortization of the unearned compensation related to restricted stock and restricted stock units was $0.2 million and $0.1 million, respectively.  For the six months ended November 30, 2006 and 2005, amortization of the unearned compensation related to restricted stock and restricted units was $0.3 million and $0.2 million, respectively.

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

The expense recognized for shares purchased under the Company’s Employee Stock Purchase Plan (ESPP) is equal to the 15 percent discount the employee receives at the end of the calendar quarter. The fair value of restricted stock and restricted stock unit awards is based on the Company’s closing stock price on the business day immediately prior to the grant date.  For the period ended November 30, 2005, for ESPP we used a volatility rate of 52.0 percent, a term of .25 years and an interest rate of 3.5 percent.

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model (weighted average fair value of options granted are in thousands):

	Three Months Ended		Six Months Ended
	November 30		November 30
	2006	2005	2006	2005
Weighted average fair value of options granted	$4,764	$1,147	$6,358	$8,892
Weighted average per option fair value	$3.94	$3.70	$3.69	$3.13
Assumptions used for option grants:
Expected life (years)(a)	5.3	5.0	5.0	5.0
Risk-free interest rate (b)	4.5%	4.3%	4.6%	3.6%
Volatility(c)	54.2%	52.0%	52.9%	56.0%
Dividend yield(d)	0.0%	0.0%	0.0%	0.0%
Forfeiture rate(e)	6.1%	N/A	6.1%	N/A

(a)                                  Expected life:  In June 2005 the Company calculated expected life based on historical observations.  In June 2006, the Company calculated expected life based on historical observations, taking into account the contractual life of the option and expected time to post-vesting forfeiture and exercise.

(b)                                 Risk-free interest rate:  The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity that correlates to the expected life of the options.  For fiscal 2006 the three month range is 4.45 percent to 5.03 percent and the six month range is 4.45 percent to 5.03 percent.  For fiscal 2005 the three month range is 3.53 percent to 4.11 percent and the six month range is 3.53 percent to 4.32 percent.

(c)                                  Volatility:  The Company is using a combination of historical and implied volatility (blended method) to calculate the volatility.  In the Black-Scholes model, volatility is calculated over the options expected term.  Currently the Company’s historical volatility calculation uses a look back period equal to the estimated life of the grant and for grants with estimated lives of five years or more the Company uses a look back period up to and including the Company’s IPO period which is approximately 4.73 years.  The Company will continue to increase the look-back in order to coincide with the expected life of the Company’s grants.

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

The amount of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2006, included compensation expense for stock-based payment awards granted on or prior to June 1, 2006, but not yet vested as of that date.  Prior to June 1, 2006, the Company accounted for these awards in accordance with the provisions of APB No. 25.  Stock-based employee compensation cost was recognized using the fair-value based method for all new awards granted after June 1, 2006.  Compensation costs for unvested stock options and awards that are outstanding at June 1, 2006 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the proforma disclosures under SFAS No. 123.  Because stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2006, is based on awards ultimately expected to vest, the expense was reduced for estimated forfeitures.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grants and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In the Company’s pro forma information required under FAS 123, the Company accounted for forfeitures as they occurred.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options and settlement of restricted stock awards as operating cash inflows in the Company’s Condensed Consolidated Statements of Cash Flows in accordance with the provisions of the Emerging Issues Task Force (EITF) No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.  SFAS No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options and stock awards to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis.  Although total cash flows under SFAS No. 123(R) remain unchanged from what would have been reported under prior accounting standards, net operating cash flows are reduced and net financing cash flows are increased due to the adoption of SFAS No. 123(R).  This amount is shown as “Excess tax benefit from stock transactions” on the Company’s Condensed Consolidated Statements of Cash Flows.

The following table presents the statement of operations classification of pre-tax stock-based compensation expense, for options and restricted stock awards and Employee Stock Purchase Plan, recognized for the three and six months ended November 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Cost of revenues	$212	$—	$448	$2
Research and development	142	2	318	8
Sales and marketing	360	3	771	14
General and administrative	878	101	2,139	6,582
Stock-based compensation expense before income taxes	$1,592	$106	$3,676	$6,606
Income tax benefit	(582)	(41)	(1,287)	(2,562)
Total stock-based compensation expense after income taxes	$1,010	$65	$2,389	$4,044

The following table illustrates the effect on net earnings and net earnings per share for the three and six months ended November 30, 2005, if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation (in thousands, except per share data):

	Three	Six
	Months Ended	Months Ended
	November 30, 2005	November 30, 2005
Net income
As reported	$6,556	$10,733
Add: Stock-based employee compensation expense included in reported net income, net of taxes	65	4,044
Deduct: Total stock-based compensation expense determined under fair value based method for all rewards, net of tax	(1,223)	(3,459)
Pro forma net income	$5,398	$11,318
Net income per share:
Basic:
As reported	$0.06	$0.11
Pro forma	$0.05	$0.11
Diluted:
As reported	$0.06	$0.10
Pro forma	$0.05	$0.11

Tax Impacts of Stock-Based Compensation

On November 10, 2005, the FASB issued FASB Staff Position (FSP) No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (FSP No. 123(R)-3).  SFAS No. 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized after the adoption of SFAS No. 123(R).  The calculation of excess tax benefits reported as an operating cash outflow and a financing inflow in the Company’s Condensed Consolidated Statements of Cash Flows required by SFAS No. 123(R)-3 differs from that required by SFAS No. 123(R).  The Company has until May 31, 2007 to make a one-time election to adopt the transition method described in FSP No. FAS 123(R)-3.  The Company is currently evaluating FSP No. FAS 123(R)-3; however, the one-time election will not affect operating income or net income.  During the interim period, the Company used the long-form method of calculating the excess tax benefits available to absorb tax deficiencies recognized after the adoption of SFAS No. 123(R).  For the six months ended November 30, 2006, there were excess tax benefits from stock transactions of $1.0 million, which are classified as an operating cash outflow and a financing cash inflow per the new disclosure requirements of FSP No. 123(R)-3.  Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options and settlement of restricted stock awards as operating cash flows in the Company’s Condensed Consolidated Statements of Cash Flows.  As such, for the six months ended November 30, 2005, there were excess tax benefits from stock transactions of $1.8 million, which are classified as operating cash inflows.

Stock Options

The following table summarizes stock option activity during the six months ended November 30, 2006 (in thousands except share and per share data):

			Weighted
		Range of	Average
	Options	Exercise	Exercise
	Outstanding	Prices	Price
Outstanding, May 31, 2006	14,672	$1.23 - $14.00	$4.96
Expired/Forfeited	(1,443)	$2.25 - $9.20	$7.23
Granted at fair market value	1,725	$6.66 - $7.68	$7.22
Exercised	(2,109)	$1.87 - $7.20	$3.28
Outstanding, November 30, 2006	12,845	$1.23 - $14.00	$5.29

The 1,725,000 options granted during the six months ended November 30, 2006 have a weighted average grant-date fair-value of $3.69.

A summary of stock options as of November 30, 2006, is as follows (in thousands except share and per share data):

		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
	Number	Remaining	Average	Number	Remaining	Average
	of Shares	Contractual	Exercise	of Shares	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life (Yrs)	Price	Vested	Life (Yrs)	Price
$1.23 - $1.87	116	0.7	$1.30	116	0.7	$1.30
$2.25 - $2.32	2,702	3.25	$2.26	2,702	3.25	$2.26
$2.97	917	4.5	$2.97	917	4.5	$2.97
$3.99 - $7.19	6,150	7.48	$5.93	3,180	6.82	$5.75
$7.20 - $9.77	2,941	8.4	$7.54	1,061	6.73	$7.52
$14.00	19	4.78	$14.00	19	4.78	$14.00
$1.23 - $14.00	12,845	6.52	$5.29	7,995	5.24	$4.44

As of November 30, 2006, there was $15.7 million of unrecognized compensation expense related to outstanding stock options that is expected to be recognized over a period of 3.49 years.

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three and six months ended November 30, 2006 was $5.0 million and $7.2 million, respectively.  Cash received from the exercise of stock options for the three and six months ended November 30, 2006 was $4.6 million and $7.1 million, respectively.  The total tax benefit realized for the tax deductions from options exercised for the three and six months ended November 30, 2006 was $1.2 million and $1.7 million, respectively.

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three and six months ended November 30, 2005 was $5.4 million and $8.0 million, respectively.  Cash received from the exercise of stock options for the three and six months ended November 30, 2005 was $3.8 million and $5.7 million, respectively.  The total tax benefit realized for the tax deductions from options exercised for the three and six months ended November 30, 2005 was $1.6 million and $1.8 million, respectively.

The total intrinsic value of unexercised and in the money options at November 30, 2006 (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) for options outstanding was $28.2 million and the total intrinsic value of vested options was $24.3 million.

Restricted Stock Awards

The following table summarizes restricted stock award activity during the six months ended November 30, 2006 (in thousands, except per share data):

		Weighted
		Average
		Grant-Date
	Awards	Fair-Value
Nonvested, May 31, 2006	100	$5.25
Granted	198	$6.79
Vested	(50)	$5.25
Nonvested, November 30, 2006	248	$6.48

Unrecognized compensation expense related to restricted stock awards as of November 30, 2006, was $1.2 million, pre-tax, and is expected to be recognized over a weighted average period of 2.5 years and will be adjusted for any future changes in estimated forfeitures. Total fair value of vested shares of restricted stock was $0.3 million as of November 30, 2006.

Employee Stock Purchase Plan

In February 2001, the stockholders of the Company approved the 2001 Employee Stock Purchase Plan (ESPP), which was effective as of the Company’s initial public offering.  The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.  Prior to April 2006, the Company’s plan allowed eligible employees to purchase common stock at a price equal to 85 percent of the lower of the fair market value of the common stock at the beginning or end of the offering period, which commenced each January 1 and July 1.  On April 1 2006, the plan was amended to allow eligible employees to purchase common stock at a price equal to 85 percent of the fair market value of the common stock at the end of each quarter of the offering period.  The plan will terminate when all of the shares reserved under the plan have been purchased or five years from the effective date unless the Board of Directors resolves to extend the purchase plan for one or more additional periods of five years each.  In June 2006, the Board of Directors approved a five-year amendment to the plan which was approved by stockholders.  There are 20.8 million shares of the Company’s common stock reserved for issuance under the plan, of which 17.7 million shares were available for issuance as of November 30, 2006.  There have been 3.1 million shares issued under this plan through November 30, 2006.

Prior to April 2006, ESPP expense was calculated using the Black-Scholes method (similar to stock option grants) using a six month expected life, the same volatility rate assigned to the stock options granted in that quarter (52.0 percent for November 2005), a risk-free interest rate of 3.5 percent, a term of .25 years and a dividend rate of zero percent.  With the plan amendment under FAS 123(R), ESPP expense will be calculated at the 15 percent discount rate.

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

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Basic earnings per share computation:

Net (loss) income	$(3,509)	$6,556	$(19,301)	$10,733
Weighted average common shares- basic	187,376	102,428	186,610	101,790
Basic net (loss) income per share	$(0.02)	$0.06	$(0.10)	$0.11

Diluted earnings per share computation:

Net (loss) income	$(3,509)	$6,556	$(19,301)	$10,733
Shares calculation:
Weighted average common shares	187,376	102,428	186,610	101,790
Effect of dilutive stock options	—	4,606	—	4,366
Effect of restricted stock	—	100	—	99
Effect of dilutive warrants	—	—	—	43
Weighted average common shares - diluted	187,376	107,134	186,610	106,298
Diluted net (loss) income per share	$(0.02)	$0.06	$(0.10)	$0.10

Potentially dilutive shares of common stock excluded from the diluted net (loss) income per share computations were 13.1 million and 2.0 million as of November 30, 2006 and 2005, respectively. Certain potentially dilutive shares of common stock were excluded from the diluted earnings per share computation because their exercise prices were greater than the average market price of the common shares during the period and were therefore not dilutive. Potential dilutive shares of common stock were excluded from periods with a net loss because they were anti-dilutive.

Share Repurchase Plan.  On November 13, 2006, the Company announced that the board of directors approved a share repurchase of up to $100 million of common stock.  The share repurchase will be funded using the Company’s existing cash balance and future cash flows, and will occur through open market purchases, privately negotiated transactions and/or transactions structured through investment banking institutions as permitted by securities laws and other legal requirements.  Market conditions will influence the timing of the buyback and the number of shares repurchased.  No shares were repurchased during the three months ended November 30, 2006 under this plan.

4.             RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158).  SFAS 158 amends SFAS 87, Employers’ Accounting for Pension (SFAS 87), SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Benefits and for Termination Benefits (SFAS 88), and SFAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits.  Effective for fiscal years ending after December 15, 2006, SFAS 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans.  The impact of adoption will be recorded as an adjustment of other accumulated comprehensive income. Subsequent changes in funded status will be recognized as a component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost pursuant to SFAS 87 or SFAS 88.  The Company is currently evaluating the impact of adopting SFAS No. 158 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the expected impact of the provisions of SFAS No. 157 on its results of operations and its financial position.

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

In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement 109, Accounting for Income Taxes.  This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement and disclosure of tax positions that a company has taken or expects to be taken on a tax return.  Additionally, FIN48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and transition.  Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted.  The Company is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated results of operations and financial condition.

5.             BUSINESS COMBINATIONS

Intentia International AB

On April 25, 2006, the Company completed the acquisition of Intentia International AB (Intentia).  The Company believes that the combination provides opportunities to leverage sales channels and to sell expanded product lines across the combined business’s customer base.  The acquisition was accomplished through Lawson’s offer to exchange Intentia’s shares and warrants for newly issued shares of Lawson common stock (the “Exchange Offer”).  The results of operations of Intentia are included in the statement of operations of the Company from the date of the acquisition.

The total purchase price was $458.6 million, which consisted of $443.9 million for the fair value of common stock issued in exchange for shares and warrants in Intentia, an estimated $4.9 million for the cash purchase of the remaining common stock of Intentia that was not tendered, and $9.8 million in cash for transaction costs.  In allocating the purchase price based on estimated fair values, the Company recorded approximately $397.9 million of goodwill, $128.5 million of identifiable intangible assets and $65.4 million of deferred revenue. These amounts and the net liabilities assumed of $41.1 million as well as cash acquired of $38.7 million equal the total purchase price of $458.6 million.   The preliminary allocation of the purchase price that is not yet finalized relates to the valuation of deferred revenues, intangible assets, accounts receivable, selected accruals, restructuring costs, certain legal matters, favorable or unfavorable operating lease arrangements and deferred taxes.  The Company anticipates that the purchase price will be final at the end of the third quarter of fiscal 2007.

Restructuring Activities. In conjunction with the acquisition, the Company approved a plan designed to eliminate employee redundancies and terminate certain lease agreements.  The plan for reduction of Intentia employees and exit of Intentia leased facilities was included as part of the purchase price as of the acquisition date.  See Note 10 for further discussion of this reserve.

Pro forma Financial Information. The unaudited financial information in the table below summarizes the combined results of operations of Lawson and Intentia, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented as described further below.  Pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.  In addition, the pro forma financial information does not include the realization of any cost savings from operating efficiencies, synergies or other restructuring costs or benefits as a result of the business combination.   The pro forma financial information presented includes the combined historical revenues, amortization of acquired intangible assets, adjustments to interest expense, certain other purchase accounting entries and related tax effects.  The pro forma financial information does not reflect the elimination of deferred license revenue.  The Company's actual purchase accounting eliminated deferred license fee revenues at the purchase date in excess of $200 million, although the pro forma periods presented did not include this decrease in deferred revenue and the related roll-in because it is not recurring.  Had this been included there would have been a significant negative impact to the revenues and net income reflected below. The information presented in the pro forma financial information below does not represent what the Company expects current or future earnings to be under U.S. GAAP.

The following table summarizes the pro forma financial information (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	November 30, 2005	November 30, 2005
Total revenues	$225,076	$430,854
Net income	$29,503	$38,912
Net income per share - basic	$0.12	$0.21
Net income per share - diluted	$0.12	$0.21

Competency Assessment Solutions

On July 20, 2006, the Company acquired all of the outstanding equity of Competency Assessment Solutions (“CAS”) for $2.0 million in cash.  The acquisition was completed to augment the Company’s human capital management solutions.  A final contingent payment of $0.3 million in cash was made on December 4, 2006.  In the allocation of the excess purchase price over the fair value of assets acquired $1.3 million was allocated to goodwill and $1.3 million was allocated to amortizable intangible assets which included acquired technology and a non-compete agreement.  These amounts and the net liabilities assumed of $0.3 million equal the total purchase price of $2.3 million.  The financial results of CAS are included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition.  Pro forma information is not presented as it is not material to the Company’s Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2006.

6.                                      TRADE ACCOUNTS RECEIVABLE

The components of trade accounts receivable as of November 30, 2006 and May 31, 2006 were as follows (in thousands):

	As of	As of
	November 30,	May 31,
	2006	2006
Trade accounts receivable	$153,540	$146,891
Unbilled accounts receivable	28,535	32,990
Less: allowance for doubtful accounts	(19,440)	(19,948)
Trade accounts receivable, net	$162,635	$159,933

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date.

7.                                      RESTRICTED CASH

The Company has $13.5 million held as restricted cash as of November 30, 2006.  This restricted cash is being held as collateral to secure a bank guaranty for the settlement of the purchase of the remaining shares of Intentia.  Through the arbitration process the Company is required to hold this amount although the amount may not be indicative of the purchase price of the remaining shares.  The restricted cash has been classified as a non-current asset on the balance sheet.

8.                                      DEFERRED REVENUE

The components of deferred revenue as of November 30, 2006 and May 31, 2006 were as follows (in thousands):

	As of	As of
	November 30,	May 31,
	2006	2006
License fees	$29,470	$11,098
Maintenance	104,655	138,144
Consulting	13,040	7,804
Total deferred revenue	$147,165	$157,046
Less current portion	(140,678)	(146,206)
Long-term portion of deferred revenue	$6,487	$10,840

9.                                      COMPREHENSIVE (LOSS) INCOME

The following table summarizes the components of comprehensive (loss) income (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Net (loss) income	$(3,509)	$6,556	$(19,301)	$10,733
Unrealized gain (loss) on available-for-sale investments, net of taxes (benefit) of $9 and $(10) for the three months ended November 30, 2006 and 2005, respectively, and $28 and $(13) for the six months ended November 30, 2006 and 2005, respectively	14	(15)	44	(21)
Net foreign currency translation adjustment	16,228	(551)	14,967	(480)
Other comprehensive income (loss)	16,242	(566)	15,011	(501)
Comprehensive income (loss)	$12,733	$5,990	$(4,290)	$10,232

10.                             RESTRUCTURING

			Fiscal
		Fiscal	2006	Fiscal
		2006	legacy	2005
In thousands	Total	Intentia	Lawson	Phase I & II
Balance, May 31, 2006	$30,771	$29,480	$1,189	$102
Provision for restructuring	3,539	—	3,539	—
Cash payments	(8,325)	(6,900)	(1,421)	(4)
Adjustments to provision	(179)	—	(230)	51
Balance, November 30, 2006	$25,806	$22,580	$3,077	$149

Fiscal 2006 Restructuring

On April 26, 2006, in conjunction with the acquisition of Intentia, the Company approved a plan designed to eliminate employee redundancies and exit or reduce leased facilities in both legacy Lawson and Intentia.

Legacy Lawson.  The plan for legacy Lawson includes the reduction of approximately 60 employees in the United States and United Kingdom and the exit or reduction in space for leases in certain facilities.  The reduction of employees include employees who work in operations, marketing, sales, research and development, maintenance and consulting.  As of May 31, 2006 the Company had a reserve of $1.2 million for severance and related benefits recorded and no reserve recorded for the exit of leased facilities.  For the three months ended November 30, 2006, $0.1 million of net additions of severance and related benefits and no costs to exit leased facilities were recorded, respectively.  For the three months ended November 30, 2006, $0.3 million of cash payments were made for severance and related benefits and $0.2 million of cash payments were made for the exit of leased facilities.  For the six months ended November 30, 2006, $0.1 million of net additions of severance and related benefits and $3.2 million of costs to exit leased facilities were recorded, respectively.  For the six months ended November 30, 2006, $1.1 million and $0.3 million of cash payments were made for severance and related benefits the exit of leased facilities, respectively.  This resulted in an ending balance as of November 30, 2006 for both severance and related benefits and the reserve for the exit or reduction of leased facilities of $3.1 million.  The company expects cash payments for severance and related benefits to be made through the first quarter of fiscal 2008 and cash payments for the exit of leased facilities to be made up to approximately two years subsequent to the end of fiscal 2007.

Intentia.  The plan for Intentia includes the reduction of approximately 125 employees in the EMEA and APAC and the exit or reduction in space for leases in certain facilities.  The reduction of employees include employees who work in all functional areas of the Company.  As of May 31, 2006 the Company had a reserve of $12.7 million for severance and related benefits recorded and $16.8 million of reserve recorded for the exit of leased facilities for a total reserve of $29.5 million.  For the three months ended November 30, 2006, no additions or adjustments were made for either severance and related benefits or costs to exit leased facilities.  For the three months ended November 30, 2006, $4.8 million of cash payments were made for severance and related benefits and $0.8 million of cash payments were made for the exit of leased facilities.  For the six months ended November 30, 2006, no additions or adjustments were made for either severance and related benefits or costs to exit leased facilities.  For the six months ended November 30, 2006, $6.1 million and $0.8 million of cash payments were made for severance and related benefits and the exit of leased facilities, respectively.  This resulted in an ending balance as of November 30, 2006 for both severance and related benefits and the reserve for the exit or reduction of leased facilities of $22.6 million.  As of November 30, 2006, the Company has specified employees and facilities in the restructuring plan however, the Company expects that there may be adjustments to the reserves recorded to the purchase price for modifications to amounts initially estimated in the restructuring plans.  The company expects cash payments for severance and related benefits to be made through the first quarter of fiscal 2008 and cash payments for the exit of leased facilities to be made up to approximately two years subsequent to the end of fiscal 2007.

Fiscal 2005 Restructuring

On September 28, 2004, the Company approved a plan designed to enhance the Company’s operating effectiveness and profitability. Under the restructuring plan (Phase I), the Company streamlined structure, consolidated leadership and reduced long-term costs to realign projected expenses with anticipated revenue levels. The plan included the reduction of 107 employees in fiscal 2005 in the United States and the United Kingdom, which resulted in a charge for severance and related benefits of $2.9 million. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and consulting.  All of the employee reductions and related cash payments were substantially completed as of August 31, 2006.  There were no cash payments during the three months ended November 30, 2006 and cash payments during the six months ended November 30, 2006 were not material.

On November 30, 2004, the Company also accrued for a restructuring plan (Phase II) that included initiatives to further reduce costs and realign projected expenses with anticipated revenue levels.  It included a reduction of 68 employees in the United States and the United Kingdom, and because the Company was able to determine probability at the end of the second quarter of fiscal 2005, the restructuring resulted in a charge of approximately $2.2 million, net of a reversal of $0.3 million subsequent to the initial charge for severance and related benefits.  The reduction included employees who worked in sales, research and development and consulting. All of the employee reductions and related cash payments were substantially completed as of February 28, 2005.  The Company recorded $0.05 million of severance adjustments to the reserve for the three and six months ended November 30, 2006.  Cash payments during the three and six months ended November 30, 2006 for the Phase II plan were not material.  The remaining cash payments are expected to be completed during the first quarter of fiscal 2008.

11.          GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended November 30, 2006, are as follows (in thousands):

Balance, May 31, 2006	$454,550
Goodwill acquired during the year	1,327
Currency translation effect	15,235
Balance, November 30, 2006	$471,112

Acquired intangible assets subject to amortization were as follows (in thousands):

	November 30, 2006			May 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Estimated
	Amounts	Amortization	Net	Amounts	Amortization	Net	useful lives
Maintenance contracts	$22,940	$10,114	$12,826	$22,940	$8,266	$14,674	Term
Technology	90,777	16,973	73,804	85,348	11,452	73,896	3-10 years
Client lists	10,748	5,355	5,393	10,634	4,736	5,898	4-10 years
Customer relationships	49,147	2,698	46,449	47,393	372	47,021	12 years
Trademarks	5,240	1,310	3,930	5,063	181	4,882	2 years
Order backlog	5,828	3,400	2,428	5,627	469	5,158	1 year
Non-compete agreements	3,750	1,333	2,417	3,518	352	3,166	5 years
	$188,430	$41,183	$147,247	$180,523	$25,828	$154,695

The Company amortizes its intangible assets using accelerated and straight-line methods, which approximates the proportion of future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset.  For the three months ended November 30, 2006 and 2005, amortization expense for intangible assets was $7.2 million and $2.2 million, respectively.  For the six months ended November 30, 2006 and 2005, there was $14.6 million and $4.3 million, respectively, in amortization expense for intangible assets.  Amortization expense is reported in cost of license fees, cost of consulting and amortization of acquired intangibles, in the accompanying Condensed Consolidated Statements of Operations.

The estimated future amortization expense for identified intangible assets is as follows (in thousands):

2007 (remaining 6 months)	$14,948
2008	27,718
2009	21,070
2010	17,793
2011	15,149
Thereafter	50,569
$147,247

12.          COMMITMENTS AND CONTINGENCIES

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

13.          SEGMENT AND GEOGRAPHIC AREAS

The Company views its operations and manages its business as one reportable segment, the development and marketing of computer software and related services including consulting and maintenance and customer support.  Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance.  In an effort to achieve greater operational scale and leverage costs with the acquisition of Intentia, the Company has and will continue to integrate the operations that support the Intentia M3 solutions and the legacy Lawson S3 solutions under one leadership structure for all verticals. As a result, the financial information utilized to evaluate the business operations combines M3 and S3 initiatives for all verticals for product sales, consulting services and maintenance and customer support.  The Company markets its products and services through the Company’s offices in the United States and its wholly-owned branches and subsidiaries operating in the Americas, EMEA and APAC.  The following tables present revenues and long-lived assets summarized by geographic region (in thousands):

Revenues	Geographical Region
Three months ended November 30, 2006	Americas	APAC	EMEA	Total
License fees	$12,758	$725	$8,558	$22,041
Services:
Maintenance	49,853	1,597	19,519	70,969
Consulting	35,057	4,234	52,192	91,483
Total services	84,910	5,831	71,711	162,452
Total revenues	$97,668	$6,556	$80,269	$184,493

Revenues	Geographical Region
Three months ended November 30, 2005	Americas	APAC	EMEA	Total
License fees	$17,752	$—	$369	$18,121
Services:
Maintenance	43,016	—	1,538	44,554
Consulting	25,840	—	522	26,362
Total services	68,856	—	2,060	70,916
Total revenues	$86,608	$—	$2,429	$89,037

Revenues	Geographical Region
Six months ended November 30, 2006	Americas	APAC	EMEA	Total
License fees	$24,593	$960	$13,256	$38,809
Services:
Maintenance	98,845	3,175	38,533	140,553
Consulting	68,715	8,433	89,820	166,968
Total services	167,560	11,608	128,353	307,521
Total revenues	$192,153	$12,568	$141,609	$346,330

Revenues	Geographical Region
Six months ended November 30, 2005	Americas	APAC	EMEA	Total
License fees	$36,280	$—	$445	$36,725
Services:
Maintenance	85,510	—	2,657	88,167
Consulting	50,887	—	1,172	52,059
Total services	136,397	—	3,829	140,226
Total revenues	$172,677	$—	$4,274	$176,951

Total revenues for the United States were $95.4 million and $84.1 million for the three months ended November 30, 2006 and 2005, respectively.  Sweden had $23.9 million in revenues for the three months ended November 30, 2006.  For the six months ended November 30, 2006 and 2005, respectively, total revenues for the United States were $188.2 million and $168.7 million, respectively.  Sweden had $41.6 million in revenues for the six months ended November 30, 2006.  Besides the United States and Sweden, no other countries reported revenues exceeding 10 percent of consolidated revenues.

	Geographical Region
Long-lived tangible assets	Americas	APAC	EMEA	Total
As of November 30, 2006	$10,588	$3,264	$15,094	$28,946
As of May 31, 2006	$10,633	$1,992	$13,564	$26,189

Long-lived tangible assets consist of property and equipment.

U.S. long-lived assets were $10.5 million and $10.6 million as of November 30, 2006 and May 31, 2006, respectively.  Sweden long-lived assets were $9.1 million and $7.1 million as of November 30, 2006 and May 31, 2006.  Besides the United States and Sweden, no other countries reported long-lived assets exceeding 10 percent of consolidated long-lived assets.

14.          INCOME TAXES

The quarterly tax expense is calculated using an estimated annual tax rate for the period.  Due to the recurring nature of losses in many of the foreign jurisdictions in which the Company conducts business, valuation allowances are required against potential tax benefits from projected losses in certain jurisdictions for the current year.  Thus, no net tax benefit can be recorded for those jurisdictions.  At November 30, 2006 the calculation of the projected tax rate is not meaningful, due to the Company forecasting a provision that exceeds its projected book income. However, the Company is able to derive a tax rate to be applied to quarterly pre-tax book income in jurisdictions without valuation allowances.  This estimated tax rate of 37.9 percent was computed by dividing the projected annual provision by the total consolidated pre-tax annual projected book income only for those jurisdictions for which a provision is expected.  This separate estimated annual tax rate was applied against the current period pre-tax book income for those same jurisdictions, to calculate the quarterly tax expense.

Income tax expense was $4.2 million and $6.7 million for the three and six months ended November 30, 2006, respectively, as compared to income tax expense of $4.2 million and $4.4 million for the three and six months ended November 30, 2005.  For the three and six months ended November 30, 2006, the calculation of the effective tax rate is not meaningful due to recording a nominal pre-tax book income amount for the three months ended November 30, 2006 and a tax expense on a net loss for the six months ended November 30, 2006.  This tax expense relates to profitable jurisdictions.  The effective tax rate for the three and six months ended November 30, 2005 was 39.2 percent and 29.1 percent, respectively, which reflected the impact of the Company’s release of $1.6 million of tax reserves in the first quarter of fiscal 2006.

The Company reviews its annual tax rate on a quarterly basis and makes any necessary changes. The estimated annual tax rate will fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from enacted tax law changes.

The Company identifies items which are unusual and non-recurring in nature, and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

15.          SUBSEQUENT EVENTS

On December 14, 2006, the Company and Sigma Enterprise Applications AB (Sigma) entered into a purchase agreement whereby the Company acquired from Sigma for approximately $2.0 million in cash, subject to certain adjustments as detailed in the agreement, Sigma’s business pertaining to the maintenance and servicing of the Company’s S3 products. The acquisition was completed to augment sales of S3 products in the EMEA region.  The Company is in the process of allocating the purchase price to the assets acquired.  The Company anticipates that the purchase price allocation will be finalized in the third quarter of fiscal 2007.  The financial results of Sigma will be included in the financial results of the Company from the date of acquisition.

The Company has also completed other acquisitions subsequent to November 30, 2006 that are not material individually or in the aggregate.

Consistent with the Company’s comments since our merger with Intentia, we are studying various efficiency measures as we continue to integrate the business.  These measures relate to pursuing our already underway global sourcing initiatives as well as other initiatives.  In regards to our global sourcing initiative we have arrangements with offshore partners as well as a captive offshore facility in Manila which now has 180 Full Time Equivalents (FTE’s) as of the end of the second quarter of fiscal 2007.  Over the next six quarters it is our current intention to rebalance some of our offshoring from our partners to our captive offshore facility.  In addition, we will likely continue the process of moving certain technical, service, support and general and administrative resources to our captive facility while continuing to invest in customer facing resources on-shore.  Also, we currently contemplate establishing a shared services center in the EMEA region in this same time frame to centralize and standardize processes to reduce business complexity and consolidate international support operations.  We currently anticipate these changes will result in restructuring charge which we are unable to estimate at this time pending the completion of formal plans involving the nature, timing and extent of the global restructuring activities.  The actions we take will assure future savings and permanent improvements in our cost structure.  We expect to finalize the scope and cost of our restructuring as well as an estimate of future savings by the time we file our third quarter fiscal 2007 results.

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

Business Overview

Lawson Software, Inc. (the “Company”) provides business application software, consulting and maintenance to customers primarily in the services sector, trade industries and manufacturing/distribution sectors.  We operate as one business segment focused on broad sectors.  We specialize in specific markets including healthcare, public services, retail, financial services, food and beverage, manufacturing and wholesale distribution.  In the manufacturing sector we serve both process manufacturing and discrete manufacturing.  In the service sector we serve both asset-intensive and labor-intensive services.  Our software includes enterprise financial management, human capital management, business intelligence, asset management, enterprise performance management, supply chain management, service management, manufacturing operations, business project management and industry-tailored applications.  Our applications help automate and integrate critical business processes, which enables our clients to collaborate with their partners, suppliers and employees.  Our consulting services primarily help our clients implement their Lawson applications.  Our support services provide ongoing maintenance and assistance to our clients.

We sell two lines of enterprise software solutions referred to as S3 and M3 consisting of licenses sold for our software products as well as maintenance and consulting services associated with those products.  S3 solutions consist of applications of legacy Lawson specifically designed for services industries.  M3 solutions consist of applications of Intentia geared for manufacturing, distribution and trade businesses who face resource constraints and whose processes are often complex and industry-specific.

Acquisition of Intentia International AB

On April 25, 2006, we completed the acquisition of Intentia International AB (“Intentia”).  We believe that the combination provides opportunities to leverage sales channels and sell expanded product lines across the combined business’s customer base.  The acquisition was accomplished through Lawson’s offer to exchange Intentia’s shares and warrants for newly issued shares of Lawson common stock (the “Exchange Offer”).  We also completed a reorganization merger in connection with the combination.  See Note 5 Business Combination of the Notes to the Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and related disclosures of contingent assets and liabilities. The most significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2006.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to bad debt, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

Contingencies.   The Company is subject to the possibility of various loss contingencies in the normal course of business. The Company accrues for loss contingencies when a loss is probable and able to be estimated.

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

Results of Operations

The following table sets forth certain line items in our Condensed Consolidated Statements of Operations as a percentage of total revenues and the period over period growth for the periods indicated:

	Percent of Total Revenue		Percent of Total Revenue		Percent of
	Three Months Ended		Six Months Ended		Dollar Change
	November 30,		November 30,		2007 vs. 2006
	2006	2005	2006	2005	Quarter	Year-to-Date
Revenues:
License fees	11.9%	20.4%	11.2%	20.8%	21.6%	5.7%
Maintenance	38.5	50.0	40.6	49.8	59.3	59.4
Consulting	49.6	29.6	48.2	29.4	247.0	220.7
Total revenues	100.0	100.0	100.0	100.0	107.2	96.0

Cost of revenues:
Cost of license fees	3.2	3.1	3.1	2.9	110.9	109.7
Cost of maintenance	7.6	8.3	8.3	8.3	90.2	95.1
Cost of consulting	43.5	29.8	43.3	29.4	202.3	188.9
Total cost of revenues	54.3	41.2	54.7	40.6	172.9	163.9

Gross margin	45.7	58.8	45.3	59.4	61.2	49.1

Operating expenses:
Research and development	12.2	15.8	12.4	16.2	60.4	50.1
Sales and marketing	21.6	21.9	22.2	21.7	105.0	99.8
General and administrative	12.0	11.2	13.8	15.2	121.3	79.1
Restructuring	—	—	1.0	—	*NM	*NM
Amortization of acquired intangibles	1.3	0.4	1.4	0.4	*NM	*NM
Total operating expenses	47.1	49.3	50.8	53.5	98.2	86.0

Operating (loss) income	(1.4)	9.5	(5.5)	5.9	(131.4)	(283.8)

Total other income	1.8	2.6	1.9	2.6	41.9	44.1
Income (loss) before income taxes	0.4	12.1	(3.6)	8.5	(93.7)	(183.1)
Provision for income taxes	2.3	4.7	2.0	2.4	(1.1)	53.0
Net (loss) income	(1.9)%	7.4%	(5.6)%	6.1%	(153.5)%	(279.8)%

*Not Meaningful

In our discussion of changes in results of operations from the second quarter of fiscal 2007 compared to fiscal 2006, we provide information regarding the results of the newly acquired Intentia (or M3 solutions) as a component of the consolidated results and also discuss results of legacy Lawson (or S3 solutions) separately where applicable.  Although we operate as one business segment we believe this distinction is meaningful information at this time because the acquisition is recent and we are still integrating the acquired company.  As integration progresses we will not be able to easily identify the results from each historical company separately.

Overview

We have begun to see the benefits of our business integration following the April 2006 acquisition of Intentia with the success of some cross-selling of our M3 solutions by legacy Lawson and our S3 solutions by Intentia.  Total revenue for the second quarter of fiscal 2007 was $184.5 million, an increase of $95.5 million or 107.2 percent from the second quarter of fiscal 2006.  The increase was driven by the addition of the newly acquired Intentia and primarily resulted from the sales and consulting activities associated with our M3 solutions.  Also contributing to the increase was our revenue for S3 solutions from legacy Lawson for the second quarter of fiscal 2007 which increased $6.8 million or 7.6 percent from the prior year.  The increase in S3 solutions revenue from the prior year was driven by increased maintenance and consulting revenue but was partially offset by a decline in S3 license fee revenue.  The decline in license fee revenue experienced by our S3 solutions is reflective of lower contracting activity and an increase in license revenue deferrals on new contracting activity due to terms and conditions in contracts executed during the second quarter that required revenue recognition deferral.  Total revenue for the six months ended fiscal 2007 was $346.3 million, an increase of $169.4 million or 95.7 percent from the prior year.  Maintenance and consulting revenues for Intentia continued to be adversely impacted by the fair value purchase accounting adjustment as a result of the acquisition which reduced the deferred revenue balances acquired in the fourth quarter of fiscal 2006.  As a result, $3.9 million and $8.5 million in maintenance and consulting revenue was not recognized for the three and six months ended fiscal 2007, respectively.  Acquired deferred license fee revenues for Intentia were completely eliminated as part of purchase accounting.

Consistent with our comments since our merger with Intentia, we are studying various efficiency measures as we continue to integrate the business.  These measures relate to pursuing our already underway global sourcing initiatives as well as other initiatives.  In regards to our global sourcing initiative we have arrangements with offshore partners as well as a captive offshore facility in Manila which now has 180 Full Time Equivalents (FTE’s) as of the end of the second quarter of fiscal 2007.  Over the next six quarters it is our current intention to rebalance some of our offshoring from our partners to our captive offshore facility.  In addition, we will likely continue the process of moving certain technical, service, support and general and administrative resources to our captive facility while continuing to invest in customer facing resources on-shore.  Also, we currently contemplate establishing a shared services center in the EMEA region in this same time frame to centralize and standardize processes to reduce business complexity and consolidate international support operations.  We currently anticipate these changes will result in restructuring charges which we are unable to estimate at this time pending the completion of formal plans involving the nature, timing and extent of the global restructuring activities.  The actions we take will assure future savings and permanent improvements in our cost structure.  We expect to finalize the scope and cost of our restructuring as well as an estimate of future savings by the time we file our third quarter fiscal 2007 results.

Three and Six Months Ended November 30, 2006 Compared To Three and Six Months Ended November 30, 2005

	Three Months Ended		Quarterly Change
	November 30,		2007 vs. 2006
(in thousands)	2006	2005	Dollars	Percent
Revenues:
License fees	$22,041	$18,121	$3,920	21.6%
Maintenance	70,969	44,554	26,415	59.3%
Consulting	91,483	26,362	65,121	247.0%
Total revenues	$184,493	$89,037	$95,456	107.2%

	Six Months Ended		Year-to-Date Change
	November 30,		2007 vs. 2006
(in thousands)	2006	2005	Dollars	Percent
Revenues:
License fees	$38,809	$36,725	$2,084	5.7%
Maintenance	140,553	88,167	52,386	59.4%
Consulting	166,968	52,059	114,909	220.7%
Total revenues	$346,330	$176,951	$169,379	95.7%

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

Total revenues for the second quarter of fiscal 2007 increased $95.5 million or 107.2 percent from the second quarter of the prior year of which $88.7 million of revenue was due to revenues from our M3 solutions.  Also contributing was an increase of $6.8 million in revenue over the prior year from our S3 solutions.  This increase resulted from increased maintenance and service revenue offset by a decline in license fee revenue.  Total revenue for the six months ended fiscal 2007 increased $169.4 million or 95.7 percent from the prior year, of which $158.2 million was due to revenues from our M3 solutions.

License Fees.   Our license fees primarily consist of fees resulting from products licensed to customers on a perpetual basis.  Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s purchase of additional users for previously licensed products.

License fee revenue for the second quarter of fiscal 2007 increased $3.9 million or 21.6 percent from the second quarter of fiscal 2006.  License fee revenue from our S3 solutions declined $5.3 million, but were offset by an increase of $9.3 million from the addition of the M3 solutions license revenue.  The decrease in S3 license fee revenue is primarily due to a decline in license contracting of $4.0 million and an increase in license deferrals of approximately $2.5 million from the prior year period resulting from terms and conditions in contracts executed during the second quarter that required revenue recognition deferral.  The decline in S3 license fee contracting activity reflects a decrease in average deal size and sales productivity.  Additionally, the roll in of deferred revenue from prior periods increased over the prior year by $1.0 million.  Total deferred license revenue increased by $18.4 million from the prior year with the addition of M3 license deferrals through the Intentia merger and the increase in license deferrals for S3 transactions.  The average deal size in the second quarter of fiscal 2007 was approximately 60 percent less than the average deal size for second quarter of the prior year.  Deals greater than $1.0 million declined to one in the second quarter of fiscal 2007 from six in the prior year although deals between $0.5 and $1.0 million increased from two to 12.  We had 33 new deals in the second quarter of fiscal 2007 compared to 16 in the second quarter of fiscal 2006 of which 16 new deals were driven primarily by our M3 product line.  License fee revenues as a percentage of total revenues for the second quarter of fiscal 2007 and 2006 were 11.9 percent and 20.4 percent, respectively.  Increases associated with the additions of M3 solutions offset by declines in S3 license sales led to the slight increase in license fee revenues for the six months ended fiscal 2007.  In addition to the discussion above the decrease in S3 license fee revenue for the six months ended fiscal 2007 over the prior year period reflects a decline in contracting due to lengthening sales cycles and higher deferrals due to lower conversion rates experienced in the first quarter of fiscal 2007.

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

Maintenance revenue for the second quarter of fiscal 2007 increased $26.4 million or 59.3 percent from the second quarter of fiscal 2006.  Maintenance revenue from our S3 solutions increased $5.8 million from the prior year while the addition of M3 solutions contributed $20.6 million to the increase.  The increase in S3 solutions from the prior year primarily resulted from annual price increases on steady maintenance renewals along with the addition of new customers.  Maintenance revenues for the M3 product line continued to be adversely impacted by the fair value purchase accounting adjustments as a result of the acquisition which reduced the deferred revenue balances acquired in the fourth quarter of fiscal 2006. This fair value purchase accounting adjustment had the effect of lowering the expected maintenance revenue from M3 maintenance services, by $2.8 and $5.9 million for the three and six months ended fiscal 2007, respectively.  Maintenance revenue as a percentage of total revenues for the second quarter of fiscal 2007 and 2006 was 38.5 percent and 50.0 percent, respectively.  Similar to the discussion above, maintenance revenue for the six months ended fiscal 2007 increased 59.4 percent from the prior year, with an increase in S3 solutions from the prior year along with the addition of M3 solutions.

Consulting.   Our consulting revenues consist of services related to software installations, software implementations, customized development, and training services to customers who have licensed our products.  Consulting revenue also includes our revenue from our hardware business.

Consulting revenue for the second quarter of fiscal 2007 more than tripled with an increase of $65.1 million from the second quarter of fiscal 2006.  Of this increase $58.8 million related to consulting revenue from the addition of Intentia.  Intentia has historically experienced higher consulting revenues when compared to Lawson’s traditional consulting revenues.  In the second quarter of fiscal 2007, the consulting revenue derived from Intentia’s consultants was 64 percent of total consulting revenues.  Additionally, consulting revenue for Intentia continued to be adversely affected by the fair value purchase accounting adjustments as a result of the acquisition which reduced the deferred revenue balances acquired in the fourth quarter of fiscal 2006. This fair value purchase accounting adjustment had the effect of lowering the expected consulting revenue by $1.1 million and $2.6 million for the three and six months ended fiscal 2007, respectively.  Excluding Intentia, consulting revenue from legacy Lawson increased $6.3 million or 24.1 percent from the prior year primarily resulting from increases in volume of approximately $3.7 million, an increase in revenue provided by third-parties of approximately $1.2 million and an increase of approximately $1.0 million due to increased rates.  Consulting revenue as a percentage of total revenues for the second quarter of fiscal 2007 and 2006 were 49.6 percent and 29.6 percent, respectively.  Consulting revenue for the six months ended fiscal 2007 with an increase of $114.9 million from the prior year was similarly impacted by the addition of Intentia’s consulting practice and growth in Lawson’s traditional practice as discussed above.

	Three Months Ended		Quarterly Change
	November 30,		2007 vs. 2006
(in thousands)	2006	2005	Dollars	Percent

Cost of revenues:
Cost of license fees	$5,850	$2,774	$3,076	110.9%
Cost of maintenance	13,997	7,358	6,639	90.2%
Cost of consulting	80,289	26,559	53,730	202.3%
Total cost of revenues	$100,136	$36,691	$63,445	172.9%

Gross Profit:
License fees	$16,191	$15,347	$844	5.5%
Maintenance	56,972	37,196	19,776	53.2%
Consulting	11,194	(197)	11,391	*NM
Total	$84,357	$52,346	$32,011	61.2%

Gross Margin:
License fees	73.5%	84.7%
Maintenance	80.3%	83.5%
Consulting	12.2%	(0.7)%
Total	45.7%	58.8%

	Six Months Ended		Year-to-Date Change
	November 30,		2007 vs. 2006
(in thousands)	2006	2005	Dollars	Percent

Cost of revenues:
Cost of license fees	$10,892	$5,195	$5,697	109.7%
Cost of maintenance	28,685	14,706	13,979	95.1%
Cost of consulting	150,023	51,931	98,092	188.9%
Total cost of revenues	$189,600	$71,832	$117,768	163.9%

Gross Profit:
License fees	$27,917	$31,530	$(3,613)	(11.5)%
Maintenance	111,868	73,461	38,407	52.3%
Consulting	16,945	128	16,817	*NM
Total	$156,730	$105,119	$51,611	49.1%

Gross Margin:
License fees	71.9%	85.9%
Maintenance	79.6%	83.3%
Consulting	10.1%	0.2%
Total	45.3%	59.4%

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

The increase in cost of license fees for the second quarter of fiscal 2007 from the second quarter of fiscal 2006 resulted primarily from the addition of costs of $3.1 million for the addition of Intentia which included $2.3 million in amortization of technology resulting from the Intentia acquisition.  The cost of license fees as a percentage of license fee revenue increased from 15.3 percent in the second quarter of fiscal 2006 to 26.5 percent, in the second quarter of fiscal 2007.  The decrease in license fee margins for the second quarter of fiscal 2007 from the second quarter of fiscal 2006 was primarily an increase in third party costs for embedded products as we ship IBM and other third party products.  Cost of license fees as a percentage of total revenues for the second quarter of fiscal 2007 and 2006 was 3.2 percent and 3.1 percent, respectively.  Cost of license fees for the six months ended fiscal 2007 increased $5.7 million over the prior year.  This increase was primarily a result of the addition of Intentia which included $4.3 million in amortization of technology resulting from the Intentia acquisition. The decrease in license fee margin for the six months ended fiscal 2007 from the prior year was impacted by increased third party costs as discussed above as well as a lower conversion rate of license contracting.

Cost of Maintenance.   Cost of maintenance includes salaries, employee benefits and related travel and overhead costs for providing support services to clients, as well as intangible asset amortization on support contracts purchased in April 2004.  Cost of maintenance does not include costs categorized as research and development, consistent with industry practice.

The increase in cost of maintenance for the second quarter of fiscal 2007 from the second quarter of fiscal 2006 primarily resulted from the addition of $6.8 million of cost of maintenance from Intentia.  Maintenance margin decreased from the prior year which is due to the addition of Intentia’s results with a lower margin than legacy Lawson.  This decrease was somewhat offset by a slight increase in margin in legacy Lawson as costs were flat on increased maintenance revenue.  Excluding Intentia, cost of maintenance was relatively flat compared to the second quarter of the prior year.  Cost of maintenance as a percentage of total revenues for the second quarter of fiscal 2007 and 2006 was 7.6 percent and 8.3 percent, respectively.  Cost of maintenance fees for the six months ended fiscal 2007 increased $14.0 million over the prior year of which $13.9 million was related to the addition of Intentia. The decrease in maintenance margin for the six months ended fiscal 2007 as compared to the prior year was impacted similar to the change for the quarter as discussed above.

Cost of Consulting.   Cost of consulting includes salaries, employee benefits, third-party consulting costs and related travel and overhead costs for providing implementation, installation, training and education services to clients.  Cost of consulting also includes costs associated with our hardware business.

The increase in cost of consulting for the second quarter of fiscal 2007 from the second quarter of fiscal 2006 resulted from the addition of $52.0 million of cost of consulting from Intentia, which included $1.4 million of amortization of intangible assets acquired in the acquisition.  Excluding the addition of Intentia, cost of consulting increased $1.8 million associated with the $6.3 million increase in S3 consulting revenue discussed above.  This increase was due to increased employee costs of $1.1 million from higher headcount and increased non-billable travel costs of $0.9 million associated with training.  Cost of consulting as a percentage of total revenues for the second quarter of fiscal 2007 and 2006 was 43.5 percent and 29.8 percent, respectively.  Consulting margins are higher with the addition of Intentia as they were higher than those generated by legacy Lawson in the prior year.  Additionally, consulting margins have continued to improve more in line with management’s expectations for legacy Lawson in the second quarter of fiscal 2007 driven by mix of type of consulting revenue.  Cost of consulting fees for the six months ended fiscal 2007 increased $98.1 million over the prior year.  This increase reflected a $4.6 million increase in cost of consulting associated with an $11.9 million increase in S3 consulting revenue for legacy Lawson as well as the addition of Intentia of $93.5 million which included $2.8 million in amortization of intangible assets acquired in the Intentia acquisition.

Operating Expenses

	Three Months Ended		Quarterly Change
	November 30,		2007 vs. 2006
(in thousands)	2006	2005	Dollars	Percent
Operating expenses:
Research and development	$22,530	$14,050	$8,480	60.4%
Sales and marketing	39,898	19,465	20,433	105.0%
General and administrative	22,215	10,039	12,176	121.3%
Restructuring	(32)	(5)	(27)	*NM
Amortization of acquired intangibles	2,400	357	2,043	*NM
Total operating expenses	$87,011	$43,906	$43,105	98.2%

	Six Months Ended		Year-to-Date Change
	November 30,		2007 vs. 2006
(in thousands)	2006	2005	Dollars	Percent
Operating expenses:
Research and development	$42,855	$28,550	$14,305	50.1%
Sales and marketing	76,790	38,437	38,353	99.8%
General and administrative	48,205	26,911	21,294	79.1%
Restructuring	3,360	5	3,355	*NM
Amortization of acquired intangibles	4,789	731	4,058	*NM
Total operating expenses	$175,999	$94,634	$81,365	86.0%

* Not meaningful

Total Operating Expenses. Total operating expenses for the second quarter of fiscal 2007 doubled over the second quarter of fiscal 2006 primarily due to the addition of Intentia operating expenses of $40.3 million.  Total operating expenses as a percent of revenue for the second quarter of fiscal 2007 were 47.2 percent, down from 49.3 percent for the second quarter of fiscal 2006 primarily due to a relatively smaller percentage of research and development costs compared to total revenue from Intentia.  Total operating expenses for the six months ended fiscal 2007 increased $81.4 million or 86.0 percent of which $78.1 million was due to the addition of Intentia.  Total operating expenses as a percent of revenue for the six months ended fiscal 2007 were 50.8 percent, down from 53.5 percent in the prior year which was also the result of the relatively smaller percentage of research and development costs from Intentia compared to total revenue from Intentia.  We plan to continue managing operating expenses aggressively throughout the year.

Research and Development.   Research and development expenses consist primarily of salaries, employee benefits, related overhead costs, and consulting fees associated with product development, enhancements and upgrades provided to existing customers under maintenance plans and to new customers, testing, quality assurance and documentation.

Research and development expenses for the second quarter of fiscal 2007 increased 60.4 percent from the second quarter of fiscal 2006 due to the addition of research and development costs associated with the M3 solutions.  Excluding the addition of $9.5 million from the acquisition of Intentia, research and development decreased $1.0 million, primarily due to lower resource costs of $0.6 million related to employee salaries and incentives due to offshoring and a decrease in contractor expenses of $0.2 million.  Research and development costs recorded for Intentia for the second quarter of fiscal 2007 are more in line with those costs typically experienced by Intentia, an increase from the first quarter which were lower during the summer months due to vacations impacting personnel related costs.  Research and development expenses as a percentage of total revenues for the second quarter of fiscal 2007 and 2006 were 12.2 percent and 15.8 percent, respectively.  Research and development expenses for the six months ended fiscal 2007 increased $14.3 million or 50.1 percent of which $17.0 million was due to the addition of Intentia offset by a decrease in legacy Lawson research and development on a year-to-date basis due to lower resource costs due to lower headcount as well as a decrease in contractor expenses.

Sales and Marketing.   Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel and overhead costs related to our sales and marketing personnel, as well as trade show activities, advertising costs and other costs associated with marketing our company.

Sales and marketing expenses for the second quarter of fiscal 2007 increased 105.0 percent from the second quarter of fiscal 2006 primarily due to the addition of sales and marketing expenses associated with the M3 solutions.  Excluding the addition of $19.2 million of sales and marketing expenses from Intentia, sales and marketing expenses increased $1.2 million due to increases in employee expenses of $1.5 million primarily related to increased salaries and higher headcount and including the expense recorded for stock-based compensation of $0.4 million.  Sales and marketing expenses recorded for Intentia for the second quarter of fiscal 2007 are more in line with those costs typically experienced by Intentia, an increase from the first quarter where costs were lower during the summer months due to vacations.  Sales and marketing expenses as a percentage of total revenues for the second quarter of fiscal 2007 and 2006 were 21.6 percent and 21.9 percent, respectively.  Sales and marketing expenses for the six months ended fiscal 2007 increased $38.4 million or 99.8 percent of which $35.7 million was due to the addition of Intentia.   The six month increase also reflects the expense recorded for stock-based compensation of $0.8 million.

General and Administrative.   General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees and bad debt expense.

General and administrative expenses for the second quarter of fiscal 2007 increased 121.3 percent from the second quarter of fiscal 2006.  The increase was due to the addition of $9.5 million of general and administrative expenses associated with M3 solutions and an increase of general and administrative expenses for legacy Lawson of $2.7 million over the second quarter in the prior year.  The increase in general and administrative expenses for legacy Lawson over the prior year primarily related to an increase in audit fees and Sarbanes-Oxley readiness efforts of $0.8 million, expense recorded for stock-based compensation of $0.9 million, $0.2 million of tax related fees and several other miscellaneous general and administrative expenses.  General and administrative costs for Intentia for the second quarter of fiscal 2007 continued to be somewhat higher than the normal trend due to integration costs including higher contractor costs due to integration initiatives. This trend is expected to decline over the next two quarters as we hire permanent employees and integration efforts are completed.  General and administrative expenses as a percentage of total revenues for the second quarter of fiscal 2007 and 2006 were 12.0 percent and 11.3 percent, respectively.  General and administrative expenses for the six months ended fiscal 2007 increased $21.3 million or 79.1 percent of which $21.1 million was due to the addition of Intentia.  On a year-to-date basis general and administrative expenses for legacy Lawson were flat compared to the prior year with higher accounting fees and increased bad debt expense as well as increases in other miscellaneous expenses offset by a decrease in stock-based compensation expense from the prior year.  Prior year stock-based compensation expense included $6.3 million of expense related to the negotiated separation agreement with its former president and chief executive officer.

Restructuring.   Restructuring activity for the second quarter of fiscal 2007 were minimal and consistent with the second quarter of fiscal 2006.  During the six months ended fiscal 2007, we recorded $3.4 million in restructuring charges compared with minimal restructuring charges recorded during the six months ended fiscal 2006.

On April 26, 2006, in conjunction with the acquisition of Intentia, the Company approved a plan designed to eliminate employee redundancies and exit or reduce leased facilities in both legacy Lawson and Intentia.

Legacy Lawson.  The plan for legacy Lawson includes the reduction of approximately 60 employees in the United States and United Kingdom and the exit or reduction in space for leases in certain facilities.  The reduction of employees include employees who work in operations, marketing, sales, research and development, maintenance and consulting.  As of May 31, 2006 the Company had a reserve of $1.2 million for severance and related benefits recorded and no reserve recorded for the exit of leased facilities.  For the three months ended November 30, 2006, $0.1 million of net additions of severance and related benefits and no costs to exit leased facilities were recorded, respectively.  For the three months ended November 30, 2006, $0.3 million of cash payments were made for severance and related benefits and $0.2 million of cash payments were made for the exit of leased facilities.  For the six months ended November 30, 2006, $0.1 million of net additions of severance and related benefits and $3.2 million of costs to exit leased facilities were recorded, respectively.  For the six months ended November 30, 2006, $1.1 million and $0.3 million of cash payments were made for severance and related benefits the exit of leased facilities, respectively.  This resulted in an ending balance as of November 30, 2006 for both severance and related benefits and the reserve for the exit or reduction of leased facilities of $3.1 million.  The company expects cash payments for severance and related benefits to be made through the first quarter of fiscal 2008 and cash payments for the exit of leased facilities to be made up to approximately two years subsequent to the end of fiscal 2007.

Intentia.  The plan for Intentia includes the reduction of approximately 125 employees in the EMEA and APAC and the exit or reduction in space for leases in certain facilities.  The reduction of employees include employees who work in all functional areas of the Company.  As of May 31, 2006 the Company had a reserve of $12.7 million for severance and related benefits recorded and $16.8 million of reserve recorded for the exit of leased facilities for a total reserve of $29.5 million.  For the three months ended November 30, 2006, no additions or adjustments were made for either severance and related benefits or costs to exit leased facilities.  For the three months ended November 30, 2006, $4.8 million of cash payments were made for severance and related benefits and $0.8 million of cash payments were made for the exit of leased facilities.  For the six months ended November 30, 2006, no additions or adjustments were made for either severance and related benefits or costs to exit leased facilities.  For the six months ended November 30, 2006, $6.1 million and $0.8 million of cash payments were made for severance and related benefits and the exit of leased facilities, respectively.  This resulted in an ending balance as of November 30, 2006 for both severance and related benefits and the reserve for the exit or reduction of leased facilities of $22.6 million.  As of November 30, 2006, the Company has specified employees and facilities in the restructuring plan however, the Company expects that there may be adjustments to the reserves recorded to the purchase price for modifications to amounts initially estimated in the restructuring plans.  The company expects cash payments for severance and related benefits to be made through the first quarter of fiscal 2008 and cash payments for the exit of leased facilities to be made up to approximately two years subsequent to the end of fiscal 2007.

We expect to see cost savings as a result of the April 2006 restructuring plans with a reduction in cost of revenue and operating expenses in future periods resulting from lower facility lease expense and reduced headcount.  We expect to begin to see the effects of these cost savings by the end of fiscal 2007 and into fiscal 2008.

Amortization of Acquired Intangibles.   Amortization of acquired intangibles for the three and six months ended fiscal 2007 was $2.4 million and $4.8 million, respectively as compared with $0.4 million and $0.7 million for the three and six months ended fiscal 2006, respectively.  The increase over fiscal 2006 primarily results from the amortization of intangibles acquired in the Intentia acquisition.

Other Income, Net

Other income net, which is primarily composed of interest income earned from cash and marketable securities, increased to $3.3 million for the three months ended November 30, 2006, from $2.3 million for the same quarter in fiscal 2006.  The $1.0 million increase in other income, net was due primarily to an increase in interest income reflecting a $34.5 million increase in average invested balances and an increase in average yields, which were 5.2 percent and 3.8 percent for the second quarters of fiscal 2007 and 2006, respectively.

For the six months ended November 30, 2006, other income, net increased to $6.7 million from $4.6 million for the six months ended November 30, 2005.  The $2.1 million increase in other income, net, was due primarily to an increase in interest income reflecting a $42.8 million increase in average invested balances and an increase in average yields, which were 5.1 percent and 3.5 percent for the six months ended November 30, 2006 and 2005, respectively.

Provision for Income Taxes

Income tax expense was $4.2 million for the three months ended November 30, 2006, as compared to income tax expense of $4.2 million for the three months ended November 30, 2005.  Income tax expense was $6.7 million for the six months ended November 30, 2006 as compared to income tax expense of $4.4 million for the six months ended November 30, 2005.  For the three and six months ended November 30, 2006, the calculation of the effective tax rate is not meaningful due to recording a nominal pre-tax book income amount for the three months ended November 30, 2006 and a tax expense on a net loss for the six months ended November 30, 2006.  This tax expense relates to profitable jurisdictions.  The effective tax rates for the three and six months ended November 30, 2005 was 39.2 percent and 29.1 percent, respectively, which reflected the impact of releasing of $1.6 million of tax reserves in the first quarter of fiscal 2006.  We review our reported effective tax rate on a quarterly basis and make any necessary changes.

Stock-Based Compensation

On June 1, 2006, we adopted the provisions of SFAS No. 123(R). Under SFAS No. 123(R), stock-based employee compensation cost is recognized using the fair-value based method for all new awards granted after June 1, 2006 and unvested awards outstanding at June 1, 2006.  Compensation costs for unvested stock options and awards that are outstanding at June 1, 2006, will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro-forma disclosures under SFAS No. 123, using a straight-line method.  We elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively restated.  Stock-based compensation expense for non-vested awards granted prior to the effective date is being recognized over the remaining service period using the fair-value based compensation cost estimated for SFAS No. 123 pro forma disclosures.  Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of

Operations for the three months ended November 30, 2006, was $1.6 million, or $1.0 million net of tax.  This had an impact of $.01 on our earnings per share for the three months ended November 30, 2006.  Total stock-based compensation expense for the six months ended November 30, 2006, was $3.7 million, or $2.4 million net of tax.  This had an impact of $.01 on our earnings per share for the six months ended November 30, 2006.  During the three months ended November 30, 2005, prior to the adoption of SFAS No. 123(R), stock-based employee compensation expense recognized by the Company was not material.  During the six months ended November 30, 2005, prior to the adoption of SFAS No. 123(R), we recognized $6.5 million, or $4.0 million net of tax stock-based employee compensation expense, that included a $6.3 million, or $3.8 million non-cash after tax charge resulting from the negotiated separation agreement with our former president and chief executive officer.  Other amendments to stock option agreements as of November 30, 2005 did not have a material impact to the results of operations as of the three and six months ended November 30, 2005.  See Note 2 for further discussion of these amendments.

For purposes of calculating the fair value of options under SFAS No. 123(R), the weighted average fair value of options granted during the six months ended November 30, 2006 was $3.69.  For purposes of calculating the fair value of options under SFAS No. 123, the weighted average fair value of options granted during the six months ended November 30, 2005 was $3.13.  The weighted average fair values were based on the fair values on the dates of grant.  The fair values for the options were calculated using the Black-Scholes option-pricing model utilizing the following assumptions:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Weighted average per option fair value	$3.94	$3.70	$3.69	$3.13
Assumptions used for option grants:
Expected life (years)	5.3	5.0	5.0	5.0
Risk-free interest rate	4.5%	4.3%	4.6%	3.6%
Volatility	54.2%	52.0%	52.9%	56.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	6.1%	N/A	6.1%	N/A

In June 2005 the expected life was based on the historical expected life that was established from historical observations.  In June 2006, we calculated expected life based on historical observations, taking into account the contractual life of the option and expected time to post-vesting forfeiture and exercise.  The risk free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity that correlates to the expected life of the options.  We are using a combination of historical and implied volatility (blended method) to calculate the volatility.  Currently our historical volatility calculation for grants with estimated lives of 4 years or more is based on a four-year look back period (to the period up to and including our IPO).  We will continue to increase the look back in order to coincide with the expected life of our grants.  The pre-vesting forfeiture rate is calculated by looking at historical actual forfeitures of options compared to grants.  Before implementing SFAS No. 123(R), forfeitures were accounted for as they occurred.

Unrecognized compensation expense related to outstanding stock options as of November 30, 2006, was $15.7 million and is expected to be recognized over a weighted average period of 3.49 years and will be adjusted for any future changes in estimated forfeitures.

Liquidity and Capital Resources

	Six Months Ended
	November 30,	November 30,
	2006	2005	Change
	(in thousands, except %)
Cash Flow
Cash (used in) provided by operating activities	$(30,987)	$23,427	(232.3)%
Cash used in investing activities	$(6,412)	$(44,744)	85.7%
Cash provided by financing activities	$9,280	$6,270	48.0%

	As of November 30,	As of May 31,
	2006	2006	Change
	(in thousands, except%)
Capital Resources
Working capital	$155,386	$168,201	(7.6)%
Cash and cash equivalents and marketable securities	$265,379	$306,581	(13.4)%

As of November 30, 2006, we had $265.4 million in cash, cash equivalents and marketable securities and $155.4 million in working capital. Our most significant source of operating cash flows is derived from license fees, maintenance fees and consulting services to our customers.  Days sales outstanding (DSO), which is calculated on net receivables at period end divided by revenue for the quarter times 90 days in the quarter, was 79 and 50 as of November 30, 2006 and May 31, 2006, respectively.  The DSO as of May 31, 2006 does not include Intentia as a combined DSO would not have been meaningful as the acquisition occurred late in the fourth quarter ended fiscal 2006.  The increase in combined DSO from May 31, 2006 is reflective of the impact of the addition of receivables acquired from the acquisition of Intentia for which there is no associated revenue in the current period as well as the increase in deferred license and consulting fee revenue from the prior year end.  Additionally, the increase reflects the impact of longer payment terms often granted in sales outside the U.S.  The acquisition of Intentia increased our accounts receivable outside the U.S. and has led to higher consolidated accounts receivable with longer terms and higher DSO’s.  DSO calculated for legacy Lawson as of November 30, 2006 was 49, which is consistent with May 31, 2006. Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services, and facilities.

We believe that cash flows from operations, together with our cash, cash equivalents and marketable securities, will be sufficient to meet our cash requirements for working capital, capital expenditures and investments for the foreseeable future. As part of our business strategy, we may acquire companies or products from time to time to enhance our product lines.

During the third quarter ended February 28, 2006, we began a program to invoice S3 annual support renewals in the Americas so that most customers will have a June 1 renewal date each year for software support.  In the past, annual support renewal dates with customers were spread throughout the year, based on either the beginning of a quarter or the anniversary date of the initial license agreement with a customer.  Accordingly, cash generated from support renewals was spread over an entire fiscal year.  Under this new program, we will invoice customers for annual support during the 90-day period before each June 1, and expect payments by June 1.  As a result, beginning in the first quarter of fiscal 2008, we anticipate our cash balance from annual support payments will increase when these invoices are paid, and then will decrease after each June 1 over the remainder of the year as we apply that cash towards the fulfillment of our support obligations.  We have begun to see the negative impact on operating cash flow of this shift in the first and second quarter of fiscal 2007 as we bill shorter and shorter support periods leading up to June 1, 2007.  Revenue is not affected by this new program as revenue is recognized as the services are provided.  Intentia’s invoicing cycle has historically been throughout the year and the Company will be implementing a similar program to establish common renewal dates for M3 support renewals.  This is expected to begin during the third quarter of fiscal 2007 and will likely have January 1 renewal dates.

Cash flows from operating activities:

Net cash used in operating activities was $31.0 million for the six months ended November 30, 2006, compared with $23.4 million of net cash provided by operating activities for the six months ended November 30, 2005.  Our net loss of $19.3 million was offset by non-cash charges of $24.6 million.

Non-cash charges of $24.6 million for the six months ended November 30, 2006 increased from prior year non-cash charges of $14.7 million and primarily included charges of $19.3 million of depreciation and amortization, an increase from the prior year, a $1.7 million increase in the provision for doubtful accounts compared to a decrease in the prior year, and $3.7 million of stock-based compensation expense, a decrease from the prior year.  Compensation expense for the prior year included a $6.4 million stock compensation charge related to a negotiated separation agreement with the Company’s former president and Chief Executive Officer.

The net working capital changes of $36.3 million increased the overall cash used to $31.0 million.  The significant activity in cash flows from working capital changes for the six months ended November 30, 2006 are related to a decrease in accrued and other liabilities of $15.6 million, a decrease in deferred revenue and client deposits of $13.4 million, a decrease in accounts payable of $8.4 million and a decrease in income tax payable of $1.7 million.  These were partially offset by a decrease in prepaid and other assets of $1.7 million and a decrease in trade accounts receivable of $1.2 million. The decrease in deferred revenue is primarily due to a decrease in deferred maintenance renewals during the period.  The switch to a June 1st common renewal date for maintenance has lowered the support renewals invoiced in the first six months by $22.7 million which negatively affected operating cash flows.  The decrease in accrued and other liabilities resulted from the pay down of certain accrued liabilities including variable compensation which existed at the date of acquisition and payment of integration related reserves.

Cash flows from investing activities:

Net cash used in investing activities was $6.4 million for the six months ended November 30, 2006, compared with $44.7 million in cash used in investing activities for the six months ended November 30, 2005.  The decrease in cash used in investing activities for the six months ended November 30, 2006, primarily related to $87.8 million of cash received from maturities of marketable securities partially offset by $73.7 million of purchases of marketable securities and $5.5 million of purchases of property and equipment.  Additionally an increase in restricted cash of $13.5 million that is being held until settlement of the purchase of the remaining shares of Intentia decreased cash flow from investing activities.

Cash flows from financing activities:

Net cash provided by financing activities was $9.3 million for the six months ended November 30, 2006, compared with $6.3 million in cash provided by financing activities for the six months ended November 30, 2005.  The financing activities for the six months ended November 30, 2006, primarily related to $7.1 million in cash received from the exercise of stock options and $1.8 million in cash received from the proceeds of long term debt.

Derivatives

We account for derivative instruments, consisting of foreign currency forward contracts, pursuant to Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 requires that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. We employ derivative financial instruments to offset recognized non-functional currency transaction exposures. Gains and losses resulting from changes in the fair value of our derivative portfolio are recorded in each accounting period. These gains and losses largely offset gains and losses from non-functional currency balance sheet exposures previously recognized. We do not use derivative instruments for trading purposes and do not employ hedge accounting.  All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in the Condensed Consolidated Statements of Operations.  As of November 30, 2006, the net fair value of our derivatives was $3.6 million, $1.4 million is included in prepaid expenses and other assets and $5.0 million is included in other accrued liabilities.

Credit Facilities

We have a credit facility that was entered into by Intentia on November 1, 2004 and assumed by Lawson.  The facility consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $5.8 million (Swedish Kroner (SEK) 40 million).  The facility is secured by a corporate letter of guaranty by Lawson Software, Inc.  As of November 30, 2006, $0.3 million was outstanding under the guarantee line and $5.5 million was available for use.  We also have various other outstanding guarantees totaling $0.4 million with various financial institutions.

Restricted Cash

The Company has $13.5 million held as restricted cash as of November 30, 2006.  This restricted cash is being held as collateral to secure a bank guarantee for the settlement of the purchase of the remaining shares of Intentia.  Through the arbitration process the Company is required to hold this amount although the amount may not be indicative of the purchase price of the remaining shares.  The restricted cash has been classified as a non-current asset on the balance sheet.

Share Repurchase Plan

    On November 13, 2006, the Company announced that the board of directors approved a share repurchase of up to $100 million of common stock.  The share repurchase will be funded using the Company’s existing cash balance and future cash flows, and will occur through open market purchases, privately negotiated transactions and/or transactions structured through investment banking institutions as permitted by securities laws and other legal requirements.  Market conditions will influence the timing of the buyback and the number of shares repurchased.  No shares were repurchased during the three and six months ended November 30, 2006 under this plan.

Disclosures about Contractual Obligations and Commercial Commitments

There have been no material changes to the Company’s contractual obligations and commercial commitments as disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2006.

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities, related parties or other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of November 30 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of November 30, 2006, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2006 and 2017. Rent expense under operating leases for the three months ended November 30, 2006 and 2005 was $9.0 million and $3.3 million, respectively.  Rent expense under operating leases for the six months ended November 30, 2006 and 2005 was $18.4 million and $6.9 million, respectively.  The increase is primarily due to the acquisition of Intentia on April 25, 2006.

There have been no material changes in contractual obligations from the amounts reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

Foreign Currency

The Company has a potential loss arising from adverse changes in foreign currency exchange rates.  For the six months ended November 30, 2006, approximately 45 percent of our revenue was denominated in a foreign currency which is an increase from the approximate two percent as of the six months ended November 30, 2005 due to the addition of Intentia which was acquired in the fourth quarter of fiscal 2006.  As a result the Company now has significant assets and operations in Europe as well as Asia-Pacific resulting in exposure to foreign currency gains and losses.

As a result of the acquisition of Intentia and an increase in transactions denominated in foreign currencies and the increase in foreign currency exposure in fiscal 2007, we will manage foreign currency market risk, from time to time, using forward contracts to offset the risk associated with the effects of certain foreign currency exposures.  These foreign currency exposures are primarily associated with inter-company transactions in our non-functional currencies.  Increases or decreases in our foreign currency exposures are expected to be offset by gains or losses on forward contracts.  This is expected to mitigate the possibility of significant foreign currency transaction gains or losses in future periods.

We do not use forward contracts for trading purposes.  All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in the Consolidated Statement of Operations.  Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.  Net foreign exchange transaction gains (losses) related to forward contracts recorded in the Consolidated Statement of Operations for the three and six months ended November 30, 2006 was $0.1 million and $0.2 million, respectively.  At November 30, 2006 the fair value of foreign currency forward contracts approximated $3.6 million net liability recorded in other accrued liabilities in the Condensed Consolidated Balance Sheets.  For the prior three and six months ended November 30, 2005 we did not employ derivative financial instruments.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158).  SFAS 158 amends SFAS 87, Employers’ Accounting for Pension (SFAS 87), SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Benefits and for Termination Benefits (SFAS 88), and SFAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits.  Effective for fiscal years ending after December 15, 2006, SFAS 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans.  The impact of adoption will be recorded as an adjustment of other accumulated comprehensive income. Subsequent changes in funded status will be recognized as a component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost pursuant to SFAS 87 or SFAS 88.  The Company is currently evaluating the impact of adopting SFAS No. 158 on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the expected impact of the provisions of SFAS No. 157 on its results of operations and its financial position.

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

In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement 109, Accounting for Income Taxes.  This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement and disclosure of tax positions that a company has taken or expects to be taken on a tax return.  Additionally, FIN48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and transition.  Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted.  The Company is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated results of operations and financial condition.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency.  The Company’s market risk includes the potential loss arising from adverse changes in foreign currency exchange rates.  For the six months ended November 30, 2006, approximately 45 percent of our revenue was denominated in a foreign currency which is an increase from the approximate two percent as of the six months ended November 30, 2005 due to the addition of Intentia which was acquired in the fourth quarter of fiscal 2006.  As a result the Company now has significant assets and operations in Europe as well as Asia-Pacific resulting in exposure to foreign currency gains and losses.

As a result of the acquisition of Intentia and an increase in transactions denominated in foreign currencies and the increase in foreign currency exposure in fiscal 2007, we will manage foreign currency market risk, from time to time, using forward contracts to offset the risk associated with the effects of certain foreign currency exposures.  These foreign currency exposures are primarily associated with inter-company transactions in our non-functional currencies.  Increases or decreases in our foreign currency exposures are expected to be offset by gains or losses on forward contracts.  This is expected to mitigate the possibility of significant foreign currency transaction gains or losses in future periods.

We do not use forward contracts for trading purposes.  All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in the Consolidated Statement of Operations.  Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.  Net foreign exchange transaction gains (losses) related to forward contracts recorded in the Consolidated Statement of Operations for the three and six months ended November 30, 2006 was $0.1 million and $0.2 million, respectively.  At November 30, 2006 the fair value of foreign currency forward contracts approximated $3.6 million net liability recorded in other accrued liabilities in the Condensed Consolidated Balance Sheets.  For the prior three and six months ended November 30, 2005 we did not employ derivative financial instruments.

Interest Rates.  There were no material changes in interest rate risk for the Company in the period covered by this report.  See the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006 for a discussion of interest rate risk for the Company.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the material weakness that was identified in our first quarter as reported in our From 10-Q for the quarter ended August 31, 2006, still exists for the second quarter ended November 30, 2006.  Although progress has been made regarding the material weakness identified in the first quarter of fiscal 2007, our disclosure controls and procedures in our internal control over financial reporting relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with generally accepted accounting principles of the United States of America (U.S. GAAP) still need improvement.  See further discussion of our update regarding this material weakness identified as of August 31, 2006 within Changes in Internal Control Over Financial Reporting below.

Management determined that a material weakness in our internal control over financial reporting existed as of August 31, 2006 relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with U.S. GAAP.  In order to compensate for a lack of adequate finance and accounting staff at Intentia, management implemented transitional controls that utilized existing staff at the Company’s corporate headquarters based in St. Paul, Minnesota to perform the U.S. GAAP accounting requirements for Intentia.  The transitional controls put in place in the first quarter of fiscal 2007 surrounding Intentia caused additional strain on our financial reporting function resulting in the operating effectiveness of the St. Paul, Minnesota finance and accounting personnel to become inadequate in the first quarter of fiscal 2007.  As a result of this material weakness, the Company experienced accounting adjustments in order to comply with US GAAP related to its adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)), during the first quarter of 2007, as well as in other areas.  These accounting adjustments, when considered in light of other current internal control deficiencies and significant deficiencies results in management assessing that the Company’s lack of qualified accounting and finance personnel represents a more than remote likelihood that a material misstatement could result in our interim Condensed Consolidated Financial Statements that would not be prevented or detected.  Accordingly, management has determined that the Company’s inadequate finance and accounting personnel control deficiency constitutes a material weakness in our internal control over financial reporting as of November 30, 2006.  As a result of this material weakness, management has implemented changes during the second quarter ended November 30, 2006, to address controls relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with U.S. GAAP.  See Management’s Actions and Plans for Remediation below.

Changes in Internal Control Over Financial Reporting

Management’s Actions and Plans for Remediation

Management has implemented the following changes in our internal control over controls relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with U.S. GAAP.  These changes were partially implemented during the second quarter ended November 30, 2006 and are expected to affect Lawson’s internal controls relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with U.S. GAAP.  We intend to continue to remediate the aforementioned material weakness in our internal control over financial reporting during fiscal 2007 and we will again report on the status of our remediation efforts when the Company files its Form 10-Q as of and for the period ended February 28, 2007, and its Form 10-K as of and for the year ending May 31, 2007.  In particular, management has implemented the following:

•                  Hired additional and permanent Finance department personnel with technical accounting expertise that have appropriate accounting backgrounds and fully understand U.S. GAAP reporting requirements.  In addition, certain contractors were added for specific experience or expertise where a gap needed to be filled.  These additions were done primarily within Lawson International.

•                    Provided additional education and training to the currently existing Intentia accounting personnel regarding revenue recognition, accounting processes, Sarbanes-Oxley, and month-end close process.

•                  Expanded the legacy Lawson financial controls and processes to the legacy Intentia financial reporting organization, including changes to the record keeping processes that support U.S. GAAP reporting requirements.  This included remediating significant deficiencies that were open from the first quarter ended August 31, 2006, enhanced control processes over SFAS No. 123(R), and enhanced financial statement review analysis for all areas of Lawson.

•                  Reallocated responsibilities within the legacy Lawson St. Paul, Minnesota based Finance organization to properly address financial reporting and technical accounting matters encountered.  This included allocating more management attention to the overview process regarding the consolidation process and finalization of the financial information as reported in the Form 10-Q.

In light of the material weakness identified, in preparing our Condensed Consolidated Financial Statements as of and for the quarter ended November 30, 2006, we performed additional analyses and other post-closing procedures in an effort to ensure our Condensed Consolidated Financial Statements included in this Report as of and for the quarter ended November 30, 2006 have been prepared in accordance with U.S. GAAP.  We will continue to perform the additional analyses and other post-closing procedures to mitigate the risk of potential material misstatements to the Company’s financial statements in future quarters.

Management believes that it has made progress towards remediating the material weakness relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with U.S. GAAP.  However, management understands that the material weakness identified in the first quarter ended August 31, 2006 still exists and that full remediation of this material weakness cannot be fully resolved until further actions are completed in each of the areas noted above.  Management intends to complete the remediation of this material weakness by the fourth quarter of 2007 at the earliest.  The integration of Intentia is complex, however, and is made more challenging given that Intentia will be within the scope of our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 in fiscal 2007.

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

We must hire additional account executives in our sales organization to achieve our revenue goals.

Revenue growth, and in particular software license revenue growth, requires that we have a sufficient number of trained account executives in our sales organization to develop leads and call on prospective customers.  Competition in our industry for experienced account executives is intense.  Competitors and other software companies may lure away our account executives through signing bonuses and other special incentives.  Although we have had a continuous recruitment program for new account executives, we must intensify our recruitment efforts to increase the number of account executives.  When we hire new account executives, the time period required for that person to become productive will vary, depending on their experience and training and the customer pipeline and length of sales cycle.

If we are unable to attract and retain software developers, services consultants, finance and accounting specialists,  and other qualified personnel, we will be unable to develop new products and increase our revenue and profitability.

We also rely on the continued service of our senior management, software developers, services consultants, finance and accounting specialists, and other key employees.  In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical, financial and other personnel.  The failure to attract, train, retain and effectively manage employees could negatively impact our development and efforts and cause a degradation of our customer service.  If we are unable to attract and retain finance and accounting personnel who have experience with the software industry and United States accounting requirements, we will have to continue to rely on more costly contractors to fill the roles necessary for us to meet our governance and regulatory requirements.

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

•                   Maintenance and services revenue and margins. Legacy Lawson had better maintenance revenue and margins, whereas Intentia had better professional services revenue and margins, in part due to its lower number of non-billable services consultants.  We need to continue to improve the overall maintenance and consulting services margin of our combined company to achieve our overall profitability goals.  If new customer activity with new maintenance and services sales are below expectations our maintenance and services margins may decline because new customers are needed to offset attrition of existing customers who do not renew maintenance or who do not purchase additional services.

•                   Revenue from cross sales. Revenue growth through the cross sale of Lawson S3 and Intentia M3 products to our respective customers and new customers has been a challenge.  We have had some success with new sales of M3 products in the United States, but we must continue to increase the number of sales personnel trained to sell our broader set of products. This includes building a sales force in the Americas to allow increased focus on manufacturing and wholesale distribution customer prospects.  It also includes training sales personnel from the former Intentia on selling Lawson S3 products and training sales personnel from the legacy Lawson organization on selling Intentia M3 products. Currently, our S3 business intelligence products (primarily in English) and M3 enterprise asset management products are available for cross sale. We plan to expand business intelligence products into other languages and expand other products for cross sale, including, for example our human capital management S3 products (excluding payroll).  However, most of these product development projects could take more than a year to complete.

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

We have consolidated Lawson and Intentia facilities and taken other steps to reduce combined company costs.  If we decide to take additional restructuring measures to address these risks, we may be required to incur financial charges in the period when we make that decision, which could have a material adverse impact on our results of operations for that period.

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

As a Swedish company, Intentia was not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 concerning the design and operating effectiveness of internal control over financial reporting.  Consequently, Intentia did not have the staff, experience, training or procedures to comply with these requirements.  Since the closing of the acquisition in April 2006, we have been integrating our two businesses and have compensated for the lack of finance staff at Intentia with finance staff at legacy Lawson which, in turn, has over-extended the finance staff at legacy Lawson.  As of August 31, 2006, we have identified that a material weakness in our internal control over financial reporting exists relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company's accounting policies in accordance with generally accepted accounting principles of the United States of America (U.S. GAAP).   Although we have intensified our hiring efforts for qualified accounting personnel, this material weakness has not been remediated as of November 30, 2006.  The existence of an internal control deficiency which has been assessed as a material weakness can increase the risk that the Condensed Consolidated Financial Statements included in this Report do not fairly present, in all material respects, the financial condition, results of operations and cash flows for the periods presented. As a result of the existence of this material weakness, we could encounter delays in our ability to complete our financial reporting on a timely basis and lose investor confidence in the accuracy and completeness of our financial reporting which, in turn, could have a negative market reaction.

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

 We are accounting for the acquisition of Intentia as a purchase following accounting principles generally accepted in the United States. Under the purchase method of accounting, the purchase price of Intentia will be allocated to the fair value of the identifiable tangible and intangible assets and liabilities that we acquire from Intentia. In addition, accounting for the combination of Intentia under the purchase method required a decrease in deferred revenue to fair value. The excess of the purchase price over Intentia’s tangible net assets was allocated to goodwill and intangible assets. We are required to perform periodic impairment tests on goodwill and certain intangibles to evaluate whether the intangible assets and goodwill that we acquired from Intentia continue to have fair values that meet or exceed the amounts recorded on our balance sheet. If the fair values of such assets decline below their carrying value on our balance sheet, we may be required to recognize an impairment charge related to such decline. As of November 30, 2006 we had goodwill of $471.1 million and acquired intangibles of $147.2 million on our Condensed Consolidated Balance Sheets. As a result of the completed acquisition of Intentia, we have realized a significant increase in goodwill and acquired intangibles.  To the extent that we do not generate sufficient cash flows to recover the net amount of the goodwill and intangibles recorded, the goodwill and intangibles could be subsequently written-off.  In such an event, our results of operations in any given period would be negatively impacted, and the market price of our stock could decline.

International sales and operations subject us to risks that can adversely affect our operating results.

We derive a substantial portion of our revenues, and have significant operations, outside of the United States.  Our international operations include software development, sales, customer support and administration.  We face challenges in managing an organization operating in various countries, which can entail longer payment cycles and difficulties in collecting accounts receivable, fluctuations in currency exchange rates, overlapping tax regimes, difficulties in transferring funds from certain countries and reduced protection for intellectual property rights in some countries. We must comply with a variety of international laws and regulations, including trade restrictions, local labor ordinances, and import and export requirements.

We may experience foreign currency gains and losses.

We conduct a significant portion of our business in currencies other than the United States dollar. Our revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens.  Changes in the value of major foreign currencies, particularly the Euro, Swedish Krona and British Pound relative to the United States dollar can significantly affect revenues and our operating results.  Our foreign currency transaction gains and losses are charged against earnings in the period incurred.

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

As of December 22, 2006, our executive officers, directors, and affiliated entities, in the aggregate, beneficially owned 21.2 percent of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations.  Sale of a portion of these shares in the public market, or the perception that such sales are likely to occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Use of Proceeds

As of November 30, 2006, we held $53.2 million of net proceeds from our initial public offering in interest-bearing, investment grade securities.  During the three months ended November 30, 2006, we used approximately $2.8 million for capital expenditures, $1.0 million for repayment of debt and payment of capital lease obligations and $2.0 million for the acquisition of CAS.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The Company held its Annual Meeting of Stockholders on October 26, 2006

(b)                                 Pursuant to the election of the nine directors listed under Item 4 (c)(1), Steven C. Chang, Harry Debes, Peter Gyenes, David R. Hubers, H. Richard Lawson, Michael A. Rocca, Robert A. Schriesheim, Romesh Wadhwani and Paul Wahl were each elected as directors for a term of one year.

(c)           The Company’s stockholders voted on the following matters:

                (1) Election of nine directors.  All directors nominated by the Board of Directors were elected.

	Votes	Votes
Nominee	For	Withheld
Steven C. Chang	156,769,407	4,257,899
Harry Debes	160,008,667	1,018,639
Peter Gyenes	160,014,687	1,012,619
David R. Hubers	159,683,793	1,343,513
H. Richard Lawson	159,174,179	1,853,127
Michael A. Rocca	160,013,156	1,014,150
Robert A. Schriesheim	160,004,409	1,022,897
Romesh Wadhwani	156,773,325	4,253,981
Paul Wahl	159,821,854	1,205,452

(2)          The stockholders voted to renew the 2001 Employee Stock Purchase Plan and amend eligibility, with 145,244,417 affirmative votes, 1,590,415 negative votes, and 19,542 votes abstaining.

(3)          The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending May 31, 2007, with 160,130,867 affirmative votes, 868,598 negative votes, and 27,840 votes abstaining.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits

	10.4	2001 Employee Stock Purchase Plan (amended and restated October 26, 2006).

	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Harry Debes.

	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Robert A. Schriesheim.

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Harry Debes.

	32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Robert A. Schriesheim.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 9, 2007

LAWSON SOFTWARE, INC.

	By:	/s/ ROBERT A. SCHRIESHEIM
Robert A. Schriesheim Executive Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ STEFAN B. SCHULZ
Stefan B. Schulz Senior Vice President and Global Controller (principal accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS

10.4 (1)	2001 Employee Stock Purchase Plan (amended and restated October 26, 2006).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Harry Debes.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Robert A. Schriesheim.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Harry Debes.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Robert A. Schriesheim.

_____________________

(1)  Filed herewith.