Form 10-Q
period 2007-02-28
Lawson Software, Inc.
filed 2007-04-09
CIK 1344632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2007

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

Large accelerated filer  ☒                    Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of March 30, 2007 was 187,807,432.

LAWSON SOFTWARE, INC.

Form 10-Q
Index

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.

CONDENSED  CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	February 28,	May 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$222,303	$210,154
Restricted cash, current (Note 7)	8,541	—
Marketable securities	44,849	90,348
Trade accounts receivable, net (Note 6)	185,118	159,933
Income taxes receivable	2,623	4,577
Deferred income taxes - current	24,242	21,465
Prepaid expenses and other assets	30,183	28,085
Total current assets	517,859	514,562

Long-term marketable securities	3,937	6,079
Property and equipment, net	28,823	26,189
Goodwill (Note 11)	491,329	454,550
Other intangible assets, net (Note 11)	139,553	154,695
Deferred income taxes - non-current	7,859	9,294
Restricted cash, non-current (Note 7)	6,449	—
Other assets	7,936	5,283
Total assets	$1,203,745	$1,170,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt - current	$3,368	$3,475
Accounts payable	25,135	26,137
Accrued compensation and benefits	82,289	88,245
Other accrued liabilities	90,833	74,882
Income taxes payable	2,604	3,195
Deferred income taxes - current	5,122	4,221
Deferred revenue (Note 8)	166,857	146,206
Total current liabilities	376,208	346,361
Long-term debt - non-current	5,278	4,275
Deferred income taxes - non-current	8,351	9,039
Long-term deferred revenue (Note 8)	15,417	10,840
Other long-term liabilities	11,204	8,478
Total liabilities	416,458	378,993
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 750,000 shares authorized; 198,797 and 196,105 shares issued, respectively; 187,795 and 185,651 shares outstanding, at February 28, 2007 and May 31, 2006, respectively	1,988	1,961
Additional paid-in capital	818,368	800,168
Treasury stock, at cost; 11,003 and 10,454 shares at February 28, 2007 and May 31, 2006, respectively	(74,470)	(69,237)
Deferred stock-based compensation	—	(131)
Retained earnings	9,623	38,692
Accumulated other comprehensive income	31,778	20,206
Total stockholders’ equity	787,287	791,659
Total liabilities and stockholders’ equity	$1,203,745	$1,170,652

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 28,	February 28,	February 28,
	2007	2006	2007	2006
Revenues:
License fees	$26,434	$15,099	$65,243	$51,824
Maintenance	73,308	45,423	213,861	133,590
Consulting	91,465	27,173	258,433	79,232
Total revenues	191,207	87,695	537,537	264,646

Cost of revenues:
Cost of license fees	5,950	2,727	16,842	7,922
Cost of maintenance	15,815	6,857	44,500	21,563
Cost of consulting	77,956	25,719	227,979	77,650
Total cost of revenues	99,721	35,303	289,321	107,135

Gross profit	91,486	52,392	248,216	157,511

Operating expenses:
Research and development	20,380	14,325	63,235	42,875
Sales and marketing	39,744	17,655	116,534	56,092
General and administrative	25,714	9,644	73,919	36,555
Restructuring (Note 10)	11,540	—	14,900	5
Amortization of acquired intangibles	2,465	346	7,254	1,077
Total operating expenses	99,843	41,970	275,842	136,604

Operating (loss) income	(8,357)	10,422	(27,626)	20,907

Other income:
Other income, net	3,083	2,814	10,426	7,486
Interest expense (Note 5)	(1,660)	(1)	(2,305)	(26)
Total other income, net	1,423	2,813	8,121	7,460

(Loss) income before taxes	(6,934)	13,235	(19,505)	28,367
Provision for income taxes	2,834	3,228	9,564	7,627
Net (loss) income	$(9,768)	$10,007	$(29,069)	$20,740

Net (loss) income per share:
Basic	$(0.05)	$0.10	$(0.16)	$0.20
Diluted	$(0.05)	$0.09	$(0.16)	$0.19

Shares used in computing net (loss) income per share:
Basic	187,666	103,572	186,962	102,384
Diluted	187,666	108,033	186,962	106,877

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	February 28,	February 28,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(29,069)	$20,740
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	29,199	10,573
Deferred income taxes	(822)	(1,102)
Provision for doubtful accounts	3,769	(1,303)
Excess tax benefit from stock transactions	(1,785)	—
Loss on disposal of assets	137	—
Tax benefit from stock-based compensation expense	1,434	4,255
Stock-based compensation expense	5,513	6,705
Amortization of discounts on notes payable	—	17
Amortization of discounts and premiums on marketable securities	(375)	(311)
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	(9,492)	(5,637)
Prepaid expenses and other assets	(5,286)	3,628
Accounts payable	(2,073)	(935)
Accrued and other liabilities	(12,935)	(1,186)
Income taxes payable	(1,130)	4,327
Deferred revenue	6,737	(1,146)
Net cash (used in) provided by operating activities	(16,178)	38,625

Cash flows from investing activities:
Cash paid in conjunction with acquisitions, net of cash acquired (Note 5)	(3,575)	(2,929)
Cash placed under restriction (Note 7)	(14,990)	—
Purchases of marketable securities	(100,420)	(116,425)
Maturities of marketable securities	148,010	72,773
Sale of marketable securities	500	—
Purchases of property and equipment	(10,677)	(2,967)
Net cash provided by (used in) investing activities	18,848	(49,548)

Cash flows from financing activities:
Principal payments on long-term debt	(1,351)	(1,684)
Cash proceeds from long-term debt	3,222	—
Payments on capital lease obligations	(1,406)	—
Exercise of stock options	10,055	9,266
Excess tax benefit from stock transactions	1,785	—
Issuance of treasury shares for employee stock purchase plan	2,023	2,737
Repurchase of common stock	(5,900)	—
Net cash provided by financing activities	8,428	10,319

Effect of exchange rate changes on cash and cash equivalents	1,051	—
Increase (decrease) in cash and cash equivalents	12,149	(604)
Cash and cash equivalents at the beginning of the period	210,154	187,744
Cash and cash equivalents at the end of the period	$222,303	$187,140

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

LAWSON SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.                                      NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Lawson Software, Inc. (the “Company”) provides business application software, consulting and maintenance to customers primarily in the services sector, trade industries and manufacturing/distribution sectors specializing in a variety of specific markets within these sectors including healthcare, public services, retail, financial services, food and beverage, manufacturing and wholesale distribution.  The Company’s software includes a variety of applications to help automate and integrate critical business processes, aiding in collaboration among its clients and their partners, suppliers and employees.  Through the Company’s consulting services we primarily help our clients implement their Lawson applications and through our maintenance we provide product updates, on-going support and technical assistance to clients using our products.

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its branches and majority-owned subsidiaries operating in the United States of America, Latin America and Canada (Americas); Europe, Middle East and Africa (EMEA) and Asia-Pacific (APAC).  The Company’s subsidiaries that are minority-owned are accounted for under the equity method.  The unaudited Condensed Consolidated Financial Statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The results of operations for the three and nine month periods ended February 28, 2007, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2007. The unaudited Condensed Consolidated Financial Statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. The Condensed Consolidated Balance Sheet data for the year ended May 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2006.

Reclassifications

The unaudited Condensed Consolidated Financial Statements for the prior fiscal year contain certain reclassifications to conform prior year’s data to the current presentation.  These reclassifications included a balance sheet reclassification of $18.9 million of unbilled accounts receivable from the newly acquired Intentia International AB to accounts receivable from prepaid and other assets, where Intentia had previously classified this balance, to conform to the current presentation of classifying unbilled accounts receivable in accounts receivable and a balance sheet reclassification of certain employee compensation liabilities to be included in the accrued compensation and benefits line item reclassified from other accrued liabilities.  These reclassifications had no effect on previously reported net earnings or stockholders’ equity.

Fiscal Year

Our fiscal year is from June 1 to May 31.  Unless otherwise stated, references to the years 2007 and 2006 relate to the fiscal years ended May 31, 2007 and 2006, respectively.  References to future years also relate to our fiscal year ended May 31.

2.                                      STOCK-BASED COMPENSATION

On June 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) Share-Based Payment (SFAS No. 123(R)) which replaced SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123) and superseded Accounting Principles Board

(APB) Opinion No. 25 Accounting for Stock Issued to Employees (APB Opinion No. 25). Under SFAS No. 123(R) stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after June 1, 2006 and unvested awards outstanding at June 1, 2006.  Compensation costs for unvested stock options and awards that are outstanding at June 1, 2006, will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS No. 123(R), using a straight-line method.  The Company elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively restated.  Stock-based compensation expense for non-vested awards granted prior to the effective date is being recognized over the remaining service period using the fair value based compensation cost estimated for SFAS No. 123 pro forma disclosures.  Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations for the three months ended February 28, 2007, was $1.8 million, or $1.2 million net of tax, none of which is capitalized.  This had an impact of $0.01 on the Company’s earnings per share for the three months ended February 28, 2007.  Total stock-based compensation expense for the nine months ended February 28, 2007, was $5.5 million, or $3.5 million net of tax, none of which is capitalized.  This had an impact of $0.02 of the Company’s earnings per share for the nine months ended February 28, 2007.  During the three months ended February 28, 2006, prior to the adoption of SFAS No. 123(R), stock-based employee compensation expense recognized by the Company was not material.  During the nine months ended February 28, 2006, prior to the adoption of SFAS No. 123(R), the Company recognized $6.6 million, or $4.1 million of after tax stock-based employee compensation expense, that included a $6.3 million, or $3.8 million non-cash after tax charge resulting from the negotiated separation agreement with its former president and chief executive officer.

Stock Options

Stock option awards are granted at exercise prices equal to the most recent closing price of the Company’s common stock at the time of the grant.  All of the Company’s stock option awards are qualified stock options which vest over a four-year to six-year period subject to acceleration under certain events and expire seven to ten years after the date of the grant.  The Company currently grants stock options under the Lawson Software, Inc. 2001 Stock Incentive Plan (2001 Plan) and the Lawson Software, Inc. 1996 Stock Incentive Plan (1996 Plan).  As of February 28, 2007, there were approximately 29.3 million shares available for future grants under the aforementioned plans.

Amendments to Stock Option Agreements

Effective on June 1, 2005, the Company amended the stock options held by each of its non-employee directors to: (1) fully vest and eliminate the Company’s call right to purchase shares issued after exercise and (2) allow those options to be exercised until the earlier of two years after resignation as a director or ten years after the date of grant.  No compensation expense was recognized for the three months ended February 28, 2006 as a result of this change.  This change resulted in recognizing $0.1 million in compensation expense for the nine months ended February 28, 2006 due to the fact that these options were “in-the-money” at the time they were modified.  There was no impact to the Company’s income statement for the three and nine months ended February 28, 2007 as a result of this amendment.

Effective on June 1, 2005, the Company amended the stock options that had an exercise price per share greater than or equal to $5.95 (the closing price on Nasdaq on June 1, 2005) and that are held by each officer who is currently subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, to allow that officer to exercise the options that are unexercised and vested as of that officer’s employment termination date until the earlier of two years after termination employment or ten years after the date of grant.  Stock options previously granted to any Section 16 reporting person with an exercise price per share less than $5.95 were not amended.  This amendment had no impact to the Company’s Statement of Operations for the three and nine months ended February 28, 2007.  Under APB No. 25, there was no charge required in the Company’s Statement of Operations.  In the pro forma calculation, there was no charge for the three months ended February 28, 2006, and a charge of $0.5 million, net of tax, for the nine months ended February 28, 2006.

Effective June 2, 2005, as part of the separation agreement with its former Chief Executive Officer, the Company amended the stock options compensation such that the outstanding stock options held by the former Chief Executive Officer that had an exercise price greater than the closing price for shares of the Company’s common stock on June 1, 2005, were amended to cease vesting after termination of full time employment and extend the exercise period to two years from the end of full time employment.  This change resulted in no expense for the three months ended February 28, 2006, and $6.3 million, or $3.8 million net of tax, in compensation expense for the nine months ended February 28, 2006.  There was no impact to the Company’s Statement of Operations for the three and nine months ended February 28, 2007 as a result of this amendment.  As these options were 100% vested, under the fair value based method, the Company recognized $0.4 million, net of tax, relating to the incremental value on the modified options as compared to the options before modification in the pro forma calculation for the nine months ended February 28, 2006.

Effective October 11, 2006, the Company amended the stock option agreement entered into with the Company’s Chief Executive Officer on June 2, 2005 pertaining to the grant on June 2, 2005 of non-qualified stock options for the purchase of 2.5 million shares of the Company’s common stock.  Under the terms of the amendment, on October 11, 2006 the stock option agreement was modified so that the vesting of those stock options accelerate 100%: (1) if the Chief Executive Officer is terminated without cause or resigns for good reason (as defined in the stock option agreement) within two years of a change in control of the Company (as defined in the stock option agreement), (2) if the stock options were terminated as part of a change in control of the Company, or (3) upon the Chief Executive Officer’s death, disability or retirement (as defined in the stock option agreement).  The Compensation Committee approved this amendment so that the conditions for acceleration of vesting for the Chief Executive Officer’s stock options would be the same as the stock options granted to the Company’s new Chief Financial Officer on October 5, 2006 and the stock options previously granted to other executive officers.  Because the nature of this amendment does not change the assumptions used under SFAS No. 123(R) when estimating the value of these stock options before and after the amendment, there is no additional expense under SFAS No. 123(R) and thus there was no impact to the Company’s income statement for the three and nine months ended February 28, 2007.

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

The expense recognized for shares purchased under the Company’s Employee Stock Purchase Plan (ESPP) is equal to the 15% discount the employee receives at the end of the calendar quarter. The fair value of restricted stock and restricted stock unit awards is based on the Company’s closing stock price on the business day immediately prior to the grant date.  For the period ended February 28, 2006, for ESPP we used a volatility rate of 52.0%, a term of .25 years and an interest rate of 4.16%.

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model (weighted average fair value of options granted are in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Fair value of options granted	$3,051	$18	$9,409	$8,910
Weighted average per option fair value	$3.20	$3.65	$3.51	$3.13
Assumptions used for option grants:
Expected life (years)(a)	4.2	5.0	4.7	5.0
Risk-free interest rate (b)	4.7%	4.2%	4.7%	3.6%
Volatility(c)	43.6%	52.0%	49.6%	56.0%
Dividend yield(d)	0.0%	0.0%	0.0%	0.0%
Forfeiture rate(e)	6.1%	N/A	6.1%	N/A

(a)           Expected life:  Prior to June 1, 2006, the Company calculated expected life based on historical observations.  After adoption of FAS 123(R), the Company calculates expected life based on historical observations, taking into account the contractual life of the option and expected time to post-vesting forfeiture and exercise.

(b)           Risk-free interest rate:  The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity that correlates to the expected life of the options.  For fiscal 2007 the three month range is 4.39% to 4.85% and the nine month range is 4.39% to 5.03%.  The interest rate for the three month period ended February 28, 2006 was 4.16%, and the nine month range was 3.53% to 4.32%.

(c)           Volatility:  The Company is using a combination of historical and implied volatility (blended method) to calculate the volatility.  In the Black-Scholes model, volatility is calculated over the options expected term.  Currently the Company’s historical volatility calculation uses a look back period equal to the estimated life of the grant and for grants with estimated lives of five years or more the Company uses a look back period up to and including the Company’s IPO period which is approximately 4.72 years.

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

The amount of stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2007, included compensation expense for stock-based payment awards granted on or prior to June 1, 2006, but not yet vested as of that date.  Prior to June 1, 2006, the Company accounted for these awards in accordance with the provisions of APB No. 25.  Stock-based employee compensation cost was recognized using the fair value based method for all new awards granted after June 1, 2006.  Compensation costs for unvested stock options and awards that are outstanding at June 1, 2006 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS No. 123.  Because stock-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2007, is based on awards ultimately expected to vest, the expense was reduced for estimated forfeitures.  SFAS No. 123(R) requires forfeitures to be estimated at the time of grants and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  In the Company’s pro forma information required under FAS 123, the Company accounted for forfeitures as they occurred.

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

The following table presents the statement of operations classification of pre-tax stock-based compensation expense, for options and restricted stock awards and Employee Stock Purchase Plan, recognized for the three and nine months ended February 28, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Cost of revenues	$288	$—	$736	$2
Research and development	150	—	468	8
Sales and marketing	321	—	1,092	14
General and administrative	1,080	99	3,217	6,681
Stock-based compensation expense before income taxes	$1,839	$99	$5,513	$6,705
Income tax benefit	(677)	(36)	(1,964)	(2,598)
Total stock-based compensation expense after income taxes	$1,162	$63	$3,549	$4,107

The following table illustrates the effect on net earnings and net earnings per share for the three and nine months ended February 28, 2006, if the Company had applied the fair value recognition provisions of SFAS No. 123 to its stock-based employee compensation (in thousands, except per share data):

	Three	Nine
	Months Ended	Months Ended
	February 28, 2006	February 28, 2006
Net income
As reported	$10,007	$20,740
Add: Stock-based employee compensation expense included in reported net income, net of taxes	60	4,104
Deduct: Total stock-based compensation expense determined under fair value based method for all rewards, net of tax	(1,302)	(4,760)
Pro forma net income	$8,765	$20,084
Net income per share:
Basic:
As reported	$0.10	$0.20
Pro forma	$0.08	$0.20
Diluted:
As reported	$0.09	$0.19
Pro forma	$0.08	$0.19

Tax Impacts of Stock-Based Compensation

On November 10, 2005, the FASB issued FASB Staff Position (FSP) No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (FSP No. 123(R)-3).  SFAS No. 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized after the adoption of SFAS No. 123(R).  The calculation of excess tax benefits reported as an operating cash outflow and a financing inflow in the Company’s Condensed Consolidated Statements of Cash Flows required by SFAS No. 123(R)-3 differs from that required by SFAS No. 123(R).  The Company has until May 31, 2007 to make a one-time election to adopt the transition method described in FSP No. FAS 123(R)-3.  The Company is currently evaluating FSP No. FAS 123(R)-3; however, the one-time election will not affect operating income or net income.  During the interim period, the Company used the long-form method of calculating the excess tax benefits available to absorb tax deficiencies recognized after the adoption of SFAS No. 123(R).  For the nine months ended February 28, 2007, there were excess tax benefits from stock transactions of $1.8 million, which are classified as an operating cash outflow and a financing cash inflow per the new disclosure requirements of FSP No. 123(R)-3.  Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options and settlement of restricted stock awards as operating cash flows in the Company’s Condensed Consolidated Statements of Cash Flows.  As such, excess tax benefits from stock transactions of $4.3 million for the nine months ended February 28, 2006, are classified as operating cash inflows.

Stock Options

The following table summarizes stock option activity during the nine months ended February 28, 2007 (in thousands except per share data):

	Options Outstanding	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding, May 31, 2006	14,672	$1.23 - $14.00	$4.96
Expired/Forfeited	(1,555)	$2.25 - $14.00	$7.21
Granted at fair market value	2,680	$6.66 - $7.87	$7.42
Exercised	(2,743)	$1.87 - $7.54	$3.61
Outstanding, February 28, 2007	13,054	$1.23 - $14.00	$5.48

The 2.7 million options granted during the nine months ended February 28, 2007 have a weighted average grant-date fair value of $3.51.

A summary of stock options as of February 28, 2007, is as follows (in thousands except per share data):

Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (Yrs)	Weighted- Average Exercise Price	Number of Shares Vested	Weighted- Average Remaining Contractual Life (Yrs)	Weighted- Average Exercise Price
$1.23 - $1.87	116	0.45	$1.30	116	0.45	$1.30
$2.25 - $2.32	2,522	3.00	$2.26	2,522	3.00	$2.26
$2.97	833	4.25	$2.97	833	4.25	$2.97
$3.99 - $7.19	5,853	7.5	$5.94	3,137	6.72	$5.77
$7.20 - $9.77	3,713	7.93	$7.61	1,019	6.45	$7.52
$14.00	17	4.54	$14.00	17	4.54	$14.00
$1.23 - $14.00	13,054	6.48	$5.48	7,644	5.09	$4.49

As of February 28, 2007, there was $16.9 million of unrecognized compensation expense related to outstanding stock options that is expected to be recognized over a period of 3.39 years.

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three and nine months ended February 28, 2007 was $2.0 million and $9.2 million, respectively.  Cash received from the exercise of stock options for the three and nine months ended February 28, 2007 was $3.0 million and $10.1 million, respectively.  The total tax benefit realized for the tax deductions from options exercised for the three and nine months ended February 28, 2007 was $0.6 million and $2.3 million, respectively.

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the three and nine months ended February 28, 2006 was $6.5 million and $14.5 million, respectively.  Cash received from the exercise of stock options for the three and nine months ended February 28, 2006 was $3.5 million and $9.2 million, respectively.  The total tax benefit realized for the tax deductions from options exercised for the three and nine months ended February 28, 2006 was $2.4 million and $4.3 million, respectively.

The total intrinsic value of unexercised and in the money options at February 28, 2007 (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) for options outstanding was $32.1 million and the total intrinsic value of vested options was $26.5 million.

Restricted Stock Awards

The following table summarizes restricted stock award activity during the nine months ended February 28, 2007 (in thousands, except per share data):

	Awards	Weighted Average Grant-Date Fair-Value
Nonvested, May 31, 2006	100	$5.25
Granted	682	$7.52
Vested	(50)	$5.25
Nonvested, February 28, 2007	732	$7.36

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

During the current fiscal year the Company granted restricted stock unit awards of 682,250 shares of common stock to various executives.  The shares, with a combined $5.1 million market value at date of grant, cliff vest three years from the date of grant, subject to acceleration upon certain events.  The market value of the restricted stock units is being amortized over the respective vesting periods.

For the three months ended February 28, 2007 and 2006, amortization of the unearned compensation related to restricted stock and restricted stock units was $0.2 million and $0.1 million, respectively.  For the nine months ended February 28, 2007 and 2006, amortization of the unearned compensation related to restricted stock and restricted units was $0.5 million and $0.3 million, respectively.

Unrecognized compensation expense related to restricted stock awards as of February 28, 2007, was $4.8 million, pre-tax, and is expected to be recognized over a weighted average period of 2.8 years and will be adjusted for any future changes in estimated forfeitures.  Total fair value of vested shares of restricted stock was $0.3 million as of February 28, 2007.

Employee Stock Purchase Plan

In February 2001, the stockholders of the Company approved the 2001 Employee Stock Purchase Plan (ESPP), which was effective as of the Company’s initial public offering.  The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended.  Prior to April 2006, the Company’s plan allowed eligible employees to purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period, which commenced each January 1 and July 1.  On April 1, 2006, the plan was amended to allow eligible employees to purchase common stock at a price equal to 85% of the fair market value of the common stock at the end of each quarter of the offering period.  The plan originally terminated when all of the shares reserved under the plan were purchased or five years from the effective date unless the Board of Directors resolved to extend the purchase plan for one or more additional periods of five years each.  In June 2006, the Board of Directors approved a five-year amendment to the plan which was approved by stockholders.  There are 20.8 million shares of the Company’s common stock reserved for issuance under the plan, of which 17.6 million shares were available for issuance as of February 28, 2007.  There have been 3.2 million shares issued under this plan through February 28, 2007.

Prior to April 2006, ESPP expense was calculated using the Black-Scholes method (similar to stock option grants) using a six month expected life, and for the three months ended February 28, 2006, a volatility of 52.0%, a risk-free interest rate of 4.16%, a term of .25 years and a dividend rate of zero percent.  As of April 1, 2006, with the ESPP plan amendment resulting from FAS 123(R), ESPP expense is now calculated as the 15% difference between the price paid by employees and the fair market value of the common stock at the end of each quarter of the offering period.

3.                                      PER SHARE DATA

Basic earnings per share is computed using the net (loss) income and the weighted average number of common shares outstanding.  Diluted earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period.  Potentially dilutive shares consist of shares to be issued upon the exercise of stock options and warrants and release of restricted stock.  The following table sets forth the computation of the basic and diluted net income per share (in thousands, except per share amounts).

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
Basic earnings per share computation:

Net (loss) income	$(9,768)	$10,007	$(29,069)	$20,740
Weighted average common shares- basic	187,666	103,572	186,962	102,384
Basic net (loss) income per share	$(0.05)	$0.10	$(0.16)	$0.20

Diluted earnings per share computation:

Net (loss) income	$(9,768)	$10,007	$(29,069)	$20,740
Shares calculation:
Weighted average common shares	187,666	103,572	186,962	102,384
Effect of dilutive stock options	—	4,361	—	4,365
Effect of restricted stock	—	100	—	100
Effect of dilutive warrants	—	—	—	28
Weighted average common shares - diluted	187,666	108,033	186,962	106,877
Diluted net (loss) income per share	$(0.05)	$0.09	$(0.16)	$0.19

Potentially dilutive shares of common stock excluded from the diluted net (loss) income per share computations were 13.8 million and 0.6 million for the three and nine months ended February 28, 2007 and 2006, respectively. Certain potentially dilutive shares of common stock were excluded from the diluted earnings per share computation because their exercise prices were greater than the average market price of the common shares during the period and were therefore not dilutive. Potential dilutive shares of common stock were excluded from periods with a net loss because they were anti-dilutive.

Share Repurchase Plan

On November 13, 2006, the Company announced that the board of directors approved a share repurchase of up to $100 million of common stock.  The share repurchase will be funded using the Company’s existing cash balance and future cash flows, and will occur through open market purchases, privately negotiated transactions and/or transactions structured through investment banking institutions as permitted by securities laws and other legal requirements.  Market conditions will influence the timing of the buyback and the number of shares repurchased.  Through February 28, 2007, we used $5.9 million to repurchase 867,000 shares at an average price of $6.80.

4.                                      RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issues SFAS No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159), which becomes effective for fiscal periods beginning after November 15, 2007.  Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period.  This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently.  The Company is currently evaluating the potential impact of adopting SFAS 159 on its Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158).  SFAS 158 amends SFAS 87 Employers’ Accounting for Pension (SFAS 87), SFAS 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Benefits and for Termination Benefits (SFAS 88), and SFAS 132R Employers’ Disclosures about Pensions and Other Postretirement Benefits.  Effective for fiscal years ending after December 15, 2006, SFAS 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans.  The impact of adoption will be recorded as an adjustment of other accumulated comprehensive income. Subsequent changes in funded status will be recognized as a component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost pursuant to SFAS 87 or

SFAS 88.  Prior to the acquisition of Intentia, the Company did not maintain any plans subject to SFAS 87 or SFAS 158.  The Company does not believe it will be required to make any disclosure under SFAS 158.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (SFAS No. 157).  SFAS No. 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the expected impact of the provisions of SFAS No. 157 on its results of operations and its financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material.  SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged.  The Company is currently evaluating the expected impact of the provisions of SAB 108 on its results of operations and its financial position.

In June 2006, the FASB issued Interpretation (FIN) No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 Accounting for Income Taxes.  This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement and disclosure of tax positions that a company has taken or expects to be taken on a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and transition.  Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted.  The Company is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated results of operations and financial condition.

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

The total purchase price was $460.9 million, which consisted of $443.9 million for the fair value of common stock issued in exchange for shares and warrants in Intentia, an estimated $7.2 million for the cash purchase of the remaining common stock of Intentia that had not been tendered (see Note 7), and $9.8 million in cash for transaction costs.  In allocating the purchase price based on estimated fair values, the Company recorded approximately $419.3 million of goodwill, $128.5 million of identifiable intangible assets and $80.2 million of deferred revenue. These amounts and the net liabilities assumed of $45.4 million as well as cash acquired of $38.7 million equal the total purchase price of $460.9 million.   The aspects of the preliminary allocation of the purchase price that are not yet finalized are the final valuation of preacquisition litigation contingencies and certain value-added tax (VAT) accruals.  While the Company expects these adjustments to be immaterial to the financial position and results of operations, the Company is still determining what, if any, amounts will be reflected as an adjustment to the allocation of the purchase price and/or reflected as a charge to earnings.  The Company will finalize the purchase price allocation during the fourth quarter of fiscal 2007.

Since our acquisition of Intentia in April 2006, the Company has been accumulating information regarding Intentia customer claims and disputes that arose in Europe and APAC before the acquisition.  Some of these claims and disputes have been outstanding for a long time, while others were only known or managed at a local level.   As such, the process of assembling the information relevant to finalizing estimates of our exposure has been a long one.  Initial purchase accounting accrual estimates previously recorded for such claims and disputes have been disclosed as preliminary in our 2006 Form 10-K and subsequent 10-Q filings.  The Company has decided upon  a different approach to settling these issues than that taken by Intentia, and during the third quarter of 2007, the Company obtained sufficient reliable information for purposes of adjusting its preliminary estimates of fair value for these claims and disputes.   This resulted in an incremental accrual of $11.1 million with an associated increase to goodwill, recorded as of February 28, 2007 (see Note 11).  Upon completion of its estimate, management engaged a third-party valuation firm to verify this reserve.  These reserves are recorded at present value and are expected to be consumed through a combination of cash payments and free services over the next 12 to 24 months.  Because the reserves are recorded at present value, an aggregate $1.2 million of interest accretion was recorded in the third fiscal quarter of 2007.  In addition to this interest charge, during the nine months ended February 28, 2007, the Company recorded approximately $3.0 million of expenses associated with these matters in the form of legal costs and reserve adjustments.  The Company expects to finalize these estimates in the fourth fiscal quarter upon receipt of the independent third-party valuation. No material adjustments are expected however it is possible there could be a charge to operations as a result of finalizing this matter.

Restructuring Activities. In conjunction with the acquisition, the Company approved a plan designed to eliminate employee redundancies and terminate certain lease agreements.  The plan for reduction of Intentia employees and exit of Intentia leased facilities was included as part of the purchase price as of the acquisition date.  See Note 10 for further discussion of this reserve.

Pro forma Financial Information. The unaudited financial information in the table below summarizes the combined results of operations of Lawson and Intentia, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented as described further below.  Pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.  In addition, the pro forma financial information does not include the realization of any cost savings from operating efficiencies, synergies or other restructuring costs or benefits as a result of the business combination.  The pro forma financial information presented includes the combined historical revenues, amortization of acquired intangible assets, adjustments to interest expense, certain other purchase accounting entries and related tax effects. The pro forma financial information does not reflect the elimination of deferred license revenue.  The Company’s actual purchase accounting eliminated deferred license fee revenues, at the purchase date, in excess of $200 million, although the pro forma periods presented do not include this decrease in deferred revenue and the related roll-in because it is not recurring.  Had this been included there would have been a significant negative impact to the revenues and net income reflected below.  The information presented in the pro forma financial information below does not represent what the Company expects current or future earnings to be under U.S. GAAP.

The following table summarizes the pro forma financial information of combined Lawson and Intentia (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	February 28, 2006	February 28, 2006
Total revenues	$87,695	$518,549
Net income	$5,019	$43,931
Net income per share - basic	$0.03	$0.24
Net income per share - diluted	$0.02	$0.23

Competency Assessment Solutions

On July 20, 2006, the Company acquired all of the outstanding equity of Competency Assessment Solutions (CAS) for $2.0 million in cash.  The acquisition was completed to augment the Company’s human capital management solutions.  A final contingent payment of $0.3 million in cash was made on December 4, 2006.  In the allocation of the excess purchase price over the fair value of assets acquired $1.3 million was allocated to goodwill and $1.3 million was allocated to amortizable intangible assets which included acquired technology and a non-compete agreement.  These amounts and the net liabilities assumed of $0.3 million equal the total purchase price of $2.3 million.  The financial results of CAS are included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition.  Pro forma information is not presented as it is not material to the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2007.

Sigma

On December 14, 2006, the Company and Sigma Enterprise Applications AB (Sigma) entered into a purchase agreement whereby the Company acquired from Sigma for approximately $1.0 million in cash, $0.3 million of assumed liabilities and a contingent additional payment of up to $0.6 million, Sigma’s business pertaining to the maintenance and servicing of the Company’s legacy Lawson (“S3”) products. The acquisition was completed to augment sales of S3 products in the Nordic region.  The allocation of the purchase price of $1.3 million along with transaction costs of $0.1million was allocated accordingly: $1.3 million to existing technology, to be amortized over a five year period, and $0.1 million to a non-compete agreement, to be amortized over a three year period.  The financial results for Sigma are included in the Company’s Condensed Consolidated Statements of Operations from the date of acquisition.  Pro forma information is not presented as it is not material to the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2007.

6.                                      TRADE ACCOUNTS RECEIVABLE

The components of trade accounts receivable as of February 28, 2007 and May 31, 2006 were as follows (in thousands):

	As of	As of
	February 28,	May 31,
	2007	2006
Trade accounts receivable	$170,922	$146,891
Unbilled accounts receivable	29,654	32,990
Less: allowance for doubtful accounts	(15,458)	(19,948)
Trade accounts receivable, net	$185,118	$159,933

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date.

7.                                       RESTRICTED CASH

The Company has $15.0 million held as restricted cash as of February 28, 2007.  Approximately $13.2 million of this relates to collateral to secure a bank guarantee for the settlement of the purchase of the remaining shares of Intentia.  The arbitration process dictates that the Company is required to hold this amount although the amount may not be indicative of the purchase price of the remaining shares.  The balance of $1.8 million relates to various guarantees of the Company’s properties worldwide.  Of the $15.0 million, we expect $8.5 million to be spent within one year.  The remaining restricted cash has been classified as a non-current asset on the balance sheet.

8.                                      DEFERRED REVENUE

The components of deferred revenue as of February 28, 2007 and May 31, 2006 were as follows (in thousands):

	As of	As of
	February 28,	May 31,
	2007	2006
License fees	$32,710	$11,098
Maintenance	134,759	138,144
Consulting	14,805	7,804
Total deferred revenue	$182,274	$157,046
Less current portion	(166,857)	(146,206)
Long-term portion of deferred revenue	$15,417	$10,840

9.                                      COMPREHENSIVE (LOSS) INCOME

The following table summarizes the components of comprehensive (loss) income (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006
Net (loss) income	$(9,768)	$10,007	$(29,069)	$20,740
Unrealized gain (loss) on available-for-sale investments, net of taxes (benefit) of $6 and $(14) for the three months ended February 28, 2007 and 2006, respectively, and $33 and $(27) for the nine months ended February 28, 2007 and 2006, respectively	10	(22)	54	(43)
Net foreign currency translation adjustment	(3,449)	295	11,518	(185)
Other comprehensive (loss) income	(3,439)	273	11,572	(228)
Comprehensive (loss) income	$(13,207)	$10,280	$(17,497)	$20,512

10.                               RESTRUCTURING

The following table summarizes the components of restructuring (in thousands):

in thousands	Total	Fiscal 2007	Fiscal 2006 Intentia	Fiscal 2006 legacy Lawson	Fiscal 2005 Phase I & II
Balance, May 31, 2006	$30,771	$—	$29,480	$1,189	$102
Provision for restructuring	15,099	11,549	—	3,550	—
Cash payments	(16,181)	(597)	(13,731)	(1,721)	(132)
Adjustments to provision	(1,950)	—	(1,751)	(273)	74
Balance, February 28, 2007	$27,739	$10,952	$13,998	$2,745	$44

Fiscal 2007 Restructuring

On February 28, 2007, the Company’s management completed a roadmap for optimizing the Company’s productivity by enhancing global sourcing capabilities and resources.  This roadmap calls for the rebalancing of the Company’s resources between various locations primarily in the United States, Europe and the Company’s global support center in the Philippines.  Management envisions the reduction of approximately 350 employees primarily in the Company’s U.S. and European operations over the course of the next five quarters ending May 31, 2008.  This reduction will include employees working in all areas of the Company, predominantly in consulting and research and development.  In conjunction with this roadmap and in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits, the Company recorded a charge of $11.5 million.  As management takes actions in pursuing these goals, additional charges related to this roadmap which are not in the scope of SFAS No. 112 may be recorded in future periods, but the timing and extent of these charges are not currently determinable.  For the three months ended February 28, 2007, $0.6 million of cash severance payments were made, which resulted in a balance of $10.9 million remaining as of February 28, 2007.  The Company expects cash payments to be made through November 30, 2008.

Fiscal 2006 Restructuring

On April 26, 2006, in conjunction with the acquisition of Intentia, the Company approved a plan designed to eliminate employee redundancies and exit or reduce leased facilities in both legacy Lawson and Intentia.

Fiscal 2006 legacy Lawson.  The plan for legacy Lawson includes the reduction of approximately 60 employees in the United States and United Kingdom and the exit or reduction in space for leases in certain facilities.  The reduction of employees include employees who work in operations, marketing, sales, research and development, maintenance and consulting.  As of May 31, 2006 the Company had a reserve of $1.2 million for severance and related benefits recorded and no reserve recorded for the exit of leased facilities.  For the three months ended February 28, 2007, $0.03 million of net reductions of severance and related benefits and no costs to exit leased facilities were recorded, respectively.  For the three months ended February 28, 2007, $0.3 million of cash payments were made for severance and related benefits and $0.2 million of cash payments were made for the exit of leased facilities.  For the nine months ended February 28, 2007, $0.2 million of net reductions of severance and related benefits and $3.2 million of costs to exit leased facilities were recorded, respectively.  The adjustments were made as part of the effort to finalize the purchase price allocation of the Intentia acquisition.  For the nine months ended February 28, 2007, $1.1 million and $0.6 million of cash payments were made for severance and related benefits and the exit of leased facilities, respectively.  This resulted in an ending balance as of February 28, 2007 for both severance and related benefits and the reserve for the exit or reduction of leased facilities of $2.7 million.  The company expects cash payments for severance and related benefits to be made through the first quarter of fiscal 2008 and cash payments for the exit of leased facilities to be made up to approximately two years subsequent to the end of fiscal 2007.

Fiscal 2006 Intentia.  The plan for Intentia includes the reduction of approximately 125 employees in the EMEA and APAC regions and the exit or reduction in space for leases in certain facilities.  The reduction of employees include employees who work in all functional areas of the Company.  As of May 31, 2006 the Company had a reserve of $12.7 million for severance and related benefits recorded and $16.8 million of reserve recorded for the exit of leased facilities for a total reserve of $29.5 million.  For the three months ended February 28, 2007, there were no additions, but there were $2.1 million in reductions made to severance and related benefits, as well as $0.3 million of additions for costs to exit leased facilities as a result of changes in estimate.  For the three months ended February 28, 2007, $2.8 million of cash payments were made for severance and related benefits and $4.0 million of cash payments were made for the exit of leased facilities.  For the nine months ended February 28, 2007, $2.1 million in reductions for severance and related benefits, and $0.3 million of additions for costs to exit leased facilities were made.  For both the three and nine month periods ended February 28, 2007, these adjustments did not effect the statement of operations, but were recorded as adjustments to goodwill.  For the nine months ended February 28, 2007, $8.9 million and $4.8 million of cash payments were made for severance and related benefits and the exit of leased facilities, respectively.  This resulted in an ending balance as of February 28, 2007 for both severance and related benefits and the reserve for the exit or reduction of leased facilities of $14.0 million.  The company expects cash payments for severance and related benefits to be made through the first quarter of fiscal 2008 and cash payments for the exit of leased facilities to be made up to approximately two years subsequent to the end of fiscal 2007.

Fiscal 2005 Restructuring

On September 28, 2004, the Company approved a plan designed to enhance the Company’s operating effectiveness and profitability. Under the restructuring plan (Phase I), the Company streamlined structure, consolidated leadership and reduced long-term costs to realign projected expenses with anticipated revenue levels. The plan included the reduction of 107 employees in fiscal 2005 in the United States and the United Kingdom, which resulted in a charge for severance and related benefits of $2.9 million. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and consulting.  All of the employee reductions and related cash payments were substantially completed as of August 31, 2006.  There were no cash payments during the three months ended February 28, 2007 and cash payments during the nine months ended February 28, 2007 were not material.

On November 30, 2004, the Company also accrued for a restructuring plan (Phase II) that included initiatives to further reduce costs and realign projected expenses with anticipated revenue levels.  It included a reduction of 68 employees in the United States and the United Kingdom, and because the Company was able to determine probability at the end of the second quarter of fiscal 2005, the restructuring resulted in a charge of approximately $2.2 million, net of a reversal of $0.3 million subsequent to the initial charge for severance and related benefits.  The reduction included employees who worked in sales, research and development and consulting. All of the employee reductions and related cash payments were substantially completed as of February 28, 2005.  The Company recorded a very minor adjustment to the reserve for the three months ended February 28, 2007, and a total of $0.1 million for the nine months ended February 28, 2007.  Cash payments $0.1 million for the three and nine months ended February 28, 2007 for Phase II.  The remaining cash payments are expected to be completed during the first quarter of fiscal 2008.

11.                               GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended February 28, 2007, are as follows (in thousands):

Balance, May 31, 2006	$454,550
Goodwill acquired during the year	1,327
Goodwill adjusted during the year	21,358
Currency translation effect	14,094
Balance, February 28, 2007	$491,329

The $21.4 million of adjustments to goodwill relate to the acquisition of Intentia.  This principally includes increases to goodwill of approximately $11.1 million for the pre-acquisition litigation reserve and $2.2 million of related accounts receivable reserves, in addition to approximately $2.3 million of tax reserves and a revision to our estimated additional purchase price settlement with former Intentia shareholders of $2.2 million.  These increases were offset by reductions to reserves, the largest of which being to the severance reserve of $2.1 million.  See Note 5 Intentia International AB for more information.

Acquired intangible assets subject to amortization were as follows (in thousands):

	February 28, 2007			May 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Estimated
	Amounts	Amortization	Net	Amounts	Amortization	Net	useful lives
Maintenance contracts	$22,940	$10,977	$11,963	$22,940	$8,266	$14,674	Term
Technology	90,718	19,566	71,152	85,348	11,452	73,896	3-10 years
Client lists	10,745	5,641	5,104	10,634	4,736	5,898	4-10 years
Customer relationships	48,850	3,831	45,019	47,393	372	47,021	12 years
Trademarks	5,208	1,860	3,348	5,063	181	4,882	2 years
Order backlog	5,781	4,818	963	5,627	469	5,158	1 year
Non-compete agreements	3,797	1,793	2,004	3,518	352	3,166	5 years
	$188,039	$48,486	$139,553	$180,523	$25,828	$154,695

The Company amortizes its intangible assets using accelerated and straight-line methods, which approximates the proportion of future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset.  For the three months ended February 28, 2007 and 2006, amortization expense for intangible assets was $7.5 million and $2.2 million, respectively.  For the nine months ended February 28, 2007 and 2006, there was $22.1 million and $6.5 million, respectively, in amortization expense for intangible assets.  Amortization expense is reported in cost of license fees, cost of consulting and amortization of acquired intangibles, in the accompanying Condensed Consolidated Statements of Operations.

The estimated future amortization expense for identified intangible assets is as follows (in thousands):

2007 (remaining 3 months)	$7,478
2008	27,753
2009	21,162
2010	17,900
2011	15,260
Thereafter	50,000
$139,553

12.          COMMITMENTS AND CONTINGENCIES

The Company is involved in various other claims and legal actions in the normal course of business. Management is of the opinion that the outcome of such legal actions will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows. Notwithstanding management’s belief, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations and cash flows.

Since our acquisition of Intentia in April 2006, the Company has been accumulating information regarding Intentia customer claims and disputes that arose in Europe and APAC before the acquisition.  Some of these claims and disputes have been outstanding for a long time, while others were only known or managed at a local level.   As such, the process of assembling the information relevant to finalizing estimates of our exposure has been a long one.  Initial purchase accounting accrual estimates previously recorded for such claims and disputes have been disclosed as preliminary in our 2006 Form 10-K and subsequent 10-Q filings.  The Company has decided upon  a different approach to settling these issues than that taken by Intentia, and during the third quarter of 2007, the Company obtained sufficient reliable information for purposes of adjusting its preliminary estimates of fair value for these claims and disputes.   This resulted in an incremental accrual of $11.1 million with an associated increase to goodwill, recorded as of February 28, 2007 (see Note 11).  Upon completion of its estimate, management engaged a third-party valuation firm to verify this reserve.  These reserves are recorded at present value and are expected to be consumed through a combination of cash payments and free services over the next 12 to 24 months.  Because the reserves are recorded at present value, an aggregate $1.2 million of interest accretion was recorded in the third fiscal quarter of 2007.  In addition to this interest charge, during the nine months ended February 28, 2007, the Company recorded approximately $3.0 million of expenses associated with these matters in the form of legal costs and reserve adjustments.  The Company expects to finalize these estimates in the fourth fiscal quarter upon receipt of the independent third-party valuation. No material adjustments are expected however it is possible there could be a charge to operations as a result of finalizing this matter.

IBM Agreement

In fiscal 2005, the Company and International Business Machines Corporation (IBM) entered into an OEM Software Agreement that was modified in the second quarter of 2006, and again in the third quarter of 2007, and a Master Relationship Agreement (MRA).  Under these agreements, the Company resells its business applications in conjunction with IBM’s open standards-based software, and the companies jointly market these software solutions.  The MRA governs the joint marketing activities and has a three-year term.  During the term of the modified OEM Software Agreement, the Company pays royalties to IBM for the licensing of IBM programs to each applicable existing and new customer of the Company, and pays IBM annual maintenance fees for each applicable Lawson customer.  The modified OEM Software Agreement has an initial term of three years, commencing September 2005 and may be extended by the Company for two additional one-year terms.  During the initial three-year term, the Company has agreed to pay certain minimum quarterly and annual royalties to IBM.  Total commitments under the modified OEM Software Agreement approximate $9.5 million over the three-year term.  The Company may elect to terminate the OEM Software Agreement for convenience upon 90 days advance notice to IBM.  If the Company elects early termination at any time during the three-year term, the terms of the Agreement require the Company to pay IBM any unpaid minimum royalties through the date of termination plus a prorated share of the guaranteed annual minimum payment due for the year in which the termination occurred.  The Company has made cash payments of $5.7 million according to the terms of the modified OEM Software Agreement during the quarter ended February 28, 2007.  The payments were recorded as other assets – long-term.  As of February 28, 2007, the Company amortized $0.9 million of royalties to cost of revenues.  In addition, the Company recorded $2.6 million as other accrued liabilities on the February 28, 2007 Condensed Consolidated Balance Sheet, representing the annual minimum owed per the terms of the contract.  In accordance with SFAS No. 86 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”), the fees paid and accrued to date will be amortized to costs of license fees over the earlier of the time period in which units are sold or the useful life.

Hackett Group Agreement

On May 9, 2005, the Company and The Hackett Group, Inc., a wholly owned subsidiary of Answerthink Inc. (Hackett), entered into an Advisory Alliance Agreement (the Agreement).  The Agreement identifies joint programs in which Hackett will provide the Company and its customers and prospects with, among other things, access to Hackett benchmark tools, best-practices research and business advisory services in exchange for the payment of specified program fees.  The term of the Agreement commenced on May 9, 2005, and continues until May 31, 2008, unless terminated earlier in accordance with the provisions of the Agreement.  The Company and Hackett have the option to extend the terms of the programs upon mutual written agreement, and Hackett has agreed to provide certain exclusivity rights to the Company in connection with certain of its programs.  On June 14, 2006, the Company and Hackett amended the Agreement.  The Agreement did not change the amount owed to Hackett under the Agreement provisions, but instead reallocated the committed payments to the program associated with providing the product offering to our customers and provides a greater range of membership levels that the Company can offer to its customers. Under the Agreement, the Company paid $0.5 million during the first quarter of fiscal 2007, which was the remaining amount that the Company was contractually committed to pay.  As a result, there are no other accrued liabilities for this contract as of February 28, 2007.  Additionally, the Company will pay additional fees if sales volumes meet established criteria throughout the term of the contract.

Symphony Agreement (former Intentia)

In May 2005, former Intentia entered a Master Offshoring Agreement (the Agreement) with Symphony Service Corp., referred to as Symphony Services, an affiliate of Symphony Technology Group, LLC, a shareholder of Lawson and Symphony Technology II-A,L.P., pursuant to which Symphony Services agreed to provide Intentia both product development and customer support resources for an initial five year term.  The Agreement was not affected by the consummation of the business combination with Lawson.  It is believed that this Agreement will enable the Company to achieve significant quality improvements and better customer service without increasing total spending on product development and customer support and was part of a business transformation plan approved by Intentia in July 2004.  Under terms of the Agreement, the Company is contractually obligated to pay for a stated minimum level of resources employed to provide services for the first three years of the Agreement, after which either party may terminate the Agreement by delivery of a six-month advanced written notification.  If the Company elects to terminate the Agreement after the first three years, it would be required to pay a buyout fee equal to six months of resource costs under the agreement.  As of February 28, 2007, the remaining minimum obligation level is approximately $4.6 million through the original three year term, which ends in May 2008.  It is expected that this agreement will be extended the optional two years through May 2010.  Symphony has been paid $6.5 million since the Agreement’s inception through February 28, 2007.  Romesh Wadwani is a member of the Board of Directors of Lawson and is a partner of Symphony Technology Group, LLC.

IBM Agreement (former Intentia)

In May 2005, Lawson International (formerly Intentia) entered into a Master Offshoring Agreement (the Agreement) with IBM Svenska AB (IBM) in which IBM agreed to provide Lawson International cost efficient, high quality software development services and governs the joint development activities.  The Agreement has an initial term of five years, and may be extended in one or more additional eighteen month period(s), provided that the parties mutually agree to such a renewal in writing at least six months prior to the expiration of the then-current term.  The Agreement was not affected by the consummation of the business combination with Lawson.  For the duration of the term of the Agreement, the Company is obligated for minimum staffing levels and resources defined by the Agreement at an annual cost of approximately $1.2 million.  After completion of two and a half years from the Agreement Date, the Company may terminate the Agreement for convenience with six months advance written notice.  However, if the Agreement is terminated for convenience before the completion of five years, the Company remains obligated to pay IBM any unpaid amounts due for services performed up to the termination or the minimum staffing levels, whichever is greater.  As of February 28, 2007, the Company’s total remaining minimum obligation under the Agreement is approximately $3.7 million.  IBM has been paid $3.7 million since the Agreement’s inception through February 28, 2007.

Enlight Agreement

On July 6, 2006, the Company and Enlight, Inc., entered into a Master Software License and Services Agreement (the Agreement).  Under the Agreement, the Company will sublicense training, documentation and help content software as a hosted solution offering.  The Agreement has an initial term commencing July 6, 2006 and shall continue until December 31, 2009 or three years after the general availability of the software, whichever is later.  The Agreement will renew for a successive two-year period immediately following the expiration of the initial term.  During the term of the Agreement the Company will pay sublicense software and hosting fees to Enlight for each customer licensed.  In addition, the Agreement includes minimum sublicense fees over three years totaling $0.5 million, as well as an initial investment of $0.1 million for annual support and maintenance fees and consulting requirements for Lawson’s Internal Use License.  Should the Agreement be renewed for the successive two-year period as described above, minimum sublicense fees of $0.2 million will apply for that period.  The Company may terminate the Agreement at any time without cause by delivering ninety days prior written notice of such termination to Enlight and payment of a termination fee of $0.3 million, plus the minimum annual sublicense fee for the then current year less sublicense fees already paid for the current year.  The Company has also recorded $0.3 million as other accrued liabilities on the February 28, 2007 Condensed Consolidated Balance Sheet, representing the amount that Lawson would owe under the agreement if Lawson were to elect to exercise the termination option.

13.          SEGMENT AND GEOGRAPHIC AREAS

The Company views its operations and manages its business as one reportable segment, the development and marketing of computer software and related services including consulting and maintenance and customer support.  Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance.  In an effort to achieve greater operational scale and leverage costs with the acquisition of Intentia, the Company has and will continue to integrate the operations that support the Intentia M3 solutions and the legacy Lawson S3 solutions under one leadership structure. As a result, the financial information utilized to evaluate the business operations combines M3 and S3 initiatives for all vertical markets for product sales, consulting services and maintenance and customer support.  The Company markets its products and services through the Company’s offices in the United States and its wholly-owned branches and subsidiaries operating in the Americas, EMEA and APAC.  The following table presents revenues summarized by geographic region (in thousands):

Revenues	Geographical Region
Three months ended February 28, 2007	Americas	APAC	EMEA	Total
License fees	$17,359	$650	$8,425	$26,434
Services:
Maintenance	49,545	1,658	22,105	73,308
Consulting	35,463	3,667	52,335	91,465
Total services	85,008	5,325	74,440	164,773
Total revenues	$102,367	$5,975	$82,865	$191,207

Revenues	Geographical Region
Three months ended February 28, 2006	Americas	APAC	EMEA	Total
License fees	$14,864	$—	$235	$15,099
Services:
Maintenance	44,423	—	1,000	45,423
Consulting	26,320	—	853	27,173
Total services	70,743	—	1,853	72,596
Total revenues	$85,607	$—	$2,088	$87,695

Revenues	Geographical Region
Nine months ended February 28, 2007	Americas	APAC	EMEA	Total
License fees	$41,952	$1,610	$21,681	$65,243
Services:
Maintenance	148,390	4,833	60,638	213,861
Consulting	104,178	12,223	142,032	258,433
Total services	252,568	17,056	202,670	472,294
Total revenues	$294,520	$18,666	$224,351	$537,537

Revenues	Geographical Region
Nine months ended February 28, 2006	Americas	APAC	EMEA	Total
License fees	$51,143	$—	$681	$51,824
Services:
Maintenance	129,934	—	3,656	133,590
Consulting	77,207	—	2,025	79,232
Total services	207,141	—	5,681	212,822
Total revenues	$258,284	$—	$6,362	$264,646

Total revenues for the United States were $100.5 million and $84.1 million for the three months ended February 28, 2007 and 2006, respectively.  Sweden had $26.2 million in revenues for the three months ended February 28, 2007.  For the nine months ended February 28, 2007 and 2006, respectively, total revenues for the United States were $288.7 million and $252.8 million, respectively.  Sweden had $67.8 million in revenues for the nine months ended February 28, 2007.  Besides the United States and Sweden, no other countries reported revenues exceeding 10% of consolidated revenues.

Long-lived tangible assets consist of property and equipment.

The following table presents long-lived tangible assets summarized by geographic region (in thousands):

	Geographical Region
Long-lived tangible assets	Americas	APAC	EMEA	Total
As of February 28, 2007	$9,987	$3,677	$15,159	$28,823
As of May 31, 2006	$10,633	$1,992	$13,564	$26,189

U.S. long-lived tangible assets were $9.9 million and $10.6 million as of February 28, 2007 and May 31, 2006, respectively.  Sweden long-lived tangible assets were $8.8 million and $7.1 million as of February 28, 2007 and May 31, 2006.  Besides the United States and Sweden, no other countries reported long-lived tangible assets exceeding 10% of consolidated long-lived tangible assets.

14.          INCOME TAXES

The quarterly tax expense is calculated using an estimated annual tax rate for the period.  Due to the recurring nature of losses in many of the foreign jurisdictions in which the Company conducts business, valuation allowances are required against potential tax benefits from projected losses in certain jurisdictions for the current year.  Thus, no net tax benefit can be recorded for those jurisdictions.  At February 28, 2007 the calculation of the projected tax rate is not meaningful, due to the Company forecasting a provision that exceeds its projected book income. However, the Company is able to derive a tax rate to be applied to quarterly pre-tax book income in jurisdictions without valuation allowances.  This estimated tax rate of 37.3 percent was computed by dividing the projected annual provision, without consideration of discrete items, by the total consolidated pre-tax annual projected book income only for those jurisdictions for which a provision is expected.  This separate estimated annual tax rate was applied against the current period pre-tax book income for those same jurisdictions, to calculate the quarterly tax expense.

Income tax expense, after the impact of discrete items, was $2.8 million and $9.6 million for the three and nine months ended February 28, 2007, respectively, as compared to income tax expense of $3.2 million and $7.6 million for the three and nine months ended February 28, 2006.  For the three and nine months ended February 28, 2007, the calculation of the effective tax rate is not meaningful due to recording a provision that exceeds its book income.  The effective tax rate, after the impact of discrete items, for the three and nine months ended February 28, 2006 was 24.4% and 26.9%, respectively. Unlike the 2007 projected rate which is not meaningful, the 2006 rate can be calculated, as the Intentia acquisition occurred after February 28, 2006.

During the three months ended February 28, 2007, the company recorded a discrete tax benefit in the amount of $0.7 million.  This benefit was primarily related to recording a benefit associated with the retroactive reinstatement of the federal research and development credit, the reversal of tax reserves related to the closing of the U.S. statute of limitations on certain tax years, and a benefit recorded as a result of a favorable return to provision adjustment.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements.  These forward-looking statements are made in reliance upon the safe harbor provisions of 327A of the SEC Act and 21E of the SEC Exchange Act of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions and the expected impact of recently issued accounting pronouncements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2006.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review the risk factors described in this report on Form 10-Q and in other documents the Company files from time to time with the Securities and Exchange Commission.

Business Overview

Lawson Software, Inc. (the “Company”) provides business application software, consulting and maintenance to customers primarily in the services sector, trade industries and manufacturing/distribution sectors.  We operate as one business segment focused on broad sectors.  We specialize in specific markets including healthcare, public services, retail, financial services, food and beverage, manufacturing and wholesale distribution.  In the manufacturing sector we serve both process manufacturing and discrete manufacturing.  In the service sector we serve both asset-intensive and labor-intensive services.  Our software includes enterprise financial management, human capital management, business intelligence, asset management, enterprise performance management, supply chain management, service management, manufacturing operations, business project management and industry-tailored applications.  Our applications help automate and integrate critical business processes, which enables our clients to collaborate with their partners, suppliers and employees.  We support our client’s use of our applications through consulting services which primarily help our clients implement their Lawson applications, and through our maintenance program which provides on-going support and product updates for our client’s continued use of our applications.

We license two lines of enterprise software solutions referred to as S3 and M3 as well as maintenance and consulting services associated with those products.  S3 solutions consist of legacy Lawson software applications specifically designed for services industries.  M3 solutions consist of applications historically licensed by Intentia International AB that are geared for manufacturing, distribution and trade businesses who face resource constraints and whose processes are often complex and industry-specific.

Acquisition of Intentia International AB

On April 25, 2006, we completed the acquisition of Intentia International AB (“Intentia”).  We believe that the combination provides opportunities to leverage sales channels and sell expanded product lines across the combined business’s customer base.  The acquisition was accomplished through Lawson’s offer to exchange Intentia’s shares and warrants for newly issued shares of Lawson common stock.  We also completed a reorganization acquisition in connection with the combination.  See Note 5 Business Combinations of the Notes to the Condensed Consolidated Financial Statements for additional information.

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

We recognize revenue in accordance with the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, as well as Technical Practice Aids issued from time to time by the AICPA, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. We license software under non-cancelable license agreements and provide related consulting services, including training, and implementation services, as well as on-going customer support and maintenance.

When our consulting, training and implementation services 1) are not considered essential to the functionality of our software products, 2) are sold separately and also 3) are available from a number of third-party service providers, our revenues from these services are generally recorded separately from license fees and recognized as the services are performed. License fees within software arrangements including services that do not meet any one or a combination of the three criteria listed above, are recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, using contract accounting and the percentage-of-completion methodology based on labor hours input. Software arrangements which include certain fixed-fee service components are usually recognized as the services are performed while corresponding costs to provide these services are expensed as incurred.  The amounts of revenue and related expenses reported in the Consolidated Financial Statements may vary, due to the amount of judgment required to address significant assumptions, risks and uncertainties in applying the application of the percentage-of-completion methodology. Our specific revenue recognition policies are as follows:

•                    Software License Fees—License fee revenues from end-users are recognized when the software product has been shipped, provided a non-cancelable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. Provided the above criteria are met, license fee revenues from resellers are recognized when there is a sell-through by a reseller to an end-user. A sell-through is determined when we receive an order form from a reseller for a specific end-user sale. We do not generally offer rights of return, acceptance clauses or price protection to our customers. In situations where software license contracts include rights of return or acceptance clauses, revenue is deferred until the clause expires. Typically, our software license fees are due within a 12-month period from the date of shipment. If the fee due from the customer is not fixed or determinable, or includes payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In software arrangements that include rights to multiple delivered elements such as software products or specified upgrades and undelivered elements such as support or services, we allocate the total arrangement fee according to the fair value of each element using vendor-specific objective evidence. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. In software arrangements in which we have fair value of all undelivered elements but not of a delivered element, we use the residual method to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element and is recognized as revenue.  In software arrangements in which we do not have vendor-specific objective evidence of fair value of all undelivered elements, revenue is deferred until fair value is determined or all elements for which we do not have vendor-specific objective evidence of fair value, have been delivered.

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

Sales Returns and Allowances.   Although we do not provide a contractual right of return, in the course of arriving at practical business solutions to various warranty and other claims, we have allowed sales returns and allowances. We record a provision for estimated sales returns and allowances on licenses in the same period the related revenues are recorded or when current information indicates additional amounts are required. These estimates are based on historical experience determined by analysis of return activities, specifically identified customers and other known factors. If the historical data we utilize does not reflect future performance, then a change in the allowances would be necessary in the period such determination has been made affecting future results of operations.

Valuation of Long-Lived and Intangible Assets and Goodwill.   Substantially all of our intangible assets and goodwill resulted from our April 2006 acquisition of Intentia.  We review identifiable intangible and other long-lived assets for impairment in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent to or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the long-lived asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. If the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the asset is considered impaired, and the impairment is measured by reducing the carrying value of the asset to its fair value using the discounted cash flows method. The discount rate utilized is based on management’s best estimate of the related risks and return at the time the impairment assessment is made.

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

Under the provisions of SFAS No. 109 Accounting for Income Taxes, and related interpretations, future period reductions to the valuation allowance related to Intentia’s deferred tax assets that existed as of the date of the acquisition of Intentia are first credited against goodwill, then to the other identifiable assets existing at the date of acquisition, and then, once these assets have been reduced to zero, credited to the income tax provision. A provision benefit will not be realized for amounts credited against goodwill and other identifiable assets.

Contingencies.  The Company is subject to the possibility of various loss contingencies in the normal course of business.  The Company accrues for loss contingencies when a loss is probable and able to be estimated.

Litigation reserves. The establishment of litigation reserves requires judgments concerning the ultimate outcome of pending litigation against the Company and its subsidiaries. Reserves established in the normal course of business are based on the application of SFAS No. 5 Accounting for Contingencies, which requires us to record a reserve if we believe an adverse outcome is probable and the amount of the probable loss is capable of reasonable estimation. Reserves established in purchase accounting are based on fair value under SFAS No 141 so long as fair value can be determined within the purchase allocation period, otherwise these are determined under SFAS No. 5.  All reserves exclude legal costs which are treated as a period expense as incurred.

In applying judgment, management utilizes, among other things, opinions and estimates obtained from internal and outside legal counsel.  For purposes of assessing purchase accounting information, management also utilizes information obtained from independent valuation experts. Litigation by its nature is uncertain and the determination of whether any particular case involves a probable loss and then quantifying the amount of loss for purposes of adjusting initial estimates requires the exercise of considerable judgment, which is applied as of a certain date. The required reserves may change in the future due to new matters, developments in existing matters or if we determine to change our strategy with respect to the resolution of any particular matter.

Equity-Based Compensation.   Effective June 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) Share-Based Payment (SFAS No. 123(R)) which replaced SFAS No. 123 Accounting for Stock-Based Compensation (SFAS No. 123) and superseded Accounting Principles Board (APB) Opinion No. 25 Accounting for Stock Issued to Employees (APB Opinion No. 25).  Under SFAS No. 123(R), stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after June 1, 2006 and unvested awards outstanding at June 1, 2006.  Compensation costs for unvested stock options and awards that are outstanding at June 1, 2006, will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS No. 123, using a straight-line method.  The Company elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively restated.  Stock-based compensation expense for non-vested awards granted prior to the effective date is being recognized over the remaining service period using the fair value based compensation cost estimated for SFAS No. 123 pro forma disclosures.

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

Results of Operations

The following table sets forth certain line items in our Condensed Consolidated Statements of Operations as a percentage of total revenues and the period over period growth for the periods indicated:

	Percent of Total Revenue		Percent of Total Revenue		Percent of
	Three Months Ended		Nine months Ended		Dollar Change
	February 28,		February 28,		2007 vs. 2006
	2007	2006	2007	2006	Quarter	Year-to-Date

Revenues:
License fees	13.8%	17.2%	12.1%	19.6%	75.1%	25.9%
Maintenance	38.3	51.8	39.8	50.5	61.4	60.1
Consulting	47.9	31.0	48.1	29.9	236.6	226.2
Total revenues	100.0	100.0	100.0	100.0	118.0	103.1

Cost of revenues:
Cost of license fees	3.1	3.1	3.1	3.0	118.2	112.6
Cost of maintenance	8.3	7.8	8.3	8.1	130.6	106.4
Cost of consulting	40.8	29.4	42.4	29.4	203.1	193.6
Total cost of revenues	52.2	40.3	53.8	40.5	182.5	170.1

Gross margin	47.8	59.7	46.2	59.5	74.6	57.6

Operating expenses:
Research and development	10.7	16.3	11.8	16.2	42.3	47.5
Sales and marketing	20.8	20.1	21.7	21.2	125.1	107.8
General and administrative	13.4	11.0	13.8	13.8	166.6	102.2
Restructuring	6.0	—	2.8	—	*NM	*NM
Amortization of acquired intangibles	1.3	0.4	1.2	0.4	612.4	573.5
Total operating expenses	52.2	47.8	51.3	51.6	137.9	101.9

Operating (loss) income	(4.4)	11.9	(5.1)	7.9	*NM	*NM

Total other income	0.8	3.2	1.5	2.8	(49.4)	8.9
(Loss) income before income taxes	(3.6)	15.1	(3.6)	10.7	*NM	*NM
Provision for income taxes	1.5	3.7	1.8	2.9	(12.2)	25.4
Net (loss) income	(5.1)%	11.4%	(5.4)%	7.8%	*NM	*NM

*Not Meaningful

In our discussion of changes in results of operations from the third quarter year to date periods of fiscal 2007 compared to the third quarter and year to date periods in fiscal 2006, we provide information regarding the results of the newly acquired Intentia (or M3 solutions) as a component of the consolidated results and also discuss results of legacy Lawson (or S3 solutions) separately where applicable.  While the businesses have begun to integrate, and separate identification is becoming increasingly difficult between legacy Lawson and Intentia data, we have provided these separate metrics in the areas where we could reasonably calculate an impact.  All references to the effect of the distinction between legacy Lawson and Intentia are therefore approximate. Although we operate as one business segment, due to the size of the Intentia acquisition on Lawson’s historical operations, we believe this distinction, while not exact, provides relevant insight into the changes in results of operations.

Overview

Our fiscal third quarter also represents our third full quarter of operations after the acquisition of Intentia.  Total revenue for the third quarter of fiscal 2007 was $191.2 million, an increase of $103.5 million or 118.0% from the third quarter of fiscal 2006.  Approximately 84% of this increase was driven by the addition of the recently acquired Intentia business.  The remaining increase was attributable to growth in our S3 solutions from legacy Lawson for the third quarter of fiscal 2007 over the prior year.  The increase in legacy Lawson revenue was reflected in all revenue line items: license fees, maintenance and consulting services.  Total revenue for the nine months ended February 28, 2007 was $537.5 million, an increase of $272.9 million or 103.1% from the prior year.  Maintenance and consulting revenues for Intentia were impacted by the fair value purchase accounting adjustment as a result of the acquisition which reduced the deferred revenue balances acquired in the fourth quarter of fiscal 2006.  As a result, $1.8 million and $10.3 million in maintenance and consulting revenue was not recognized for the three and nine months ended February 28, 2007, respectively.  Acquired deferred license fee revenues for Intentia were completely eliminated as part of purchase accounting.

Consistent with our comments since the acquisition of Intentia, we are pursuing various efficiency measures as we continue to integrate the business.  These measures involve expanding global sourcing initiatives which are already underway, as well as other initiatives.  In regards to our global sourcing initiative, we have established arrangements with offshore partners and have created an offshore facility in Manila, the Philippines, which now has 247 full-time employees as of the end of the third quarter of fiscal 2007.  Over the next five quarters we will rebalance some of the work performed by our offshore partners to our Manilla facility.  In addition, we have begun to move certain technical, service, support and general and administrative processes to our Manilla operations while continuing to invest in customer-facing resources on-shore.  We are also planning the establishment of shared services centers in the EMEA and Asia Pacific regions in order to centralize and standardize processes, reduce business complexity and increase efficiency and scalability.  All of these changes were accelerated in the third quarter and resulted in a restructuring charge of $11.5 million in the third quarter of fiscal 2007.  We anticipate additional charges over the course of the next five quarters as we continue this business transformation.

Three and Nine Months Ended February 28, 2007 Compared To Three and Nine Months Ended February 28, 2006

	Three Months Ended		Quarterly Change
	February 28,		2007 vs. 2006
(in thousands)	2007	2006	Dollars	Percent

Revenues:
License fees	$26,434	$15,099	$11,335	75.1%
Maintenance	73,308	45,423	27,885	61.4%
Consulting	91,465	27,173	64,292	236.6%
Total revenues	$191,207	$87,695	$103,512	118.0%

	Nine Months Ended		Year-to-Date Change
	February 28,		2007 vs. 2006
(in thousands)	2007	2006	Dollars	Percent

Revenues:
License fees	$65,243	$51,824	$13,419	25.9%
Maintenance	213,861	133,590	80,271	60.1%
Consulting	258,433	79,232	179,201	226.2%
Total revenues	$537,537	$264,646	$272,891	103.1%

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

The growth in total revenues for the third quarter of fiscal 2007 was primarily attributable to the addition of the Intentia business.  A total of $87.0 million or 84% of this increase was attributable to the Intentia revenue streams and the remaining $16.5 million or 16% was attributable to growth in the legacy Lawson revenue streams.  Similarly, year to date, the $272.9 million of growth in total revenues resulted from $245.7 million or 90% from the Intentia revenue streams and the remaining $27.7 million or 10% from growth in the legacy Lawson revenue streams.

License Fees.   Our license fees primarily consist of fees resulting from products licensed to customers on a perpetual basis.  Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

The growth in license fee revenue for the third quarter of fiscal 2007 over the third quarter of fiscal 2006 was driven by $9.0 million from the recently acquired Intentia business and $2.5 million of growth in legacy Lawson license fees.  On a year to date basis, the growth in license fee revenue was solely due to the addition of the Intentia business as the legacy Lawson license fee revenue declined by $9.9 million over the same period in fiscal year 2006.  During the three quarters ended February 28, 2007, longer sales cycles and smaller deal sizes within the legacy Lawson business have led to lower contracted license amounts, which in turn has led to lower license fee revenue. However, in the third quarter we experienced slight changes in this trend as the number of deals greater than $1 million increased to five, which is four more than the number of $1 million or greater deals in the third quarter of fiscal 2006.  Similarly, for the nine months ended February 28, 2007, the number of deals greater than $1 million rose by three to a total of twelve over the same period ended February 28, 2006.

License fee revenue is generated each quarter from two primary sources: 1) the amount of revenue that can be recognized from licenses contracted with customers within the same quarter, and 2) revenue that is eligible for recognition from any prior quarter license contracting amounts.  In the first three quarters of fiscal year 2007, we have experienced a smaller percentage of license fee revenues generated from license contracting within the same quarter when compared to the same period of fiscal year 2006, resulting in only $5.7 million of incremental license fee revenue in the first three quarters of fiscal year 2007 over the same period in fiscal 2006.  This lower conversion was magnified by lower conversions on the M3 product line as well as a reduction in conversion rates with S3 license contracts.  As a result, our deferred license revenue has grown from $11.1 million at May 31, 2006 to $32.7 million at February 28, 2007, including a net addition of $3.2 million in the third quarter of fiscal 2007.  The amount of license fee revenue that we are recognizing in the current quarter from license contracts executed in prior quarters is beginning to increase and we expect that trend to continue for the next several quarters.  The amount of license fee revenue recognized from license contracting prior to the third quarter of 2007 was $6.0 million.  On a year to date basis for fiscal 2007, $11.9 million of license fee revenue was recognized from contracting in prior quarters.  These amounts compare to $1.6 million in the third quarter and $4.2 million year to date in fiscal year 2006.

Maintenance.   Our maintenance revenues represent the ratable recognition of fees to enroll and renew licensed products in our maintenance program. This program entitles our customers to product enhancements, technical support services, and on-going compatibility with third-party operating systems, databases and hardware. These fees are typically charged annually and are based on the license fees initially paid by the customer. Maintenance revenues can have fluctuations based on the timing of contracts, renewal rates, price increases and the number of new license contracts.

Maintenance revenue growth for the third quarter of fiscal 2007 was due mostly to $23.1 million of maintenance revenue added with the purchase of Intentia that was not included within our maintenance revenue in the third quarter of fiscal 2006.  The remaining $4.8 million of increase is due to our legacy Lawson maintenance revenue increases.  Those increases are the result of the combination of annual price increases, greater than 93% renewals on existing maintenance contracts and new maintenance from license fees generated in recent quarters.  Similarly, maintenance revenue growth in the nine months ended February 28, 2007 was largely due to $63.8 million of maintenance revenue added with the purchase of Intentia.  An additional $16.5 million increase, for reasons consistent with the quarter, is due to legacy Lawson maintenance increases over the same period ended February 28, 2006.

Maintenance revenues for the M3 product line from Intentia continued to be adversely impacted by the fair value purchase accounting adjustments as a result of the acquisition which reduced the deferred revenue balances acquired in the fourth quarter of fiscal 2006. This fair value purchase accounting adjustment had the expected effect of lowering the maintenance revenue from M3 maintenance services by $1.4 and $7.2 million for the three and nine months ended fiscal 2007, respectively.

Consulting.   Our consulting revenues consist of services related to software installations, software implementations, customized development, and training services to customers who have licensed our products.

Consulting revenue for the third quarter of fiscal 2007 more than tripled with an increase of $64.3 million from the third quarter of fiscal 2006.  Of this increase, $55.3 million related to consulting revenue from the addition of Intentia.  For the nine months ended February 28, 2007, consulting revenue growth was largely due to the addition of Intentia’s consulting revenue as well, accounting for $158.6 million of the total increase over the nine months ended February 28, 2006.  Intentia has historically experienced higher consulting revenues when compared to Lawson’s traditional consulting revenues.  In the third quarter of fiscal 2007, the consulting revenue derived from M3 consultants was 60% of total consulting revenues.  The fair value purchase accounting adjustment associated with the Intentia acquisition had the effect of lowering the expected consulting revenue by $0.5 million and $3.1 million for the three and nine months ended fiscal 2007, respectively.  In the third quarter of fiscal 2007, excluding the impact of M3 consulting, consulting revenue from legacy Lawson increased $9.1 million or 33% from the prior year.  Volume increases accounted for approximately $4.7 million of this increase, while approximately $1.2 million resulted from increases in revenue provided by third-parties.  Similarly, for the nine months ended February 28, 2007, legacy Lawson consulting revenue increased $20.9 million or 26% from the prior year due to volume increases of $9.6 million, third party revenue increases of $3.6 million and rate increases accounting for $1.4 million.

Three and Nine Months Ended February 28, 2007 Compared To Three and Nine Months Ended February 28, 2006

	Three Months Ended		Quarterly Change
	February 28,		2007 vs. 2006
(in thousands)	2007	2006	Dollars	Percent

Cost of revenues:
Cost of license fees	$5,950	$2,727	$3,223	118.2%
Cost of maintenance	15,815	6,857	8,958	130.6%
Cost of consulting	77,956	25,719	52,237	203.1%
Total cost of revenues	$99,721	$35,303	$64,418	182.5%

Gross Profit:
License fees	$20,484	$12,372	$8,112	65.6%
Maintenance	57,493	38,566	18,927	49.1%
Consulting	13,509	1,454	12,055	*NM
Total	$91,486	$52,392	$39,094	74.6%

Gross Margin:
License fees	77.5%	81.9%
Maintenance	78.4%	84.9%
Consulting	14.8%	5.4%
Total	47.8%	59.7%

* Not Meaningful

	Nine Months Ended		Year-to-Date Change
	February 28,		2007 vs. 2006
(in thousands)	2007	2006	Dollars	Percent

Cost of revenues:
Cost of license fees	$16,842	$7,922	$8,920	112.6%
Cost of maintenance	44,500	21,563	22,937	106.4%
Cost of consulting	227,979	77,650	150,329	193.6%
Total cost of revenues	$289,321	$107,135	$182,186	170.1%

Gross Profit:
License fees	$48,401	$43,902	$4,499	10.2%
Maintenance	169,361	112,027	57,334	51.2%
Consulting	30,454	1,582	28,872	*NM
Total	$248,216	$157,511	$90,705	57.6%

Gross Margin:
License fees	74.2%	84.7%
Maintenance	79.2%	83.9%
Consulting	11.8%	2.0%
Total	46.2%	59.5%

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

The increase in cost of license fees for the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 resulted primarily from $2.7 million in amortization of technology from the Intentia acquisition.  The cost of license fees as a percentage of license fee revenue increased from 18.1% in the third quarter of fiscal 2006 to 22.5%, in the third quarter of fiscal 2007.  The decrease in license fee margins for the third quarter of fiscal 2007 from the third quarter of fiscal 2006 resulted primarily from an increase in third-party costs for embedded products, other third party products and amortization of technology resulting from the Intentia acquisition.  Cost of license fees for the nine months ended fiscal 2007 increased $8.9 million over the prior year.  This increase was primarily a result of $7.9 million in amortization of technology resulting from the Intentia acquisition.  The decrease in license fee margin for the nine months ended February 28, 2007 compared to the prior year was caused by increased third party costs as discussed above as well as a lower conversion rate of license contracting which leads to lower recognized revenue in the current period, compared to expenses which are comparatively fixed in nature.

Cost of Maintenance.   Cost of maintenance includes salaries, employee benefits and related travel, and the overhead costs of providing support services to clients, as well as intangible asset amortization on support contracts purchased in April 2004.  Cost of maintenance does not include costs categorized as research and development, consistent with industry practice.

The increase in cost of maintenance for the third quarter of fiscal 2007 from the third quarter of fiscal 2006 primarily resulted from the addition of $7.7 million of expenses from Intentia.  Maintenance margin decreased from the prior year due to the addition of the results of Intentia, which had historically produced lower margins than legacy Lawson.  Cost of maintenance as a percentage of maintenance revenues for the third quarter of fiscal 2007 and 2006 was 21.6% and 15.1%, respectively.  Cost of maintenance fees for the nine months ended fiscal 2007 increased $22.9 million over the prior year of which $21.7 million was related to the addition of Intentia.  The decrease in maintenance margin for the nine months ended fiscal 2007 as compared to the prior year is due to the lower maintenance margins of the Intentia operations.  Legacy Lawson maintenance margins improved from 83.9% in the nine months ended February 28, 2006 to 84.9% in the nine months ended February 28, 2007.

Cost of Consulting.   Cost of consulting includes salaries, employee benefits, third-party consulting costs and related travel, and the overhead costs of providing implementation, installation, training and education services to clients.  Cost of consulting also includes costs associated with our hardware business.

The increase in cost of consulting for the third quarter of fiscal 2007 from the third quarter of fiscal 2006 resulted from the addition of $47.4 million of expenses from Intentia, which included $1.4 million of amortization of intangible assets acquired in the acquisition.  Excluding the addition of Intentia, cost of consulting increased $5.1 million associated with the $9.1 million increase in S3 consulting revenue discussed above.  The S3 increase was due to increased employee costs of $2.0 million from higher headcount and increased non-billable travel costs of $0.5 million associated with training.  Cost of consulting as a percentage of consulting revenues for the third quarter of fiscal 2007 and 2006 was 85.2% and 94.7%, respectively.  Consulting margins benefited from the addition of Intentia, as Intentia’s margins were historically higher than those generated by legacy Lawson.  Additionally, consulting margins have continued to improve for the legacy Lawson consulting operations in the third quarter of fiscal 2007 driven by higher consultant utilization and the increasing use of lower cost resources.  The increase in cost of consulting fees for the nine months ended fiscal 2007 over the prior year was largely due to the addition of $140.7 million in cost of consulting from Intentia.  This increase included a $4.2 million expense associated with amortization of intangible assets acquired in the acquisition.  Also, the legacy Lawson consulting practice experienced an increase in cost of consulting of $9.6 million associated with a $20.9 million increase in S3 consulting revenue for legacy Lawson.  Cost of consulting as a percentage of consulting revenues for the nine months ended February 28, 2007 was 88.2% compared to 98.0% for the nine months ended February 28, 2006.  The improvement is largely due to the Intentia consulting practice having historically higher margins relative to the legacy Lawson practice as well as an overall improvement in the legacy Lawson consulting margins from 2.0% in the nine months ended February 28, 2006 to 12.9% in the nine months ended February 28, 2007.

Operating Expenses

	Three Months Ended		Quarterly Change
	February 28,		2007 vs. 2006
(in thousands)	2007	2006	Dollars	Percent

Operating expenses:
Research and development	$20,380	$14,325	$6,055	42.3%
Sales and marketing	39,744	17,655	22,089	125.1%
General and administrative	25,714	9,644	16,070	166.6%
Restructuring	11,540	—	11,540	*NM
Amortization of acquired intangibles	2,465	346	2,119	612.4%
Total operating expenses	$99,843	$41,970	$57,873	137.9%

	Nine Months Ended		Year-to-Date Change
	February 28,		2007 vs. 2006
(in thousands)	2007	2006	Dollars	Percent

Operating expenses:
Research and development	$63,235	$42,875	$20,360	47.5%
Sales and marketing	116,534	56,092	60,442	107.8%
General and administrative	73,919	36,555	37,364	102.2%
Restructuring	14,900	5	14,895	*NM
Amortization of acquired intangibles	7,254	1,077	6,177	573.5%
Total operating expenses	$275,842	$136,604	$139,238	101.9%

* Not meaningful

Total Operating Expenses. Total operating expenses for the third quarter of fiscal 2007 doubled over the third quarter of fiscal 2006 primarily due to the acquisition of Intentia, which accounted for $51.1 million of the $57.9 million total.  Total operating expenses as a percent of revenue for the third quarter of fiscal 2007 were 52.2%, up from 47.7% for the third quarter of fiscal 2006 primarily due to a significant increase in restructuring, resulting from the transformation initiatives discussed under Restructuring below.  Total operating expenses for the nine months ended fiscal 2007 increased $139.2 million or 101.9%, of which $129.1 million was due to the acquisition of Intentia.  Total operating expenses as a percent of revenue for the nine months ended fiscal 2007 were 51.3%, down from 51.6% in the prior year which was the result of the relatively smaller research and development costs of Intentia on a percentage of revenue basis compared to legacy Lawson.  We plan to continue managing operating expenses aggressively throughout the year.

Research and Development.   Research and development expenses consist primarily of salaries, employee benefits, related overhead costs, and consulting fees associated with product development, enhancements and upgrades provided to existing customers under maintenance plans and to new customers, testing, quality assurance and documentation.

Research and development expenses for the third quarter of fiscal 2007 increased 42.3% from the third quarter of fiscal 2006 due to the acquisition of Intentia.  Excluding the addition of $8.1 million from the acquisition of Intentia, research and development expenses decreased $2.1 million, of which $1.6 million is due to lower human resource expenses resulting from offshoring and a $0.5 million is due to a decrease in contractor expenses.  Research and development expenses for the nine months ended fiscal 2007 also increased due to the acquisition of Intentia, which has accounted for $25.2 million this year to date.  This increase is offset by a decrease in legacy Lawson research and development on a year to date basis of $4.8 million which resulted from lower human resource costs due to a decrease in headcount as well as a decrease in contractor expenses.

Sales and Marketing.   Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel and overhead costs related to our sales and marketing personnel, as well as trade show activities, advertising costs and other costs associated with marketing our company.

Sales and marketing expenses for the third quarter of fiscal 2007 increased 125.1% from the third quarter of fiscal 2006 primarily due to the addition of sales and marketing expenses associated with the acquisition of Intentia.  Excluding the addition of $17.5 million of sales and marketing expenses from the acquisition of Intentia, sales and marketing expenses increased $4.6 million due to increases in employee expenses of $4.9 million primarily related to increased salaries as we increase our sales personnel to address the market opportunity for both S3 and M3 products.  Similarly, sales and marketing expenses for the nine months ended fiscal 2007 increased significantly, of which total $53.2 million was due to the acquisition of Intentia.   Excluding the effect of the acquisition of Intentia, legacy Lawson increased $7.2 million, which was primarily driven by increases in employee expenses of $7.7 million due to increased salaries and headcount.  In both the three and nine month periods, these increases in employee expenses were offset by various cost savings.

General and Administrative.   General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees and bad debt expense.

General and administrative expenses for the third quarter of fiscal 2007 increased 166.6% from the third quarter of fiscal 2006.  The increase was due to the addition of $13.4 million of general and administrative expenses from Intentia and an increase of general and administrative expenses for legacy Lawson of $2.9 million over the third quarter in the prior year.  The increase in general and administrative expenses for legacy Lawson over the prior year resulted from an increase in employee expenses of $1.1 million, an increase in audit fees of $0.8 million, expense recorded for stock-based compensation of $0.9 million, $0.1 million of other miscellaneous general and administrative expenses.  General and administrative costs for Intentia for the third quarter of fiscal 2007 continued to be somewhat higher than what is expected to be the future trend due to integration costs,  particularly higher contractor costs. This situation is expected to improve in the future as we hire permanent employees and integration efforts are completed.  General and administrative expenses for the nine months ended fiscal 2007 increased 102.2% of which $34.5 million was due to the addition of Intentia.  On a year to date basis general and administrative expenses for legacy Lawson increased by $3.1 million compared to the prior year with higher accounting fees and increased bad debt expense as well as increases in other miscellaneous expenses offset by a decrease in stock-based compensation expense from the prior year.  Prior year stock-based compensation expense included $6.3 million of expense related to the negotiated separation agreement with its former president and chief executive officer.

Restructuring.   Restructuring activity for the third quarter of fiscal 2007 increased significantly over the third quarter of fiscal 2006 due to additional planned personnel reductions.  During the nine months ended February 28, 2007, we recorded $15.1 million in restructuring charges compared with minimal restructuring charges recorded during the equivalent nine months of fiscal 2006.

On February 28, 2007, the Company recorded a restructuring charge as the result of transformational plans associated with moving jobs from the U.S. and Europe to the Philippines.  The restructuring charge represents estimated severance costs of $11.5 million related to the reduction of approximately 350 employees in the United States and Europe.  These reductions are planned to occur over the next 5 quarters.

On April 26, 2006, in conjunction with the acquisition of Intentia, the Company approved a plan designed to eliminate employee redundancies and exit or reduce leased facilities in both legacy Lawson and Intentia.

Legacy Lawson.  The plan for legacy Lawson includes the reduction of approximately 60 employees in the United States and United Kingdom and the exit or reduction in space for leases in certain facilities.  The reduction of employees include employees who work in operations, marketing, sales, research and development, maintenance and consulting.  As of May 31, 2006 the Company had a reserve of $1.2 million for severance and related benefits recorded and no reserve recorded for the exit of leased facilities.  For the three months ended February 28, 2007, $0.03 million of net reductions of severance and related benefits and no costs to exit leased facilities were recorded, respectively.  For the three months ended February 28, 2007, $0.1 million of cash payments were made for severance and related benefits and $0.2 million of cash payments were made for the exit of leased facilities.  For the nine months ended February 28, 2007, $0.2 million of net reductions of severance and related benefits and $3.2 million of costs to exit leased facilities were recorded, respectively.  For the nine months ended February 28, 2007, $1.2 million and $0.6 million of cash payments were made for severance and related benefits and the exit of leased facilities, respectively.  This resulted in an ending balance as of February 28, 2007 for both severance and related benefits and the reserve for the exit or reduction of leased facilities of $2.7 million.  The company expects cash payments for severance and related benefits to be made through the first quarter of fiscal 2008 and cash payments for the exit of leased facilities to be made up to approximately two years subsequent to the end of fiscal 2007.

Intentia.  The plan for Intentia includes the reduction of approximately 125 employees in the EMEA and APAC and the exit or reduction in space for leases in certain facilities.  The reduction of employees include employees who work in all functional areas of the Company.  As of May 31, 2006 the Company had a reserve of $12.7 million for severance and related benefits recorded and $16.8 million of reserve recorded for the exit of leased facilities for a total reserve of $29.5 million.  For the three months ended February 28, 2007, there were no additions, but there were $2.1 million in reductions made to severance and related benefits, as well as $0.3 million of additions for costs to exit leased facilities.  For the three months ended February 28, 2007, $2.8 million of cash payments were made for severance and related benefits and $4.0 million of cash payments were made for the exit of leased facilities.  For the nine months ended February 28, 2007, $2.1 million in reductions for severance and related benefits, and $0.3 million of additions for costs to exit leased facilities were made, as well as cash payments of $8.9 million and $4.8 million were made for severance and related benefits and the exit of leased facilities, respectively.  This resulted in an ending balance as of February 28, 2007 for both severance and related benefits and the reserve for the exit or reduction of leased facilities of $14.0 million.  The company expects cash payments for severance and related benefits to be made through the first quarter of fiscal 2008 and cash payments for the exit of leased facilities to be made up to approximately two years subsequent to the end of fiscal 2007.

We expect to see cost savings as a result of the April 2006 restructuring plans with a reduction in cost of revenue and operating expenses in future periods resulting from lower facility lease expense and reduced headcount.  We expect to begin to see the effects of these cost savings by the end of fiscal 2007 and into fiscal 2008.

Amortization of Acquired Intangibles.   Amortization of acquired intangibles for the three and nine months ended fiscal 2007 was $2.5 million and $7.3 million, respectively as compared with $0.3 million and $1.1 million for the three and nine months ended fiscal 2006, respectively.  The increase over fiscal 2006 primarily results from the amortization of intangibles acquired in the Intentia acquisition.

Total Other Income, Net

Total other income, net, which consists of interest income earned from cash and marketable securities, interest expense, and other associated costs, decreased to $1.4 million for the three months ended February 28, 2007, from $2.8 million for the same quarter in fiscal 2006.  An increase of approximately $0.3 million in other income, due primarily to a $16.8 million increase in average invested balances and an increase in average yields to 4.8% from 4.3% for the third quarters of fiscal 2007 and 2006, respectively, was offset by an increase of $1.5 million in interest expense for the quarter.  The interest expense is largely attributable to the litigation contingency associated with customer claims against Intentia outstanding at the date of the acquisition with Intentia.  A total of $1.2 million in interest expense was recorded in the third quarter of fiscal 2007 associated with this preacquisition litigation reserve.

For the nine months ended February 28, 2007, other income, net increased to $8.1 million from $7.5 million for the nine months ended February 28, 2006.  The $0.6 million increase in other income, net was due primarily to an increase in interest income reflecting a $34.1 million increase in average invested balances and an increase in average yields, which were 3.7% and 2.8% for the nine months ended February 28, 2007 and 2006, respectively.

Provision for Income Taxes

Income tax expense was $2.8 million for the three months ended February 28, 2007, as compared to income tax expense of $3.2 million for the three months ended February 28, 2006.  Income tax expense was $9.6 million for the nine months ended February 28, 2007 as compared to income tax expense of $7.6 million for the nine months ended February 28, 2006.  For the three and nine months ended February 28, 2007, the calculation of the effective tax rate is not meaningful due to forecasting a tax provision that exceeds its book income.  This tax expense relates to profitable jurisdictions.  The effective tax rates for the three and nine months ended February 28, 2006 was 24.4% and 26.9%, respectively, which reflected the impact of releasing of $1.6 million of tax reserves in the first quarter of fiscal 2006.  We review our reported effective tax rate on a quarterly basis and make any necessary changes.

The Company’s income tax expense, when compared to the pre-tax loss, is volatile.  The mix of pre-tax profits and losses amongst entities for which either a tax provision is or is not recorded, has changed from quarter to quarter and is the primary reason for the consolidated income tax volatility.

The company is considering a plan to complete a legal entity restructuring for the year ended May 31, 2008.  In addition to enabling the company to obtain many post Intentia acquisition operational synergies, implementation of this plan may have an effect of lowering the company’s global effective tax rate.  The company may be able to implement a component of this global restructuring plan in the fourth quarter of the fiscal year ended May 31, 2007.  In the event such implementation occurs, the company may begin to see a decrease in its annual projected global effective tax rate.

Stock-Based Compensation

On June 1, 2006, we adopted the provisions of SFAS No. 123(R). Under SFAS No. 123(R), stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after June 1, 2006 and unvested awards outstanding at June 1, 2006.  Compensation costs for unvested stock options and awards that are outstanding at June 1, 2006, will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS No. 123, using a straight-line method.  We elected the modified-prospective method of adopting SFAS No. 123(R), under which prior periods are not retroactively restated.  Stock-based compensation expense for non-vested awards granted prior to the effective date is being recognized over the remaining service period using the fair value based compensation cost estimated for SFAS No. 123 pro forma disclosures.  Total stock-based compensation expense included in the Company’s Condensed Consolidated Statements of Operations for the three months ended February 28, 2007, was $1.8 million, or $1.2 million net of tax.  This had an impact of $0.01 on our earnings per share for the three months ended February 28, 2007.  Total stock-based compensation expense for the nine months ended February 28, 2007, was $5.5 million, or $3.5 million net of tax.  This had an impact of $0.02 on our earnings per share for the nine months ended February 28, 2007.  During the three months ended February 28, 2006, prior to the adoption of SFAS No. 123(R), stock-based employee compensation expense recognized by the Company was not material.  During the nine months ended February 28, 2006, prior to the adoption of SFAS No. 123(R), we recognized $6.6 million, or $4.1 million net of tax stock-based employee compensation expense, that included a $6.3 million, or $3.8 million non-cash after tax charge resulting from the negotiated separation agreement with our former president and chief executive officer.  Other amendments to stock option agreements as of February 28, 2006 did not have a material impact to the results of operations as of the three and nine months ended February 28, 2006.

For purposes of calculating the fair value of options under SFAS No. 123(R), the weighted average fair value of options granted during the nine months ended February 28, 2007 was $3.51 per share.  For purposes of calculating the fair value of options under SFAS No. 123, the weighted average fair value of options granted during the nine months ended February 28, 2006 was $3.13 per share.  The weighted average fair values were based on the fair values on the dates of grant.  The fair values for the options were calculated using the Black-Scholes option-pricing model utilizing the following assumptions:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Weighted average per option fair value	$3.20	$3.65	$3.51	$3.13
Assumptions used for option grants:
Expected life (years)	4.2	5.0	4.7	5.0
Risk-free interest rate	4.7%	4.2%	4.7%	3.6%
Volatility	43.6%	52.0%	49.6%	56.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Forfeiture rate	6.1%	N/A	6.1%	N/A

In June 2005 the expected life was based on the historical expected life that was established from historical observations.  In June 2006, we calculated expected life based on historical observations, taking into account the contractual life of the option and expected time to post-vesting forfeiture and exercise.  The risk free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity that correlates to the expected life of the options.  We are using a combination of historical and implied volatility (blended method) to calculate the volatility.  Currently our historical volatility calculation for grants with estimated lives of 4 years or more is based on a four-year look back period.  We will continue to increase the look back in order to coincide with the expected life of our grants.  The pre-vesting forfeiture rate is calculated by looking at historical actual forfeitures of options compared to grants.  Before implementing SFAS No. 123(R), forfeitures were accounted for as they occurred.

Unrecognized compensation expense related to outstanding stock options as of February 28, 2007, was $16.9 million and is expected to be recognized over a weighted average period of 3.39 years and will be adjusted for any future changes in estimated forfeitures.

Liquidity and Capital Resources

	Nine Months Ended
	February 28,	February 28,
	2007	2006	Change
	(in thousands, except %)
Cash Flow
Cash (used in) provided by operating activities	$(16,178)	$38,625	*NM
Cash provided by (used in) investing activities	$18,848	$(49,548)	*NM
Cash provided by financing activities	$8,428	$10,319	(18.3)%

	As of February 28,	As of May 31,
	2007	2006	Change
	(in thousands, except %)
Capital Resources
Working capital	$141,651	$168,201	(15.8)%
Cash and cash equivalents and marketable securities	$271,089	$306,581	(11.6)%

* Not meaningful

As of February 28, 2007, we have $271.1 million in cash, cash equivalents and marketable securities, excluding $15.0 million in restricted cash.  Our working capital is $141.7 million as of February 28, 2007. Our most significant source of operating cash flows is derived from the collection of license fees, maintenance fees and consulting services from our customers.  Days sales outstanding (DSO), which is calculated on net receivables at period end divided by revenue for the quarter times 90 days in the quarter, was 87 and 50 as of February 28, 2007, and May 31, 2006, respectively.  The DSO as of May 31, 2006 does not include DSO for Intentia as a combined DSO would not have been meaningful as the acquisition occurred late in the fourth quarter ended fiscal 2006 The acquisition of Intentia increased our accounts receivable outside the U.S. and has led to higher consolidated accounts receivable with longer terms and higher DSO’s.   Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services, and facilities.

We believe that cash flows from operations, together with our cash, cash equivalents and marketable securities, will be sufficient to meet our cash requirements for working capital, capital expenditures and investments for the foreseeable future. As part of our business strategy, we may acquire companies or products from time to time to enhance our product lines.

During the third quarter ended February 28, 2006, we began a program to invoice S3 annual support renewals in the Americas so that most customers will have a June 1 renewal date each year for software support.  In the past, annual support renewal dates with customers were spread throughout the year, based on either the beginning of a quarter or the anniversary date of the initial license agreement with a customer.  Accordingly, cash generated from support renewals was spread over an entire fiscal year.  Under this new program, we will invoice customers for annual support during the 90-day period before each June 1, and expect payments by fiscal year end.  As a result, beginning in the fourth quarter of fiscal 2007 and then in the first quarter of fiscal 2008, we anticipate our cash balance from annual support payments will increase when these invoices are paid, and then will decrease after the first quarter of each fiscal year as we apply that cash towards the fulfillment of our support obligations.  We experienced the negative impact on operating cash flow from the shift in support billings in the first and second quarter of fiscal 2007 as we billed shorter and shorter support periods leading up to the fourth quarter of fiscal 2007.  Revenue is not affected by this new program as revenue is recognized as the services are provided.  Intentia’s invoicing cycle has historically occurred throughout the year, with a slight increase in our fiscal third quarter due to historical seasonality at the former Intentia.

Cash flows from operating activities:

Net cash used in operating activities was $16.2 million for the nine months ended February 28, 2007, compared with $38.6 million of net cash provided by operating activities for the nine months ended February 28, 2006.  Our net loss of $29.1 million was offset by non-cash charges of $37.1 million, which increased from prior year non-cash charges of $18.8 million and primarily included charges of $29.2 million of depreciation and amortization, an increase from the prior year and a $3.8 million increase in the provision for doubtful accounts compared to a decrease in the prior year.

 The net working capital changes of $24.2 million increased the overall cash used to $16.2 million.  The significant activity in cash flows from working capital changes for the nine months ended February 28, 2007 are related to a decrease in accrued and other liabilities of $12.9 million, an increase in prepaid expenses of $5.3 million, a decrease in accounts payable of $2.1 million, an increase of $9.5 million in trade accounts receivable and a decrease in income tax payable of $1.1 million.  These were partially offset by an increase in deferred revenue of $6.7 million The decrease in accrued and other liabilities resulted from the pay down of certain accrued liabilities including variable compensation which existed at the date of acquisition and payment of integration related reserves.

Cash flows from investing activities:

Net cash provided by investing activities was $18.8 million for the nine months ended February 28, 2007, compared with $49.5 million in cash used in investing activities for the nine months ended February 28, 2006.  The investing activities for the nine months ended February 28, 2007, primarily related to $148.0 million of cash received from maturities of marketable securities partially offset by $100.4 million of purchases of marketable securities and $10.7 million of purchases of property and equipment.  Additionally, a reserve of restricted cash of $15.0 million is being held until settlement of the purchase of the remaining shares of Intentia, which has also decreased cash flow from investing activities.

Cash flows from financing activities:

Net cash provided by financing activities was $8.4 million for the nine months ended February 28, 2007, compared with $10.3 million in cash provided by financing activities for the nine months ended February 28, 2006.  The financing activities for the nine months ended February 28, 2007, primarily related to $10.1 million in cash received from the exercise of stock options and $3.2 million in cash received from the proceeds of long term debt, offset by $5.9 million used in the repurchase of common stock

Derivatives

We account for derivative instruments, consisting of foreign currency forward contracts, pursuant to Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, as amended. SFAS 133 requires that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. We employ derivative financial instruments to offset recognized non-functional currency transaction exposures. Gains and losses resulting from changes in the fair value of our derivative portfolio are recorded in each accounting period. These gains and losses largely offset gains and losses from non-functional currency balance sheet exposures previously recognized. We do not use derivative instruments for trading purposes and do not employ hedge accounting.  All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in the Condensed Consolidated Statements of Operations.  As of February 28, 2007, the net fair value of our derivatives was $1.0 million, and is included in other accrued liabilities.

Credit Facilities

We have a credit facility that was entered into by Intentia on November 1, 2004 and assumed by Lawson.  The facility consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $5.7 million (Swedish Kroner (SEK) 40 million).  The facility is secured by a corporate letter of guaranty by Lawson Software, Inc.  As of February 28, 2007, $0.1 million was outstanding under the guarantee line and $5.6 million was available for use.  We also have various other outstanding guarantees totaling $0.4 million with various financial institutions.

Restricted Cash

The Company has $15.0 million held as restricted cash as of February 28, 2007.  Approximately $13.2 million of this relates to collateral to secure a bank guarantee for the settlement of the purchase of the remaining shares of Intentia.  The balance of $1.8 million relates to various guarantees of the Company’s properties worldwide.  Of the $15.0 million in restricted cash, we expect $8.5 million to be paid within one year.  The remaining restricted cash has been classified as a non-current asset on the balance sheet.  The arbitration process associated with the settlement of the un-tendered shares of Intentia requires the Company to maintain a specified amount in escrow, although the amount may not be indicative of the purchase price of the remaining shares.

Share Repurchase Plan

On November 13, 2006, the Company announced that the board of directors approved a share repurchase of up to $100 million of common stock.  The share repurchase will be funded using the Company’s existing cash balance and future cash flows, and will occur through open market purchases, privately negotiated transactions and/or transactions structured through investment banking institutions as permitted by securities laws and other legal requirements.  Market conditions will influence the timing of the buyback and the number of shares repurchased.  The Company used $5.9 million to repurchase 867,000 shares at an average price of $6.80 during the three quarter ended February 28, 2007 under this plan.  The board of directors, along with management, continues to evaluate the best use of the Company’s cash and financial resources, including strategic acquisitions or incremental share repurchase plans.

Disclosures about Contractual Obligations and Commercial Commitments

There have been no material changes to the Company’s contractual obligations and commercial commitments as disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2006.

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities, related parties or other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of February 28, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements may be referred to as a form of off-balance-sheet financing. As of February 28, 2007, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2006 and 2017. Rent expense under operating leases for the three months ended February 28, 2007 and 2006 was $6.6 million and $3.2 million, respectively.  Rent expense under operating leases for the nine months ended February 28, 2007 and 2006 was $25.8 million and $10.1 million, respectively.  The increase is primarily due to facilities and equipment under lease at the acquisition date of Intentia on April 25, 2006.

Foreign Currency

The Company has a potential loss arising from adverse changes in foreign currency exchange rates.  For the nine months ended February 28, 2007, approximately 46% of our revenue was denominated in a foreign currency which is an increase from the approximate 5% as of the nine months ended February 28, 2006 due to the addition of Intentia which was acquired in the fourth quarter of fiscal 2006.  As a result the Company now has significant assets and operations in Europe as well as Asia-Pacific resulting in exposure to foreign currency gains and losses.

The increase in transactions denominated in foreign currencies and the increase in foreign currency exposure in fiscal 2007, has caused us to manage foreign currency market risk, from time to time, using forward contracts to offset the risk associated with the effects of certain foreign currency exposures.  These foreign currency exposures are primarily associated with inter-company transactions in our non-functional currencies.  Increases or decreases in our foreign currency exposures are expected to be offset by gains or losses on forward contracts.  This is expected to mitigate the possibility of significant foreign currency transaction gains or losses in future periods.

We do not use forward contracts for trading purposes.  All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in the Condensed Consolidated Statement of Operations.  Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.  Net foreign exchange transaction gains (losses) recorded in the Condensed Consolidated Statement of Operations for the three and nine months ended February 28, 2007 was $4.2 million and $4.3 million, respectively.  At February 28, 2007 the fair value of foreign currency forward contracts approximated $0.9 million net liability recorded in other accrued liabilities in Condensed Consolidated Balance Sheets.  For the prior three and nine months ended February 28, 2006 we did not employ derivative financial instruments.

Recent Accounting Pronouncements

In February 2007, the FASB issues SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159), which becomes effective for fiscal periods beginning after November 15, 2007.  Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period.  This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently.  The Company is currently evaluating the potential impact of adopting SFAS No. 159 has on its Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158).  SFAS 158 amends SFAS 87, Employers’ Accounting for Pension (SFAS 87), SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Benefits and for Termination Benefits (SFAS 88), and SFAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits.  Effective for fiscal years ending after December 15, 2006, SFAS 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans.  The impact of adoption will be recorded as an adjustment of other accumulated comprehensive income. Subsequent changes in funded status will be recognized as a component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost pursuant to SFAS 87 or SFAS 88.  Prior to the acquisition of Intentia, the Company did not maintain any plans subject to SFAS 87 or SFAS 158. The Company does not believe it will be required to make any disclosure under SFAS 158.

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

In September 2006, the SEC issued Staff Accounting Bulletin No, 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material.  SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged.  The Company is currently evaluating the expected impact of the provisions of SAB 108 on its results of operations and its financial position.

In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement 109, Accounting for Income Taxes.  This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition, measurement and disclosure of tax positions that a company has taken or expects to be taken on a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and transition.  Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted.  The Company is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated results of operations and financial condition.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency.  The Company’s market risk includes the potential loss arising from adverse changes in foreign currency exchange rates.  For the nine months ended February 28, 2007, approximately 46% of our revenue was denominated in a foreign currency which is an increase from the approximate 5% as of the nine months ended February 28, 2006 due to the addition of Intentia which was acquired in the fourth quarter of fiscal 2006.  As a result the Company now has significant assets and operations in Europe as well as Asia-Pacific resulting in exposure to foreign currency gains and losses.

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

We do not use forward contracts for trading purposes.  All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in the Condensed Consolidated Statement of Operations.  Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.  Net foreign exchange transaction gains (losses) recorded in the Condensed Consolidated Statement of Operations for the three and nine months ended February 28, 2007 was $4.2 million and $4.3 million, respectively.  At February 28, 2007 the fair value of foreign currency forward contracts approximated $0.9 million net liability recorded in other accrued liabilities in the Condensed Consolidated Balance Sheets.  For the prior three and nine months ended February 28, 2006 we did not employ derivative financial instruments.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the material weakness that was identified in our first quarter as reported in our From 10-Q for the quarter ended August 31, 2006, still exists for the third quarter ended February 28, 2007.  Although progress has been made regarding the material weakness identified in the first quarter of fiscal 2007, our disclosure controls and procedures in our internal control over financial reporting relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with generally accepted accounting principles of the United States of America (U.S. GAAP) still need improvement.  See further discussion of our update regarding this material weakness identified as of August 31, 2006 within Changes in Internal Control Over Financial Reporting below.

Management determined that a material weakness in our internal control over financial reporting existed as of August 31, 2006 relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with U.S. GAAP.  In order to compensate for a lack of adequate finance and accounting staff at Intentia, management implemented transitional controls that utilized existing staff at the Company’s corporate headquarters based in St. Paul, Minnesota to perform the U.S. GAAP accounting requirements for Intentia.  The transitional controls put in place in the first quarter of fiscal 2007 surrounding Intentia caused additional strain on our financial reporting function resulting in the operating effectiveness of the St. Paul, Minnesota finance and accounting personnel to become inadequate in the first quarter of fiscal 2007.  As a result of this material weakness, the Company experienced accounting adjustments in order to comply with US GAAP related to its adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)), during the first quarter of 2007, as well as in other areas.  These accounting adjustments, when considered in light of other current internal control deficiencies and significant deficiencies results in management assessing that the Company’s lack of qualified accounting and finance personnel represents a more than remote likelihood that a material misstatement could result in our interim Condensed Consolidated Financial Statements that would not be prevented or detected.  Accordingly, management has determined that the Company’s inadequate finance and accounting personnel control deficiency constitutes a material weakness in our internal control over financial reporting as of February 28, 2007.  As a result of this material weakness, management has implemented changes during the second and third quarters of the Company’s fiscal year 2007, to address controls relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with U.S. GAAP.  See Management’s Actions and Plans for Remediation below.

Changes in Internal Control Over Financial Reporting

Management’s Actions and Plans for Remediation

Management has implemented the following changes in our internal control over financial reporting relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with U.S. GAAP.  These changes were partially implemented during the second and third quarters of fiscal 2007 and are expected to affect Lawson’s internal controls relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with U.S. GAAP.  We intend to continue to remediate the aforementioned material weakness in our internal control over financial reporting during the remainder of fiscal 2007 and we will again report on the status of our remediation efforts when the Company files its Form 10-K as of and for the period ending May 31, 2007.  In particular, management has implemented the following:

•                  Hired additional and permanent Finance department personnel with technical accounting expertise that have appropriate accounting backgrounds and fully understand U.S. GAAP reporting requirements.  In addition, certain contractors were added for specific experience or expertise where a gap needed to be filled.  These additions were done in key areas in St. Paul, Minnesota and within Lawson International.

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

In light of the material weakness identified, in preparing our Condensed Consolidated Financial Statements as of and for the quarter ended February 28, 2007, we performed additional analyses and other post-closing procedures in an effort to ensure our Condensed Consolidated Financial Statements included in this Report as of and for the quarter ended February 28, 2007 have been prepared in accordance with U.S. GAAP.  We will continue to perform the additional analyses and other post-closing procedures to mitigate the risk of potential material misstatements to the Company’s financial statements in future quarters.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Since our acquisition of Intentia in April 2006, the Company has been accumulating information regarding Intentia customer claims and disputes that arose in Europe and APAC before the acquisition.  Some of these claims and disputes have been outstanding for a long time, while others were only known or managed at a local level.   As such, the process of assembling the information relevant to finalizing estimates of our exposure has been a long one.  Initial purchase accounting accrual estimates previously recorded for such claims and disputes have been disclosed as preliminary in our 2006 Form 10-K and subsequent 10-Q filings.  The Company has decided upon  a different approach to settling these issues than that taken by Intentia, and during the third quarter of 2007, the Company obtained sufficient reliable information for purposes of adjusting its preliminary estimates of fair value for these claims and disputes.   This resulted in an incremental accrual of $11.1 million with an associated increase to goodwill, recorded as of February 28, 2007 (see Note 11).  Upon completion of its estimate, management engaged a third-party valuation firm to verify this reserve.  These reserves are recorded at present value and are expected to be consumed through a combination of cash payments and free services over the next 12 to 24 months.  Because the reserves are recorded at present value, an aggregate $1.2 million of interest accretion was recorded in the third fiscal quarter of 2007.  In addition to this interest charge, during the nine months ended February 28, 2007, the Company recorded approximately $3.0 million of expenses associated with these matters in the form of legal costs and reserve adjustments.  The Company expects to finalize these estimates in the fourth fiscal quarter upon receipt of the independent third-party valuation. No material adjustments are expected however it is possible there could be a charge to operations as a result of finalizing this matter.

We expense our defense costs during the period when incurred.  If the aggregate settlement costs or judgments exceed the fair value estimate established as part of the purchase price adjustment, the overage would be expensed in the period when incurred.  We are, and from time to time may become, involved in other litigation in the normal course of business concerning our products and services.

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

We compete with Oracle Corporation, SAP AG, Infor Global Solutions GmbH, Microsoft Corporation and other larger software companies that have advantages over us due to their larger customer bases, greater name recognition, long operating and product development history, greater international presence and substantially greater financial, technical and marketing resources.  If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from Oracle, SAP, Infor or Microsoft since those larger vendors offer a wider range of products.  Furthermore, Oracle is capable of bundling its software with its database applications, which underlie a significant portion of our installed applications.  We also compete with a variety of more specialized software and services vendors, including:

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

We believe that Oracle, SAP and other competitors are discounting their products and services on an increasing basis to attempt to gain market share in the markets where we compete.  Some competitors are also increasingly aggressive with offering payment terms, contractual warranties, implementation terms or guarantees that are more favorable to customers and prospects.  Competitors may entice our customers and prospects to switch software vendors by offering those customers or prospects free or heavily discounted products or services, and other more favorable contract terms. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms to customers that lower our margins and increase our risks.  We expect competition to persist and intensify, which could negatively impact our operating results and market share.

Our revenues, and in particular our software license revenue, vary each quarter and are difficult to predict.

Revenues from license fees in any quarter depend substantially upon our licensing activity with new and existing customers, and our ability to recognize revenues in that quarter under our revenue recognition policies.  If we do not continue to develop or acquire new products, licensing activity with existing customers may decline.  Licensing activity for our products drives maintenance and services revenues because we sell maintenance and services for only our products.  A decrease in licensing activity will typically lead to a decrease in services revenue in the same or subsequent quarters.  If we do not have sufficient licensing activity with new customers each year, our maintenance revenue for the following year will decline because new customers are needed to offset the percentage of existing customers who scale back their businesses, reduce licenses and maintenance contracts, are acquired, or otherwise choose not to renew annual maintenance.  Our sales force and marketing team must continue to generate sales leads among existing customers and prospective customers.  When we “qualify” a lead, that lead becomes part of our sales “pipeline.”  If our pipeline does not continue to grow in our different markets and geographies, our revenues will eventually decline.  The rate at which we convert our pipeline into actual sales can vary greatly from quarter to quarter for the following reasons:

•                  The period between initial customer contact and a purchase by a customer may vary and can be more than one year.  During the sales cycle, prospective customers may decide not to purchase or may scale down purchases because of competing offers, budgetary constraints or changes in the prospect’s management, strategy, business or industry.  Increasingly, customer or prospect organizations are taking more steps to approve the purchase of our products and services.  Often times, we must wait for a customer or prospect’s board of directors to approve a purchase.  These added approval requirements can delay the sales cycle and jeopardize the likelihood of completing the sale.

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

If we are unable to attract and retain senior management,  software developers, services consultants, finance and accounting specialists,  and other qualified personnel, we will be unable to develop new products and increase our revenue and profitability.

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

•                  the customer agreement includes a fixed-fee service arrangement for which we do not have “vendor specific objective evidence” (VSOE) of fair value; or

•                  we are not able to establish historical pricing and maintenance renewal rates to meet the “vendor specific objective evidence” (VSOE) requirements of these accounting rules.

We expect that we will continue to defer portions of our license fee activity because of these factors, with deferrals more likely for (a) our M3 products because of product customization (often required due to the nature of the manufacturing and distribution industries) that is frequently included with new sales, (b) sales to governmental entities because those often include fixed fee arrangements for which we do not have “vendor specific objective evidence” (VSOE) of fair value and (c) sales of large license fee contracts because it is more difficult to use standard contract terms.  The amount of license fees deferred may be significant and will vary each quarter, depending on the mix of products sold in each market and geography, and the actual contract terms.

We may take additional restructuring actions that result in financial charges in the period taken.

Since the closing of our acquisition of Intentia in April 2006, we have been integrating our two companies and executing on our business plan.  Before the acquisition, Lawson focused primarily on targeted service industries in North America, with our S3 products, and Intentia focused primarily on manufacturing and distribution industries in Europe, with its M3 products.

We have consolidated Lawson and Intentia facilities and taken other restructuring actions to reduce combined company costs.  We are also continuing to expand our operations in the Philippines, and reduce certain higher cost employee positions in the United States and Europe.  If we decide to take additional restructuring actions to improve operational efficiencies, we may be required to incur financial charges in the period when we make that decision, which could have a material adverse impact on our results of operations for that period.

We may not retain or attract customers if we do not develop new products and enhance our current products in response to technological changes and competing products.

The enterprise software market is faced with rapid technological change, evolving standards in computer hardware, software development and communications infrastructure, and changing needs and expectations of customers.  Building new products requires significant investment in development.  A substantial portion of our research and development resources are devoted to regulatory and maintenance requirements, and product upgrades that address new technology support.  These demands put significant constraints on our resources available for new product development.  We also face uncertainty when we develop or acquire new products because there is no assurance that a sufficient market will develop for those products.

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

Deterioration in our relationships with resellers,  systems integrators and other third parties that market and sell our products could reduce our revenues.

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

As a Swedish company, Intentia was not required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 concerning the design and operating effectiveness of internal control over financial reporting.  Consequently, Intentia did not have the staff, experience, training or procedures to comply with these requirements.  Since the closing of the acquisition in April 2006, we have been integrating our two businesses and have compensated for the lack of finance staff at Intentia with finance staff at legacy Lawson which, in turn, has over-extended the finance staff at legacy Lawson.  During the first quarter ended August 31, 2006, we have identified that a material weakness in our internal control over financial reporting exists relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with generally accepted accounting principles of the United States of America (U.S. GAAP).   Although we have intensified our hiring efforts for qualified accounting personnel, this material weakness has not been remediated as of February 28, 2007.  The existence of an internal control deficiency which has been assessed as a material weakness can increase the risk that the Condensed Consolidated Financial Statements included in this Report do not fairly present, in all material respects, the financial condition, results of operations and cash flows for the periods presented. As a result of the existence of this material weakness, we could encounter delays in our ability to complete our financial reporting on a timely basis and lose investor confidence in the accuracy and completeness of our financial reporting which, in turn, could have a negative market reaction.

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

We have had an unusually high effective tax rate and are taking steps to bring our effective tax rate more in line with our industry.  However, there is no assurance that we will be successful because our effective tax rate can be adversely affected by several factors, many of which are outside of our control, including:

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

 We are accounting for the acquisition of Intentia as a purchase following accounting principles generally accepted in the United States. Under the purchase method of accounting, the purchase price of Intentia will be allocated to the fair value of the identifiable tangible and intangible assets and liabilities that we acquire from Intentia. Any adverse changes to the fair value of these assets and liabilities in future periods, including the preacquisition litigation reserve, would result in a period charge to earnings. In addition, accounting for the combination of Intentia under the purchase method required a decrease in deferred revenue to fair value. The excess of the purchase price over Intentia’s tangible net assets was allocated to goodwill and intangible assets. We are required to perform periodic impairment tests on goodwill and certain intangibles to evaluate whether the intangible assets and goodwill that we acquired from Intentia continue to have fair values that meet or exceed the amounts recorded on our balance sheet. If the fair values of such assets decline below their carrying value on our balance sheet, we may be required to recognize an impairment charge related to such decline. As of February 28, 2007 we had goodwill of $491.3 million and acquired intangibles of $139.6 million on our Condensed Consolidated Balance Sheets. As a result of the completed acquisition of Intentia, we have realized a significant increase in goodwill and acquired intangibles.  To the extent that we do not generate sufficient cash flows to recover the net amount of the goodwill and intangibles recorded, the goodwill and intangibles could be subsequently written-off.  In such an event, our results of operations in any given period would be negatively impacted, and the market price of our stock could decline.

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

As part of our business strategy, we intend to pursue strategic acquisitions. We may be unable to identify suitable acquisitions or investment candidates.  Even if we identify suitable candidates, we cannot provide assurance that we will be able to make acquisitions or investments on commercially acceptable terms.  If we acquire a company, we may incur losses in the operations of that company and we may have difficulty integrating its products, personnel and operations into our business.  In addition, its key personnel may decide not to work for us.  These difficulties could disrupt our on-going business, distract our management and workforce, increase our expenses and adversely affect our operating results.  We may also incorrectly judge the value or worth of an acquired company or business.  Furthermore, we may incur significant debt to issue equity securities to pay for future acquisitions or investments.  The issuance of equity securities may be dilutive to our stockholders.  If the products of an acquired company are not successful, those remaining assets could become impaired, which may result in an impairment loss that could materially adversely impact our financial position and results of operations.

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

As of February 28, 2007, our executive officers, directors, and affiliated entities, in the aggregate, beneficially owned 20.9% of our outstanding common stock.  Hedge fund investors have accumulated large positions in our stock.  Groups of the stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations.  Sale of a portion of these shares in the public market, or the perception that such sales are likely to occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Use of Proceeds

As of February 28, 2007, we held $47.0 million of net proceeds from our initial public offering in interest-bearing, investment grade securities.  During the three months ended February 28, 2007, we used approximately $5.2 million for capital expenditures, $0.6 million for repayment of debt and payment of capital lease obligations, $1.2 million in the acquisition of Sigma, $0.2 million for the Mobileware transaction, another $0.1 for the acquisition of Intentia.

ITEM 6. EXHIBITS

(a)	Exhibits

	10.5(1)	Amendment to Modified Master Relationship Agreement and an OEM Software Agreement between Lawson Software, Inc. and International Business Machines Corporation.

	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Harry Debes.

	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Robert A. Schriesheim.

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Harry Debes.

	32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Robert A. Schriesheim.

(1)           Filed herewith. Confidential information is omitted from this exhibit and filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 under the securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 9, 2007

LAWSON SOFTWARE, INC.

	By:	/s/ ROBERT A. SCHRIESHEIM
Robert A. Schriesheim Executive Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ STEFAN B. SCHULZ
Stefan B. Schulz Senior Vice President and Global Controller (principal accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

10.5	(1)	Amendment to Modified Master Relationship Agreement and an OEM Software Agreement between Lawson Software, Inc. and International Business Machines Corporation.

31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Harry Debes.

31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Robert A. Schriesheim.

32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Harry Debes.

32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Robert A. Schriesheim.

(1)           Filed herewith. Confidential information is omitted from this exhibit and filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 under the securities Exchange Act of 1934, as amended.