Form 10-Q/A
period 2007-02-28
Lawson Software, Inc.
filed 2007-04-13
CIK 1344632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

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

Explanatory Note

Lawson Software, Inc. (“the Company”) is filing this Form 10-Q/A for the following reasons:

•                  To correct the tabular pro forma disclosure of the combined results of operations of the Company and Intentia International AB, as though the companies had been combined as of the beginning of each of the periods presented, contained in Note 5;

•                  To update our discussion of controls and procedures in Item 4 in light of our need to file this Form 10-Q/A; and

•                  To present in the proper form and location information regarding our share repurchases for the three months ended February 28, 2007.

There are no changes to the Company’s Condensed Consolidated Balance Sheets, Statements of Operations, or Statements of Cash Flows.

LAWSON SOFTWARE, INC.

Form 10-Q/A
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

                The following table summarizes the pro forma financial information of combined Lawson and Intentia (in thousands, except per share data). This table contained incorrect information in the Form 10-Q filed on April 9, 2007.

As Restated:

	Three Months Ended	Nine Months Ended
	February 28, 2006	February 28, 2006
Total revenues	$220,949	$651,803
Net income	$26,467	$65,379
Net income per share - basic	$0.15	$0.36
Net income per share - diluted	$0.14	$0.35

As Originally Presented:

	Three Months Ended	Nine Months Ended
	February 28, 2006	February 28, 2006
Total revenues	$87,965	$518,549
Net income	$5,019	$43,931
Net income per share - basic	$0.03	$0.24
Net income per share - diluted	$0.02	$0.23

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Form 10-Q/A contains forward-looking statements.  These forward-looking statements are made in reliance upon the safe harbor provisions of 327A of the SEC Act and 21E of the SEC Exchange Act of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions and the expected impact of recently issued accounting pronouncements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2006.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review the risk factors described in this report on Form 10-Q/A and in other documents the Company files from time to time with the Securities and Exchange Commission.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the material weakness that was identified in our first quarter as reported in our From 10-Q for the quarter ended August 31, 2006, still exists for the third quarter ended February 28, 2007.  Although progress has been made regarding the material weakness identified in the first quarter of fiscal 2007, our disclosure controls and procedures in our internal control over financial reporting relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with generally accepted accounting principles of the United States of America (U.S. GAAP) still need improvement. The need to file this Form 10-Q/A is further evidence of our existing material weakness. See further discussion of our update regarding this material weakness identified as of August 31, 2006 within Changes in Internal Control Over Financial Reporting below.

Management determined that a material weakness in our internal control over financial reporting existed as of August 31, 2006 relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with U.S. GAAP.  In order to compensate for a lack of adequate finance and accounting staff at Intentia, management implemented transitional controls that utilized existing staff at the Company’s corporate headquarters based in St. Paul, Minnesota to perform the U.S. GAAP accounting requirements for Intentia.  The transitional controls put in place in the first quarter of fiscal 2007 surrounding Intentia caused additional strain on our financial reporting function resulting in the operating effectiveness of the St. Paul, Minnesota finance and accounting personnel to become inadequate in the first quarter of fiscal 2007.  As a result of this material weakness, the Company experienced accounting adjustments in order to comply with US GAAP related to its adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)), during the first quarter of 2007, as well as in other areas during the first three quarters of 2007, which had the further result of necessitating the filing of this Form 10-Q/A.  These accounting adjustments, when considered in light of other current internal control deficiencies and significant deficiencies results in management assessing that the Company’s lack of qualified accounting and finance personnel represents a more than remote likelihood that a material misstatement could result in our interim Condensed Consolidated Financial Statements that would not be prevented or detected.  Accordingly, management has determined that the Company’s inadequate finance and accounting personnel control deficiency constitutes a material weakness in our internal control over financial reporting as of February 28, 2007.  As a result of this material weakness, management has implemented changes during the second and third quarters of the Company’s fiscal year 2007, to address controls relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with U.S. GAAP. However, this process is not complete at February 28, 2007 as evidenced by the need to file this Form 10-Q/A.  See Management’s Actions and Plans for Remediation below.

Changes in Internal Control Over Financial Reporting

Management’s Actions and Plans for Remediation

Management has implemented the following changes in our internal control over financial reporting relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with U.S. GAAP.  These changes were partially implemented during the second and third quarters of fiscal 2007 and are expected to affect Lawson’s internal controls relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with U.S. GAAP.  We intend to continue to remediate the aforementioned material weakness in our internal control over financial reporting which still exists at February 28, 2007. We will again report on the status of our remediation efforts when the Company files its Form 10-K as of and for the period ending May 31, 2007.  In particular, management has implemented the following:

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

Management believes that it has made progress towards remediating the material weakness relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with U.S. GAAP.  However, management understands that the material weakness identified in the first quarter ended August 31, 2006 still exists and that full remediation of this material weakness cannot be fully resolved until further actions are completed in each of the areas noted above.  Management intends to complete the remediation of this material weakness as soon as possible. It is unlikely the Company will be able to remediate its material weakness by May 31, 2007. Finally, the integration of Intentia is complex and is made more challenging given that Intentia is within the scope of our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 in fiscal 2007.

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

ITEM 1A. RISK FACTORS

Factors That May Affect Our Future Results or the Market Price of Our Stock

We operate in a rapidly changing environment that involves numerous uncertainties and risks. Investors evaluating our company and its business should carefully consider the factors described below and all other information contained in this report on Form 10-Q/A. This section should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q/A. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. We may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events which occur in the future. The actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this report on Form 10-Q/A.

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

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of our stock in the three months ended February 28, 2007:

	(a)	(b)	(c)	(d)
			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of	of Shares that May Yet
	Total Number	Average Price	Publicly Announced	Be Purchased Under the
Period	of Shares	Paid per Share	Plans or Programs	Plans or Programs (1)

December 1, 2006 -
December 31, 2006	—	$0.00	—	$100,000,000

January 1, 2007 -
January 31, 2007	867,000	$6.80	867,000	$94,100,527

February 1, 2007 -
February 28, 2007	—	$0.00	—	$94,100,527

Total Fiscal 2007
Third Quarter	867,000	$6.80	867,000	$94,100,527

(1) On November 13, 2006, the Company announced that the board of directors approved a share repurchase of up to $100 million of common stock.

ITEM 6. EXHIBITS

(a)	Exhibits

	10.5(1)	Amendment to Modified Master Relationship Agreement and an OEM Software Agreement between Lawson Software, Inc. and International Business Machines Corporation.

	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Harry Debes.

	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Robert A. Schriesheim.

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Harry Debes.

	32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Robert A. Schriesheim.

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

Date: April 12, 2007

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