Form 10-K
period 2007-05-31
Lawson Software, Inc.
filed 2007-07-30
CIK 1344632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2007

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

Commission file number: 000-51942

LAWSON SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	20-3469219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

380 ST. PETER STREET
ST. PAUL, MINNESOTA 55102

(Address of principal executive offices)

(651) 767-7000

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Common Stock, $0.01 Par Value Per Share

Preferred Stock Purchase Rights

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of Common Stock on November 30, 2006 as reported on the Nasdaq National Market, was approximately $1,112,952,873.

The number of shares of the registrant’s common stock outstanding on July 25, 2007 was 183,489,564.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2007 Annual Meeting of Stockholders to be held October 18, 2007 are incorporated by reference in Part III of this Form 10-K Report.

LAWSON SOFTWARE, INC.
Form 10-K
Index

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions and the expected impact of recently issued accounting pronouncements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this Annual Report on Form 10-K and in other documents the Company files from time to time with the Securities and Exchange Commission (SEC).

Part I

Item 1.                        Business

GENERAL

Lawson Software is a global provider of enterprise software. We provide business application software, services and maintenance to customers primarily in the services sector, trade industries, and manufacturing/distribution sectors. Within these broad sectors, we specialize in specific markets including healthcare, public services, retail, financial services, fashion, food and beverage, and wholesale distribution. In the manufacturing sector we serve both process manufacturing and discrete manufacturing customers. In the service sector we serve both asset-intensive and labor-intensive services enterprises. Our goal is to be the leading global enterprise resource planning (ERP) software provider in our target markets, with a particular focus on meeting the needs of resource-strained and mid-market customers.

On April 25, 2006, Lawson acquired Intentia International AB (Intentia), a Stockholm, Sweden-based provider of enterprise software, in an all-stock transaction valued at $460.9 million. The combination with Intentia provided a greater operational scale, a broader product portfolio, and broader geographic reach with which to compete in the global enterprise application market. For additional information regarding this transaction, see Note 4 of Notes to Consolidated Financial Statements.

Lawson serves customers in three geographic regions: the Americas; Europe, Middle East, and Africa (EMEA); and the Asia-Pacific region including Australia and New Zealand (APAC). We provide software in 20 languages, have sold to more than 4,000 customers in 40 countries and have approximately 3,800 employees located throughout the world.

Our software solutions include enterprise financial management, human capital management, business intelligence, asset management, enterprise performance management, supply chain management, service management, manufacturing operations, business project management and industry-tailored applications. Lawson solutions assist customers in simplifying their businesses or organizations by helping them streamline processes and reduce costs resulting in enhanced business or operational performance for our customers. Lawson solutions help automate and integrate critical business processes, aiding in collaboration among our customers and their partners, suppliers and employees. Through our consulting services we primarily help our customers implement Lawson applications. Through our maintenance services we provide ongoing support, upgrades, and assistance to our customers.

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

Lawson has offices in over 30 countries around the world. Our principal executive offices are located at 380 Saint Peter Street, St. Paul, Minnesota 55102-1302. Our main telephone number at that location is 651-767-7000. Our website is at www.lawson.com. Other than the information expressly set forth in this annual report, the information contained or referred to on our website is not part of this annual report.

ENVIRONMENT

We face a competitive and challenging environment for sales of our software and services. Industry consolidation continues to be a primary factor shaping the selling environment. Our vertical market focus and low total cost of ownership continue to be differentiators on which we compete in the market.

Consolidation

In recent years, the enterprise software industry has seen numerous consolidations, mergers and acquisitions. This activity has included acquisitions made by larger companies seeking to acquire customers or to fill out their product line as well as consolidations of companies of similar size joining forces in order to better compete in the market. For example, in 2003, J.D. Edwards & Company was acquired by PeopleSoft Inc. Subsequently in 2005, PeopleSoft was acquired by Oracle Corporation. Oracle also acquired Retek Inc. in 2005 and Seibel Systems, Inc. in 2006. In July 2006, Infor Global Solutions acquired SSA Global and has become another major provider of enterprise software in the industry.

While this consolidation has resulted in larger competitors with broader product lines, it has also resulted in fewer competitors and less choice for customers. We believe the industry consolidation has created a void in the market, particularly for customers with information technology resource or budget constraints, which generates an opportunity for Lawson. We believe that many of our target customers are interested in more software choices than two or three vendors and that we are a competitive choice compared with the large horizontal players on one end of the industry spectrum and the smaller niche players on the other end.

Vertical Market and Customer Focus

For the past decade, we have focused on specializing in several vertical industry markets including healthcare, public services, retail, financial services, food and beverage, manufacturing and wholesale distribution. We believe an industry-specific focus is fundamental to our ability to help our customers achieve their desired results from their enterprise application investments. Expanding our vertical market capability and worldwide customer base was a driving force behind our combination with Intentia.

While we have developed specific expertise in the markets we serve, we manage our company as a single business unit with leaders who are knowledgeable in the sale of our products and services, and support of customers of all sizes across all industry verticals. Many of our products have applications across multiple industries and are well-suited for customers outside our targeted verticals. For example, our human capital management, enterprise financial management, business intelligence and asset management solutions have broad application across many industries. We have customers both inside and outside our targeted verticals with business needs that are well addressed by our products and solutions. We have experienced sales account executives and consultants that focus on these customers, and a significant part of our business is conducted outside of our targeted verticals. To achieve greater operational scale and leverage costs we operate as one business segment and we have integrated the operations of the former Intentia and the legacy Lawson under one leadership structure for all verticals.

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

Lawson’s industry-specific focus and flexible product design enable quicker and easier deployment of our software. We believe our expertise within our markets allows our services teams to simplify the process of deploying our applications. As a result, our customers are able to save time, effort and expense in implementing, maintaining and using Lawson applications. In addition, Lawson’s professional services organization provides industry-specific implementation advice focused on the best uses of our software and value delivery for our customers. Our industry-specific orientation, flexible product design and customer focus helps differentiate Lawson in the competitive enterprise applications market from larger competitors.

COMPETITION

The enterprise applications software industry is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. Some of our competitors have an advantage over us due to their larger customer bases, larger technical staffs, greater brand name recognition and substantially greater financial and marketing resources. We believe that the principal competitive factors affecting our market include:

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

•       32 years of experience serving mid-market customers

•       Low total cost of ownership

•       Industry-specific experience

•       Industry-focused solutions

•       Openness and flexibility of our software’s architecture

Lawson’s most frequently encountered to competitors are SAP AG and Oracle Corporation. Both are large, global ERP vendors that are increasingly targeting mid-sized businesses as their traditional larger-customer market becomes saturated. We believe there is market demand for an alternative vendor that can offer scalable applications that are simpler to implement and operate than the more complex applications of SAP and Oracle. Our focus is on delivering simpler solutions with lower total ownership costs.

As a larger, stronger company after the combination with Intentia in April 2006, Lawson is better positioned to compete and win against SAP and Oracle in all customer engagements, but especially for resource-constrained mid-sized organizations. Our product portfolio now spans all core enterprise applications, and mid-sized organizations account for the majority of our installed customer base. By increasing our scale and the range of our products, we believe that Lawson will also provide a compelling alternative to attempts by Microsoft, another significant competitor, to move into the middle-market segment. We are pursuing this same strategy when we compete with Infor Global Solutions GmbH (Infor). Infor has become a large global competitor through acquisitions of several enterprise software companies.

Lawson has also strengthened its competitive position by launching Lawson System Foundation, our open-standards based technology platform; launching applications that are generated by Landmark, a new Lawson proprietary application design tool; and improving our consulting and maintenance offerings.

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

Lawson S3 Products and Solutions—Applications in the Lawson S3 product line (legacy Lawson applications) help customers “staff, source and serve” in their respective markets. Lawson S3 applications include human capital management, enterprise financial management, supply chain management, enterprise performance management, and overall system foundation. The Lawson S3 Enterprise Management System is specifically designed for services-centric industries.

Lawson M3 Products and Solutions—Applications in the Lawson M3 product line (the former Intentia applications) provide solutions for customers who “make, move and maintain” goods or equipment in their markets. The Lawson M3 application suites include financial management, manufacturing operations, enterprise asset management, supply chain management, customer sales and service, enterprise performance management, business process management, and overall system foundation. The Lawson M3 product line is geared for product-centric and trade-oriented businesses facing resource constraints and whose processes are often complex and industry-specific.

Benefits of Our Solutions

We provide business application software in over 40 countries that helps automate and improve our customers’ business processes. The open architecture of our software gives customers a choice to deploy a pre-configured application or to customize the application in order to conform to unique business processes. The benefits of our software include:

Automation, Collaboration, and Analysis.   Our software automates business processes, enables collaboration among process participants and delivers detailed analyses of process results. In addition, in many situations, our back-office software suites can be implemented with our front-office solutions and tools to deliver broader organizational benefits. For example, our service automation software can enable authorized staff to assess critical information on service projects. The system can be configured to enable managers to identify and assign the appropriate personnel to projects based on skills and availability. The service automation software has been designed to work in conjunction with our other software application suites to allow personnel to enter their time and expenses associated with a project into our software, which allows these entries to be processed through our financial management software to assist with project accounting; our payroll application to update time records; our accounts payable application to reimburse employee expenses; and our enterprise performance management application to deliver financial, project and resource performance reports to appropriate managers.

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

Types of Software

The Lawson S3 and Lawson M3 software product lines are composed of core business applications, enterprise performance management applications and software extension tools.

Lawson S3 Software

Lawson Enterprise Financial Management.   The Lawson S3 Financials Suite helps organizations drive enterprise value with enhanced information and a platform for sustainable compliance. All financial suite applications are integrated and share common master data where appropriate. The Lawson S3 Financials Suite provides solutions for the full cycle of finance from budgeting and forecasting through the management of projects and activities to the reporting of results.

Lawson Human Capital Management.   The Lawson S3 Human Capital Management Suite is a full suite of products to help transform the role of the Human Resources professional from an administrative and policy enforcing role to that of a strategic business partner. Within the Human Capital Management Suite, the Lawson HR product group is designed to deliver simple and comprehensive products that offer an alternative to large complex ERP and stand-alone HR solutions. Lawson offers a stand-alone Human Capital Management solution or an integrated ERP to mid- and upper mid-market companies that seek alignment of people and processes with low total ownership cost. Lawson Human Capital Management On-Demand is a new software as a service offering that offers customers a monthly price and single point of contact for their Lawson Human Capital Management installation. Hosting services are provided by IBM Hosting in its world-class certified data centers.

Lawson Supply Chain Management.   The Lawson S3 Supply Chain Management Suite is a full suite of integrated procurement and distribution solutions with low total cost of ownership to mid- and upper-mid-market companies who seek reduced costs through enhanced supply chain processes and more effective supply management.

Lawson Software for Retailers.   Lawson’s retail-specific software applications are built for high-volume retail enterprises to manage item information, category planning and review, assortment, pricing, promotions, warehouse replenishment, multi-channel ordering, store replenishment, forecasting and order determination. Lawson retail applications can help retailers select store locations, find the right product mix, and run successful promotions.

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

Lawson Enterprise Performance Management (EPM).   The Lawson S3 Enterprise Performance Management Suite is a suite of capabilities and applications designed to optimize corporate performance and corporate governance. It can access a variety of common data sources including both Lawson and non-Lawson applications. Lawson EPM can be set up to provide actionable, role-based self-service information from a single data source to aid decisions throughout an enterprise. Within the EPM Suite, the Lawson Business Intelligence product can help streamline the way organizations gather, analyze, share, and act on business data.

Lawson Business Process Management.   The Lawson S3 Business Process Management Suite can be added to almost any Lawson application to tailor the application to a customer’s specific needs. These tools include User Productivity Tools, which provide additional information sharing, collection, and process/analysis capabilities; Data Integration Tools, which connect Lawson software applications with legacy systems, transaction systems, custom applications, and handheld devices; Development Tools, which allow developers to customize Lawson’s interface, and deploy Lawson software in new ways; System Tools, which allow an IT team to monitor and manage an organization’s Lawson system; and Workflow Tools, which allows organizations to notify employee’s of action in the system that needs their approval based on their business processes.

Lawson System Foundation.   The Lawson S3 System Foundation is the technical foundation that determines, to a substantial degree, the performance and value of the customer’s business software. Lawson System Foundation is an open, standards-based technology that consolidates Lawson technology with world-class technology and middleware from IBM to help address customers’ expectations for ease of implementation, application performance, investment protection, security, scalability, total cost of ownership, and return on investment.

Industry-Tailored Solutions.   Lawson S3 has also used our industry-expertise in targeted industries to provide functionality that addresses the specific business needs of these industries. Examples of these industry-tailored applications for the Lawson S3 product line industry solutions include: Surgical Instrument Management, Par and Cycle Counting, Receiving and Delivery, Performance Management for Healthcare, Retail Operations, and Grant Management.

Lawson M3 Software

Lawson Financial Management.   The Lawson M3 Finance Suite enables customers to capture, analyze and manage financial information related to their companies’ operations. Lawson M3 finance includes accounting, costing, cash management, budgeting, consolidation and transaction management functionality. Its flexible accounting structures and processes are designed to operate in multiple currencies and to help manage local legal and tax requirements.

Lawson Manufacturing Operations.   The Lawson M3 Manufacturing Operations Suite enables organizations to centrally manage product data and control the manufacturing execution process. It can help manage complex configured and attribute-controlled products and directly supports costing, planning and execution. Advanced functions support a company’s best practices such as lean manufacturing and meeting complex regulatory requirements (such as traceability and shelf life).

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

Lawson Enterprise Performance Management.   The Lawson M3 Enterprise Performance Management Suite is a set of applications that cross functional and process boundaries to consolidate and administrate data in an organization and make this data available in an appropriate format to those who need it. The suite extracts and can be set up to consolidate data generated by dispersed systems and uses pre-built information models to speed up both the design and delivery time of key measurements to information users.

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

Lawson M3 System Foundation.   The Lawson M3 System Foundation Suite provides and manages the essential applications and functions necessary to run and operate the Lawson M3 Enterprise Management System. The technology layer is composed of Lawson M3 System Foundation and Lawson M3 Business Process Management and includes updated technology stacks that combine Lawson’s best technology, Web services and document archiving capabilities with IBM WebSphere Application Server ND v6.1 and IBM DB2 Content Manager technology.

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

Lawson’s maintenance and customer support is delivered through Lawson’s Support & Delivery organization of approximately 400 employees and contractors operating from product support centers and regional support centers located around the world, supporting our global customers in more than 20 languages. State-of-the-art infrastructure provides for efficient collaboration with the customers’ internal support centers as well as with partners.

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

TECHNOLOGY ARCHITECTURE

New Technology Platform

Lawson provides flexible, open, standards-based software solutions. We believe that the open architecture of Lawson’s solutions provides superior quality, a low total cost of ownership, and a path to a Services Oriented Architecture (SOA). Launched in 2006, Lawson’s technology platform—“Lawson System Foundation”—combines Lawson’s newest technology with middleware from IBM for a high-performance, standards-based solution that provides comprehensive security, scalability, and usability. It also preserves customers’ choice of hardware platform while providing a foundation for next-generation Lawson applications designed for use within SOA environments.

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

We plan to develop future Lawson products using Landmark, for both Lawson M3 and Lawson S3 products. Those products are expected to run on an industry standard J2EE applications server. Under our expanded partnership with IBM, we plan to optimize our applications to work with IBM’s WebSphere Application Server. Lawson will offer a backbone of standards-based Web Services for SOA environments built on IBM middleware. Landmark supports key standards such as simple object access protocol (SOAP), web-service description language (WSDL), and extensible markup language (XML).

Principles

Lawson’s technology architecture is based on the concept of “Separation of Concerns,” in which there is a clear separation of the application and technology layers: the user interface, Web services, application components, database services, and connections to external systems. This approach gives Lawson the flexibility to deliver releases for the technology or application layers on different schedules, adopt new technologies and standards more readily, and develop industry-specific applications. Lawson helps protect customer investment and reduce the risks of transition to new releases. Lawson’s technology architecture adheres to the following principles:

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

Open Standards-Based Architecture.   Lawson pursues open standards and a service-oriented architecture for applications. Services such as Internet Object Services and Business Component Integrator (BCI) can help our customers connect their other systems to Lawson, allowing our customers to work with the computing platforms and technologies they prefer or must maintain, such as custom-built legacy systems. With Lawson’s open architecture, there is no need for customers to abandon other technology investments or rebuild infrastructure to fit Lawson. Lawson’s systems operate on most industry standard hardware platforms including IBM, Sun, and Hewlett-Packard, and industry standard operating systems, including IBM i5, UNIX, and Windows on Intel servers.

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

Smart Client.   Lawson Smart Client is a new user interface that is a core element of the Lawson M3 7.1 applications. Smart Client is an easily deployed and managed client application that sits on a central server. It delivers an intuitive user interface that allows user-specific customization and personalization to put the right tools and information on every user’s screen. Smart Client can incorporate features such as documents, two- and three-dimensional graphics, and video. With its intuitive design, Smart Client can help companies achieve greater data discipline, because the interface will help ensure that people use the system and work with data in the right manner.

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

We are committed to continued investment in R&D to enhance our existing products as well as new applications using our Landmark development for both the Lawson M3 and Lawson S3 product lines.

Our total research and development expenses were $85.3 million, $60.7 million, and $62.2 million in fiscal 2007, 2006 and 2005, respectively. As of May 31, 2007, our research and development organization consisted of approximately 600 employees. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of R&D expenses.

TRADEMARKS

“Lawson” and “Lawson Software” are registered trademarks in the United States and the European Union. Other trademarks and trade names appearing in this document are the property of their respective holders.

Intellectual Property and Product Liability

We regard certain aspects of our internal operations, software and documentation as proprietary, and rely on a combination of contract, copyright, patent, trademark and trade secret laws and other measures, including confidentiality agreements, to protect our proprietary information. Existing copyright laws afford only limited protection. We believe that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection is less significant than factors such as the knowledge, ability and experience of our employees, frequent software product enhancements, and the timeliness and quality of support services. We cannot guarantee that these protections will be adequate, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Historically, we have provided our customers source code for many of our products. We may elect to distribute only object code in the future. In either case, we will permit clients to obtain access to our other source code through a source code escrow arrangement. Access to our source code delivered in object format may increase the likelihood of misappropriation or other misuse of our intellectual property. In addition, the laws of certain countries in which our software products are, or may be licensed, do not protect our software products and intellectual property rights to the same extent as the laws of the United States and Sweden.

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

Employees

As of May 31, 2007, we had approximately 3,800 employees, including approximately 700 in sales and marketing, approximately 600 in research and development, approximately 2,000 in services and customer support and approximately 500 in administration. None of our employees in the United States is represented by a labor union; however, in certain international subsidiaries workers councils represent our employees.

Our current executive officers are:

Name	Age	Position
Harry Debes	56	President, Chief Executive Officer, Director
Robert A. Schriesheim	46	Executive Vice President, Chief Financial Officer
James Anderson	46	Executive Vice President, Global Services
Dean J. Hager	40	Senior Vice President, Product Management
Bruce B. McPheeters	52	Senior Vice President, Secretary and General Counsel
Guenther Tolkmit	55	Senior Vice President, Product Development
Kristin Trecker	42	Senior Vice President, Human Resources

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

RobertA. Schriesheim has served as a director since May 2006 and as executive vice president and chief financial officer since October 2006. From 2002 until October 2006, he was a venture partner and general partner of ARCH Development Partners LLC, a Chicago-based technology venture capital fund. From 1999 to 2002, he was executive vice president of corporate development, chief financial officer, and a director for London, England-based Global Telesystems, Inc., a $1 billion revenue publicly traded provider of telecommunications services to businesses throughout Western and Central Europe and Russia, backed by George Soros and affiliates, where he led the financial restructuring and sale of the company. Previously, he held various executive positions at SBC Equity Partners, Ameritech, AC Nielsen, and Brooke Group Ltd. He also serves on the boards of publicly-traded Alyst Corp., Dobson Communications Corp., Skyworks Solutions Inc. and several private technology companies.

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

Financial Information about Geographic Areas

For financial information about geographic areas see Note 14 of Notes to Consolidated Financial Statements filed as part of this Annual Report on Form 10-K.

Item 1A.                Risk Factors

Factors That May Affect Our Future Results or the Market Price of Our Stock

We operate in a rapidly changing environment that involves numerous uncertainties and risks. Investors evaluating our company and its business should carefully consider the factors described below and all other information contained in this report on Form 10-K. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10- K. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. We may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events which occur in the future. The actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this report on Form 10-K.

The enterprise software business is highly competitive.

We compete with Oracle Corporation, SAP AG, Infor Global Solutions GmbH, Microsoft Corporation, McKesson Corporation and other larger software companies that have advantages over us due to their larger customer bases, greater name recognition, long operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from Oracle, SAP, Infor or Microsoft since those larger vendors offer a wider range of products. Furthermore, Oracle is capable of bundling its software with its database applications, which underlie a significant portion of our installed applications. We also compete with a variety of more specialized software and services vendors, including:

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

Revenues from license fees in any quarter depend substantially upon our licensing activity with new and existing customers, and our ability to recognize revenues in that quarter under our revenue recognition policies. If we do not continue to develop or acquire new products, licensing activity with existing customers will decline. Licensing activity for our products drives maintenance and services revenues because we sell maintenance and services for only our products. A decrease in licensing activity will typically lead to a decrease in services revenue in the same or subsequent quarters. If we do not have sufficient licensing activity with new customers each year, our maintenance revenue for the following year will decline because new customers are needed to offset the percentage of existing customers who scale back their businesses, reduce licenses and maintenance contracts, are acquired, or otherwise choose not to renew annual maintenance. Our sales force and marketing team must continue to generate sales leads among existing customers and prospective customers. When we “qualify” a lead, that lead becomes part of our sales “pipeline.” If our pipeline does not continue to grow in our different markets and geographies, our revenues will eventually decline. The rate at which we convert our pipeline into actual sales can vary greatly from year to year for the following reasons:

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

We have experienced fluctuations in our profit margin for consulting services and may not be able to achieve our profit margin goals.

For fiscal 2007, consulting services represented 47.0% of our total revenues. Since our acquisition of Intentia in April 2006, we have taken measures to improve our profit margin for consulting services, including improving utilization of services personnel and moving portions of our consulting services to our lower cost operations in Manila. While we have experienced margin improvements in most quarters during fiscal 2007, our margins declined to 9.2% in the fourth quarter of fiscal 2007. Several factors led to this decline including high demand for consulting services that was addressed through outsourcing a portion of our consulting services to third parties which had the effect of lowering the consulting services margin. Since the consulting services business is highly sensitive to customer demands and other external and internal forces, the margin improvement actions taken by us can be reduced within certain periods of time.

We must attract and retain account executives in our sales organization to achieve our revenue goals.

Revenue growth, and in particular software license revenue growth, requires that we have a sufficient number of trained account executives in our sales organization to develop leads and call on prospective customers. Competition in our industry for experienced account executives is intense. Competitors and other software companies may lure away our account executives through signing bonuses and other special incentives. The failure to attract and retain account executives will negatively impact our revenue growth. When we hire a new account executive, the time period required for that person to become productive will vary, depending on their experience and training and the customer pipeline and length of sales cycle.

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

Our revenue and profitability depend on the overall demand for enterprise software and related maintenance and services, particularly in the industries and geographies in which we sell our products and services. Demand for enterprise software and demand for our solutions are affected by general economic conditions, competition, product acceptance and technology lifecycles. Regional and global changes in the economy, governmental budget deficits and political instability in certain geographic areas have resulted in businesses, government agencies and educational institutions reducing their spending for technology projects generally and delaying or reconsidering potential purchases of our products and related services. The uncertainty posed by the long-term effects of the war in the Middle East, terrorist activities, potential pandemics, natural disasters and related uncertainties and risks and other geopolitical issues may impact the purchasing decisions of current or potential customers. Because of these factors, we believe the level of demand for our products and services, and projections of future revenue and operating results, will continue to be difficult to predict. These geopolitical risks could also impede employee travel and our business operations in any affected regions.

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

We expect that we will continue to defer portions of our license fee activity because of these factors, with deferrals more likely for (a) our M3 products because of product customization (often required due to the nature of the manufacturing and distribution industries) that is frequently included with new sales, (b) sales to governmental entities because those often include fixed fee arrangements for which we do not have VSOE of fair value and (c) sales of large license fee contracts because it is more difficult to use standard contract terms. The amount of license fees deferred may be significant and will vary each quarter, depending on the mix of products sold in each market and geography, and the actual contract terms.

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

Charges to earnings resulting from past acquisitions may adversely affect our operating results.

Under purchase accounting, we allocate the total purchase price to an acquired company’s net tangible assets, intangible assets and in-process research and development based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. Going forward, the following factors could result in material charges that would adversely affect our results:

•       impairment of goodwill or intangible assets;

•       identification of assumed contingent liabilities subsequent to the finalization of the purchase price allocation; and

•       charges to income to eliminate certain Lawson pre-merger activities that duplicate those of the acquired company or to reduce our cost structure.

We may not retain or attract customers if we do not develop new products and enhance our current products in response to technological changes and competing products.

The enterprise software market is faced with rapid technological change, evolving standards in computer hardware, software development and communications infrastructure, and changing needs and expectations of customers. Building new products and service offerings requires significant investment in development. A substantial portion of our research and development resources are devoted to regulatory and maintenance requirements and product upgrades that address new technology support. These demands put significant constraints on our resources available for new product development. We also face uncertainty when we develop or acquire new products because there is no assurance that a sufficient market will develop for those products.

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

Our revenue growth will depend, in part, on adding new partners to expand our sales channels, as well as leveraging our relationships with existing partners. If our relationships with these resellers, system integrators and strategic and technology partners deteriorate or terminate, we may lose sales and marketing opportunities. Some current and potential customers rely on third-party systems integrators to implement and manage new and existing applications. These systems integrators may increase their promotion of competing enterprise software applications, or may otherwise discontinue their relationships with us. We also license third-party software products that we incorporate into, or resell with, our own software products. For example, we incorporate Micro Focus International, Inc.’s software in many of our products and have reseller and alliance relationships with IBM, Business Software Incorporated, Business Objects, Hyperion Solutions Corporation and other businesses that allow us to resell their offerings with our products and services. These relationships and other technology licenses are subject to periodic renewal and may include minimum sales requirements. A failure to renew or early termination of these relationships or other technology licenses could adversely impact our business.

We currently have a material weakness in our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

Before we acquired Intentia in April 2006, Intentia (as a Swedish company) was not required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 concerning the design and operating effectiveness of internal control over financial reporting. Consequently, Intentia did not have the staff, experience, training or procedures to comply with Sarbanes-Oxley. During the first quarter ended August 31, 2006, we identified that a material weakness in our internal control over financial reporting exists relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with generally accepted accounting principles of the United States of America (U.S. GAAP). Although we have intensified our hiring efforts for qualified accounting personnel, this material weakness has not been remediated as of May 31, 2007. The existence of an internal control deficiency which has been assessed as a material weakness can increase the risk that the Consolidated Financial Statements included in this report and other periodic reports do not fairly present, in all material respects, the financial condition, results of operations and cash flows for the periods presented. As a result of the existence of this material weakness, we could encounter delays in our ability to complete our financial reporting on a timely basis and lose investor confidence in the accuracy and completeness of our financial reporting which, in turn, could have a negative market reaction. If in the future we acquire other companies that are not subject to Sarbanes-Oxley, we could face similar risks relating to the integration of the acquired companies and our compliance with Sarbanes-Oxley.

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

•       Changes to the financial accounting rules for income taxes;

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

We report our results of operations based on our determinations of the amount of taxes owed in the various tax jurisdictions in which we operate. Periodically, we receive notices that a tax authority to which we are subject has determined that we owe a greater amount of tax than we have reported to such authority, and we regularly engage in discussions, and sometimes disputes with these tax authorities. We are engaged in disputes of this nature from time to time. If the ultimate determination of our taxes owed in any of these jurisdictions is for an amount in excess of the tax provision we have recorded or reserved for, our operating results, cash flows, and financial condition could be adversely affected.

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

We conduct a significant portion of our business in currencies other than the United States dollar. Our revenues and operating results are adversely affected when the dollar strengthens relative to other currencies and are positively affected when the dollar weakens. Changes in the value of major foreign currencies, particularly the Euro, Swedish Krona and British Pound relative to the United States dollar can significantly affect revenues and our operating results. Recognized balance sheet exposures are partially offset by forward currency contracts. Net foreign currency transaction gains and losses, resulting primarily from recognized balance sheet exposures, are recorded within earnings in the period incurred.

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

We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws to protect this information. In addition, we currently hold one patent in the United States and have filed several patent applications. Outstanding applications may not result in issued patents and, even if issued, the patents may not provide any competitive advantage. Copyright laws afford only limited protection because those laws do not protect product ideas. In addition, when we license our products to customers, we provide source code for many of our products. Customers may also access source code through a source code escrow arrangement. Access to our source code could provide an opportunity for companies to offer competing maintenance and product modification services to our customers. Defending our intellectual property rights is time consuming and costly.

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

Litigation may adversely affect our business, financial condition and results of operations.

We are subject to legal and regulatory requirements applicable to our business and industry throughout the world. We are subject to various legal proceedings and the risk of litigation by employees, customers, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. Subsequent to our acquisition of Intentia in April 2006, we have been working with various Intentia customers to resolve litigation and disputes that arose before the acquisition. Litigation can be lengthy, expensive, and disruptive to our operations and results cannot be predicted with certainty. There may also be adverse publicity associated with litigation, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations.

We may be unable to identify or complete suitable acquisitions and investments; and any acquisitions and investments we do complete may create business difficulties or dilute earnings.

As part of our business strategy, we intend to pursue strategic acquisitions in the future. We may be unable to identify suitable acquisitions or investment candidates. Even if we identify suitable candidates, we cannot provide assurance that we will be able to make acquisitions or investments on commercially acceptable terms. If we acquire a company, we may incur losses in the operations of that company and we may have difficulty integrating its products, personnel and operations into our business. In addition, its key personnel may decide not to work for us. These difficulties could disrupt our on-going business, distract our management and workforce, increase our expenses and adversely affect our operating results. We may also incorrectly judge the value or worth of an acquired company or business. Furthermore, we may incur significant debt to issue equity securities to pay for future acquisitions or investments. The issuance of equity securities may be dilutive to our stockholders. If the products of an acquired company are not successful, those remaining assets could become impaired, which may result in an impairment loss that could materially adversely impact our financial position and results of operations.

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

As of May 31, 2007, our executive officers, directors, and affiliated entities, in the aggregate, beneficially owned 20.3% of our outstanding common stock. Hedge fund investors have accumulated large positions in our stock. Groups of the stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations. Sale of a portion of these shares in the public market, or the perception that such sales are likely to occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Our stock price could become more volatile and our stock could decline in value.

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

Proposed Accounting Rule Changes for Certain Convertible Debt Instruments Could Alter Trends Established in Previous Periods

On July 25, the FASB approved a proposal that would alter the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. If adopted, this proposal could significantly increase the non-cash interest expense associated with our existing $240 million convertible debt, including interest expense in prior periods as a result of the proposed retrospective accounting treatment. The exact impact of this proposal to the Company's financial statements will not be known for some time, but the Company will monitor the developments of this proposal and will comply with any new requirements.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our corporate headquarters and executive offices are in St. Paul, Minnesota, USA where we lease approximately 307,000 square feet of space. The lease on this facility expires July 31, 2015. We also lease approximately 110,000 square feet of space, primarily for regional sales and support offices, elsewhere in the United States. Additionally, Lawson through its international headquarters in Stockholm, Sweden, leases approximately 873,700 square feet of office space in approximately 30 countries used primarily as sales and services offices. Expiration dates of leases on these offices range from 2007 to 2029. We believe that our current domestic and international facilities will be sufficient to meet our needs for at least the next 12 months and that, if required, suitable additional or alternative space will be available on commercially reasonable terms to accommodate expansion of our operations. The Company implemented a restructuring plan as a result of the acquisition of Intentia which involves certain leased properties. See Note 4 Business Combinations for further discussion of restructuring activities.

Item 3.                        Legal Proceedings

We are subject to various legal proceedings and the risk of litigation by employees, customers, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. Subsequent to our acquisition of Intentia in April 2006, we have been working with various Intentia customers to resolve litigation and disputes that arose before the acquisition. See Note 4 for further discussion of the Intentia litigation and disputes.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2007.

Part II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   Our common stock is traded in the Nasdaq National Market (Nasdaq) under the symbol LWSN. The following table lists the high and low closing sale prices by quarter as reported by Nasdaq.

	High	Low
Fiscal 2007:
Fourth Quarter	$9.29	$7.56
Third Quarter	$8.62	$6.75
Second Quarter	$8.19	$6.68
First Quarter	$7.11	$5.65
Fiscal 2006:
Fourth Quarter	$8.05	$6.56
Third Quarter	$8.00	$7.08
Second Quarter	$7.91	$6.07
First Quarter	$6.49	$5.02

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

As of July 25, 2007, the approximate number of registered stockholders of record was 159.

(b)   As of May 31, 2007, we held $40.6 million of net proceeds from our initial public offering (IPO) in interest-bearing, investment grade securities. During the three months ended May 31, 2007, we used approximately $6.9 million for capital expenditures and $0.4 million for repayment of debt and payment of capital lease obligations.

(c)   Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of our stock in the three months ended May 31, 2007:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
March 1, 2007 - March 31, 2007	—	$0.00	—	$94,100,527
April 1, 2007 - April 30, 2007	5,386,966	$8.90	5,386,966	$146,156,550
May 1, 2007 - May 31, 2007	120,720	$8.50	120,720	$145,129,905
Total Fiscal 2007 Fourth Quarter	5,507,686	$8.89	5,507,686	$145,129,905

(1)          On November 13, 2006, the Company announced that the board of directors approved a share repurchase of up to $100 million of common stock. The board of directors increased this maximum to $200 million in April 2007.

Item 6.                        Selected Consolidated Financial Data

	Year ended May 31,
	2007(1)	2006(1)	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License fees	$105,861	$71,076	$57,743	$92,338	$77,614
Maintenance	291,657	188,155	170,723	154,938	142,645
Consulting	352,870	131,545	106,718	116,307	124,059
Total revenues	750,388	390,776	335,184	363,583	344,318
Total cost of revenues	399,320	171,542	150,584	152,247	156,084
Gross profit	351,068	219,234	184,600	211,336	188,234
Operating expenses:
Research and development	85,325	60,711	62,158	64,888	59,115
Sales and marketing	160,551	83,193	75,637	93,138	102,963
General and administrative(2)	98,263	54,827	36,443	37,721	29,972
Restructuring	15,483	1,825	5,028	2,210	6,035
Amortization of acquired intangibles	10,089	2,122	1,545	1,274	877
Total operating expenses	369,711	202,678	180,811	199,231	198,962
Operating (loss) income	(18,643)	16,556	3,789	12,105	(10,728)
Total other income, net(3)	12,106	11,111	4,328	3,209	4,457
Income (loss) before income taxes	(6,537)	27,667	8,117	15,314	(6,271)
Provision (benefit) for income taxes	14,400	11,708	2,855	7,323	(2,446)
Net income (loss)	(20,937)	15,959	5,262	7,991	(3,825)
Net income (loss)	(20,937)	15,959	5,262	7,991	(3,825)
Net income (loss) per share:
Basic	$(0.11)	$0.14	$0.05	$0.08	$(0.04)
Diluted	$(0.11)	$0.14	$0.05	$0.07	$(0.04)
Shares used in computing net (loss) income per share:
Basic	186,363	110,995	99,068	98,462	98,165
Diluted	186,363	115,350	104,623	107,000	98,165

(1)          On April 25, 2006 the company completed the acquisition of Intentia. Fiscal 2007 data includes the Intentia results for a full year. Fiscal 2006 data includes Intentia results for the five week period from April 25, 2006 to May 31, 2006.

(2)          In fiscal 2006, general and administrative expenses included $5.7 million of Intentia expenses for the five weeks following the acquisition, $6.3 million in stock compensation charge relating to an executive separation agreement and approximately $3.9 million of integration related costs associated with Intentia.

(3)          In fiscal 2006, our average invested balances increased by $53.6 million, while average yield increased from 2.1% in 2005 to 4.0% during 2006, increasing interest earned by $6.4 million. In fiscal 2007, our average invested balances increased by $69.3 million, while average yield increased from 4.0% in 2006 to 4.8% during 2007, increasing interest earned by $4.7 million.

	Year ended May 31,
	2007(1)	2006(1)	2005	2004	2003
	(in thousands, except per share data)
Consolidated Balance Sheet Data
Cash, cash equivalents and marketable securities	$553,836	$306,581	$234,613	$208,982	$260,512
Working capital	324,616	168,201	178,410	165,336	213,258
Total assets	1,479,107	1,170,652	420,718	423,598	432,209
Long-term debt—non-current(2)	245,228	4,275	—	990	255
Total stockholders’ equity(3)	755,228	791,659	293,055	282,886	289,399

(1)          On April 25, 2006, we completed our acquisition of Intentia in an all-stock transaction valued at $460.9 million. Increases in the balance sheet line items reflect the acquisition.

(2)          On April 23, 2007 we completed the issuance of $240 million of 2.50% senior subordinated convertible notes (see Note 7).

(3)          As part of our share repurchase program, we repurchased 6.4 million shares of our common stock for $54.9 million in fiscal 2007.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our Consolidated Financial Statements, the notes to those statements and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Business Overview

Lawson Software, Inc. (the “Company”) provides business application software, consulting and maintenance to customers primarily in the services sector, trade industries and manufacturing/distribution sectors. In the manufacturing sector we serve both process manufacturing and discrete manufacturing. In the service sector we serve both asset-intensive and labor-intensive services. We operate as one business segment focused on broad sectors. We specialize in specific markets including healthcare, public services, retail, financial services, food and beverage, manufacturing and wholesale distribution. Our software includes enterprise financial management, human capital management, business intelligence, asset management, enterprise performance management, supply chain management, service management, manufacturing operations, business project management and industry-tailored applications. Our applications help automate and integrate critical business processes, which enables our clients to collaborate with their partners, suppliers and employees. We support our clients’ use of our applications through consulting services which primarily help our clients implement their Lawson applications, and through our maintenance program which provides on-going support and product updates for our clients’ continued use of our applications.

We license two lines of enterprise software solutions referred to as S3 and M3 as well as maintenance and consulting services associated with these products. S3 solutions consist of legacy Lawson software applications and M3 solutions consist of applications historically licensed by Intentia International AB that are geared for manufacturing, distribution and trade businesses who face resource constraints and whose processes are often complex and industry-specific.

Acquisitions

The Company’s acquisitions were accounted for under the purchase method of accounting. Accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisitions and the results of operations have been included in the Consolidated Statements of Operations since the acquisition dates. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill recorded as a result of these acquisitions is subject to an annual impairment test and is not amortized. These acquisitions are intended to enhance our focus on targeted vertical markets and to provide additional value-added products and services to our clients.

On April 25, 2006, the Company completed the acquisition of Intentia. We believe that the combination provides opportunities to leverage sales channels and sell expanded product lines across the combined business’ customer base. The acquisition was accomplished through Lawson’s offer to exchange Intentia’s shares and warrants for newly issued shares of Lawson common stock. We also completed a reorganization in connection with the combination. See Note 4 Business Combinations of the Notes to the Consolidated Financial Statements for additional information.

On July 20, 2006, we acquired all of the outstanding equity of Competency Assessment Solutions for $2.0 million in cash. The acquisition was completed to augment the Company’s human capital management solutions. A final contingent payment of $0.3 million in cash was made on December 4, 2006. In the allocation of the excess purchase price over the fair value of assets acquired $1.3 million was allocated to goodwill and $1.3 million was allocated to amortizable intangible assets which included acquired technology and a non-compete agreement. These amounts and the net liabilities assumed of $0.3 million equal the total purchase price of $2.3 million.

On December 14, 2006, we entered into a purchase agreement with Sigma Enterprise Applications AB (Sigma) whereby Lawson acquired from Sigma for approximately $1.0 million in cash, $0.3 million of assumed liabilities and a contingent additional payment of up to $0.6 million, Sigma’s business pertaining to the maintenance and servicing of the Lawson S3 products. The acquisition was completed to augment sales of S3 products in the Nordic region. The allocation of the purchase price of $1.3 million along with transaction costs of $0.1 million was allocated as follows: $1.3 million to existing technology, to be amortized over a five year period, and $0.1 million to a non-compete agreement, to be amortized over a three year period.

Outlook

As we enter our second year after the merger, we anticipate that many of the initiatives undertaken by Lawson in fiscal 2007 will provide revenue growth and margin expansion. During fiscal 2007, we grew our sales force by approximately 33% and enhanced our services capacity through headcount growth in the markets served by Lawson and in our solutions center in Manila. With these investments, we expect our overall fiscal 2008 total revenue to grow between 9% and 11% over fiscal 2007 total revenue. By expanding our Manila resources, we not only increased our services capacity, but we will also increase our capacity in other areas such as our research and development and general and administrative areas. While much of this investment in research and development and general and administrative areas will continue throughout fiscal 2008, we expect our overall expenses, including cost of revenues to marginally increase over fiscal 2007 overall, we expect to improve our gross and operating margins and improve our EPS in fiscal 2008. Our fiscal 2008 EPS is currently expected to fall between $0.17 and $0.22 per share. Updates to these estimates, to the extent there are any updates, are made through our quarterly earnings release announcements.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our audited Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and related disclosures of contingent assets and liabilities. The Notes to the Consolidated Financial Statements contained herein describe our significant accounting policies used in the preparation of the Consolidated Financial Statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to bad debt, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the bases for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

We believe the critical accounting policies listed below reflect our more significant judgments, estimates and assumptions used in the preparation of our Consolidated Financial Statements.

Revenue Recognition.   Revenue recognition rules for software businesses are very complex. We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded; however, certain judgments affect the application of our revenue recognition policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from year to year.

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

We recognize revenue in accordance with the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition (SOP 97-2), as amended, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions (SOP 98-9), as well as Technical Practice Aids issued from time to time by the AICPA, and in accordance with the SEC Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104). We license software under non-cancelable license agreements and provide related consulting services, including training, and implementation services, as well as on-going customer support and maintenance.

When our consulting, training and implementation services 1) are not considered essential to the functionality of our software products, 2) are sold separately and also 3) are available from a number of third-party service providers, our revenues from these services are generally recorded separately from license fees and recognized as the services are performed. License fees within software arrangements including services that do not meet any one or a combination of the three criteria listed above, are recognized in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), using contract accounting and the percentage-of-completion methodology based on labor hours input. Software arrangements which include certain fixed-fee service components are usually recognized as the services are performed while corresponding costs to provide these services are expensed as incurred. The amounts of revenue and related expenses reported in the Consolidated Financial Statements may vary, due to the amount of judgment required to address significant assumptions, risks and uncertainties in applying the application of the percentage-of-completion methodology. Our specific revenue recognition policies are as follows:

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

Allowance for Doubtful Accounts.   We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, the need for specific customer reserves and the aging of our receivables. This provision is included in operating expenses as a general and administrative expense. A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, then a change in the allowance for doubtful accounts would be necessary in the period such determination has been made, affecting future results of operations.

Sales Returns and Allowances.   Although we do not generally provide a contractual right of return, in the course of arriving at practical business solutions to various warranty and other claims, we have allowed sales returns and allowances. We record a provision against revenue for estimated sales returns and allowances on licenses in the same period the related revenues are recorded or when current information indicates additional amounts are required. These estimates are based on historical experience determined by analysis of return activities, specifically identified customers and other known factors. If the historical data we utilize does not reflect future performance, then a change in the allowances would be necessary in the period such determination has been made, affecting future results of operations.

Valuation of Long-Lived and Intangible Assets and Goodwill.   Substantially all of our intangible assets and goodwill resulted from our April 2006 acquisition of Intentia. We review identifiable intangible and other long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent to or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the long-lived asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. If the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the asset is considered impaired, and the impairment is measured by reducing the carrying value of the asset to its fair value using the discounted cash flows method. The discount rate utilized is based on management’s best estimate of the related risks and return at the time the impairment assessment is made.

If events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), the first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We operate as one reporting unit and therefore compare our carrying amount to market value. Market value is determined utilizing our market capitalization plus a control premium. If our market value exceeds our carrying amount, goodwill is considered not impaired, thus the second step of the impairment test is not necessary. If our carrying amount exceeds our market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is the new accounting basis. A subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed and the loss has been recognized.

Income Taxes.   The provision for income taxes consists of provisions for federal, state, and foreign income taxes. The Company operates in an international environment with significant operations in various locations outside of the United States. Accordingly, the consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable rates.

Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Our judgments, assumptions, and estimates relative to the provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Although we believe that our estimates are reasonable, the final tax outcome could be different from that which is reflected in our historical income tax provision and accruals. Such differences could have a material effect on the amounts provided in our Consolidated Balance Sheets and Consolidated Statements of Operations.

In conjunction with preparing the global tax provision, we must assess temporary differences resulting from the different treatment of specific items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. As part of this process, we must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment establish a valuation allowance, if required. Our determination of our valuation allowance is based upon a number of assumptions, judgments, and estimates, including historical operating results, forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, except as discussed below for pre-acquisition deferred tax assets that had a pre-acquisition valuation allowance, we reflect the change with a corresponding increase or decrease to our tax provision in our Consolidated Statements of Operations.

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

Contingencies.   The Company is subject to the possibility of various loss contingencies in the normal course of business. The Company accrues for loss contingencies when a loss is probable and able to be estimated in accordance with No. 5, Accounting for Contingencies (SFAS 5).

Litigation reserves.   The establishment of litigation reserves requires judgments concerning the ultimate outcome of pending litigation against the Company and its subsidiaries. Reserves established in the normal course of business are based on the application of SFAS 5, which requires us to record a reserve if we believe an adverse outcome is probable and we are able to make a reasonable estimation of the probable loss. Reserves established in purchase accounting are based on fair value under SFAS No. 141, Business Combinations (SFAS 141) so long as fair value can be determined within the purchase allocation period, otherwise these are determined under SFAS 5. All reserves exclude legal costs which are treated as a period expense as incurred.

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

Equity-Based Compensation.   Effective June 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) which replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under SFAS 123(R), stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after June 1, 2006 and unvested awards outstanding at June 1, 2006. Compensation costs for unvested stock options and awards that are outstanding at June 1, 2006, will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS 123, using a straight-line method. The Company elected the modified-prospective method of adopting SFAS 123(R), under which prior periods are not retroactively restated. Stock-based compensation expense for non-vested awards granted prior to the effective date is being recognized over the remaining service period using the fair value based compensation cost estimated for SFAS 123 pro forma disclosures.

SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model which requires the input of significant assumptions including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, the number of options that will ultimately be forfeited before completing vesting requirements and the risk-free interest rate. Changes in the assumptions can materially affect the estimate of fair value of equity-based compensation and, consequently, the related expense recognized. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. See Note 5 to the Consolidated Financial Statements for a further discussion of stock-based compensation.

Results of Operations

The following table sets forth certain line items in our Consolidated Statements of Operations as a percentage of total revenues and the percentage of period over period growth for the periods indicated:

	Year Ended May 31,			Percent of Dollar Change
	Percent of Total Revenue			Year over Year
	2007	2006	2005	2007	2006
Revenues:
License fees	14.1%	18.2%	17.2%	48.9%	23.1%
Maintenance	38.9	48.1	50.9	55.0	10.2
Consulting	47.0	33.7	31.9	168.3	23.3
Total revenues	100.0	100.0	100.0	92.0	16.6
Cost of revenues:
Cost of license fees	3.5	3.4	3.0	98.8	34.0
Cost of maintenance	7.9	7.8	9.4	94.7	(3.4)
Cost of consulting	41.8	32.7	32.5	145.4	17.1
Total cost of revenues	53.2	43.9	44.9	132.8	13.9
Gross profit	46.8	56.1	55.1	60.1	18.8
Operating expenses:
Research and development	11.4	15.5	18.5	40.5	(2.3)
Sales and marketing	21.4	21.3	22.6	93.0	10.0
General and administrative	13.1	14.1	10.9	79.2	50.4
Restructuring	2.1	0.5	1.5	748.4	(63.7)
Amortization of acquired intangibles	1.3	0.5	0.5	375.4	37.3
Total operating expenses	49.3	51.9	54.0	82.4	12.1
Operating (loss) income	(2.5)	4.2	1.1	(212.6)	336.9
Total other income, net	1.6	2.9	1.3	9.0	156.7
Income (loss) before income taxes	(0.9)	7.1	2.4	(123.6)	240.8
Provision for income taxes	1.9	3.0	0.8	23.0	310.1
Net (loss) income	(2.8)%	4.1%	1.6%	(231.2)%	203.3%

In our discussion of changes in results of operations from the fiscal years ended May 31, 2007, 2006 and 2005, we provide information regarding the results of the newly acquired Intentia (or M3 solutions) as a component of the consolidated results and also discuss results of legacy Lawson (or S3 solutions) separately where applicable. While the businesses have begun to integrate, and separate identification is becoming increasingly difficult between legacy Lawson and Intentia data, we have provided these separate metrics in the areas where we could reasonably calculate an impact. All references to the effect of the distinction between  legacy Lawson and Intentia are therefore approximate. Although we operate as one business segment, due to the size of the Intentia acquisition on Lawson’s historical operations, we believe this distinction, while not exact, provides relevant insight into the changes in results of operations.

Revenues

	Year Ended May 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	Dollars	Percent	Dollars	Percent
	(in thousands, except %)
Revenues:
License fees	$105,861	$71,076	$57,743	$34,785	48.9%	$13,333	23.1%
Maintenance	291,657	188,155	170,723	103,502	55.0%	17,432	10.2%
Consulting	352,870	131,545	106,718	221,325	168.3%	24,827	23.3%
Total revenues	$750,388	$390,776	$335,184	$359,612	92.0%	$55,592	16.6%

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

The growth in total revenues in fiscal 2007 over fiscal 2006 was primarily attributable to the addition of the Intentia business. A total of $308.8 million or 79.0% of this increase was attributable to the Intentia revenue streams and the remaining $50.8 million or 13.0% was attributable to growth in the legacy Lawson revenue streams.

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

License fees increased $34.8 million or 48.9% in fiscal 2007 over fiscal 2006 of which $36.8 million or 51.8% related to Intentia’s revenues. Intentia’s increase related to fiscal 2007 having included an entire year of license revenue as compared to fiscal 2006 which included only five weeks. Excluding Intentia’s license revenues, license fees for legacy Lawson slightly decreased by $2.0 million or 2.8% in fiscal 2007 as compared to total 2006 license revenues. In fiscal 2007, deals greater than $1 million decreased to seven from ten in fiscal 2006, which led to lower contracted license amounts, which in turn has led to lower license fee revenue. An increase in the amount of deferred revenue, including the full deferral of certain contracts, also attributed to the lower license fee revenue for S3 products. The number of licensing transactions with new clients decreased to 60  in the current year period down from 67 in the prior year. Despite the slight decrease in license fee revenue, from a product perspective, Lawson System Foundation product line had a growth of approximately $13.5 million.

License fees increased 23.1% in fiscal 2006 over fiscal 2005 of which 1.5% related to Intentia’s five week license revenues. Excluding Intentia’s five weeks license revenues, license fees increased 21.6% in fiscal 2006 which represented a rebound from the decline experienced in fiscal 2005. License fees were particularly stronger within our retail and industry market customers in fiscal 2006 as compared to fiscal 2005. From a product perspective, license fees for our Human Resources, Financials and Budgeting and Planning product lines represented the largest portion of growth over fiscal 2005. The number of licensing transactions with new clients increased to 67 in the current year period up from 59 in the prior year. The increase in new client sales is due in part because of a return to traditional buying patterns that were slowed in fiscal 2005 due to industry consolidation. Additionally, many of our targeted public company clients completed their initial year of Sarbanes-Oxley compliance in fiscal 2005, which freed up their time and resources to facilitate some of the increase during fiscal 2006 sales activity.

License fee revenue as a percentage of total revenues for fiscal 2007, 2006 and 2005 was 14.1%, 18.2% and 17.2%, respectively.

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

Maintenance revenue increased by $103.5 million or 55.0% for fiscal 2007 due mostly to maintenance revenue of $81.3 million or 43.2% added with the purchase of Intentia that was not included within our maintenance revenue in fiscal 2006. Maintenance revenues for the M3 product line from Intentia continued to be adversely impacted by the fair value purchase accounting adjustments as a result of the acquisition. This fair value purchase accounting adjustment had the expected effect of lowering the maintenance revenue from M3 maintenance services by $8.1 million or 4.3% for fiscal 2007. The remaining $22.2 million or 11.8% of the total increase is due to our legacy Lawson maintenance revenue increases. The higher maintenance revenue was influenced by an increase in renewal rates from 94.2% in 2006 to 95.5% in 2007. Price increases and maintenance agreements associated with new customers also contributed to the higher maintenance revenue.

In fiscal 2006, our maintenance revenues increased by 10.2% over fiscal 2005. Of this increase, 4.3% was attributable to Intentia’s five weeks of maintenance revenues included within our fiscal 2006 maintenance revenues. Without the addition of Intentia’s maintenance revenues in fiscal 2006, annual price increases to renewals along with the addition of new customers in fiscal 2006 led to the increase over fiscal 2005. The maintenance revenues for Intentia in fiscal 2006 were generated primarily from the deferred maintenance revenue balance acquired in April 2006. Accordingly, the revenues recorded during this period also reflect the pro-rata portion of the fair value purchase accounting reductions made to the deferred maintenance balance acquired in April 2006. The impact of the fair value purchase accounting adjustments to maintenance revenues relating to the deferred balances acquired in April 2006 resulted in a reduction in deferred revenue and largely impacted the first 12 months after the acquisition date.

Maintenance revenue as a percentage of total revenues for fiscal 2007, 2006 and 2005 was 38.9%, 48.1% and 50.9%, respectively.

Consulting.   Our consulting revenues consist of services related to software installations, software implementations, customized development, and training services to customers who have licensed our products.

Consulting revenue for fiscal 2007 almost tripled with an increase of $221.3 million or 168.3% from fiscal 2006. Intentia has historically experienced higher consulting revenues when compared to Lawson’s traditional consulting revenues. In fiscal 2007, the consulting revenue derived from M3 consultants was $190.6 million or 54.0% of total consulting revenues and 144.9% of the total increase over 2006. The fair value purchase accounting adjustment associated with the Intentia acquisition had the effect of lowering the expected consulting revenue by $3.3 million or 2.5% for fiscal 2007. In fiscal 2007, excluding the impact of M3 consulting, the remaining $30.7 million or 23.4% increase pertained to consulting revenue from legacy Lawson. A 3% improvement in utilization of resources resulted in increased consulting revenue. Revenue provided by third-parties as a result of service opportunities exceeding the current capacity of Lawson consultants, also contributed to the increase in consulting revenue.

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

Consulting revenue as a percentage of total revenues for fiscal 2007, 2006 and 2005 was 47.0%, 33.7% and 31.8%, respectively.

Cost of Revenues

	Year Ended May 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	Dollars	Percent	Dollars	Percent
	(in thousands, except %)
Cost of revenues:
Cost of license fees	$26,530	$13,344	$9,961	$13,186	98.8%	$3,383	34.0%
Cost of maintenance	59,108	30,365	31,419	28,743	94.7%	(1,054)	-3.4%
Cost of consulting	313,682	127,833	109,204	185,849	145.4%	18,629	17.1%
Total cost of revenues	$399,320	$171,542	$150,584	$227,778	132.8%	$20,958	13.9%
Gross Profit:
License fees	$79,331	$57,732	$47,782	$21,599	37.4%	$9,950	20.8%
Maintenance	232,549	157,790	139,304	74,759	47.4%	18,486	13.3%
Consulting	39,188	3,712	(2,486)	35,476	955.7%	6,198	249.3%
Total	$351,068	$219,234	$184,600	$131,834	60.1%	$34,634	18.8%
Gross Margin:
License fees	74.9%	81.2%	82.7%
Maintenance	79.7%	83.9%	81.6%
Consulting	11.1%	2.8%	(2.3)%
Total	46.8%	56.1%	55.1%

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

Cost of license fees increased $13.2 million or 98.8% in fiscal 2007 as compared to fiscal 2006. The increase in cost of license resulted primarily from the addition of $11.8 million or 88.4% of expenses from Intentia which included $8.5 million or 63.7% of amortization of intangible assets associated with the acquisition. The additional increase of $1.4 million or 10.4% related to legacy Lawson and was primarily the result of higher third-party costs of $3.3 million or 24.7% due to high LSF sales, which was partially offset by lower amortization costs of $0.9 million or 6.7%. The cost of license fees as a percentage of license fee revenue increased from 18.8% in fiscal 2006 to 25.1% in fiscal 2007.

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

Cost of license fees as a percentage of total revenues for fiscal 2007, 2006 and fiscal 2005 were 3.5%, 3.4% and 3.0%, respectively.

Cost of Maintenance.   Cost of maintenance includes salaries, employee benefits and related travel, and the overhead costs of providing support services to clients, as well as intangible asset amortization on support contracts purchased in April 2004. Cost of maintenance does not include costs categorized as research and development, consistent with industry practice.

Cost of maintenance increased $28.7 million or 94.7% for fiscal 2007 from fiscal 2006 and primarily resulted from the addition of $25.2 million or 83.0% of expenses from Intentia. The remaining $3.5 million or 11.5% for legacy Lawson was primarily the result of an increase of $2.1 million or 6.9% relating to higher employee expenses as a result of a higher headcount and salary increases. Maintenance margin decreased from the prior year due to the addition of the results of Intentia, which had historically produced lower margins than legacy Lawson. Cost of maintenance as a percentage of maintenance revenue for fiscal 2007 and 2006 was 20.3% and 16.1%, respectively. Legacy Lawson maintenance margins were consistent between fiscal 2006 and fiscal 2007.

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

Cost of maintenance, as a percentage of total revenues, for fiscal 2007, 2006 and 2005 was 7.9%, 7.8% and 9.4%, respectively.

Cost of Consulting.   Cost of consulting includes salaries, employee benefits, third-party consulting costs and related travel, and the overhead costs of providing implementation, installation, training and education services to clients. Cost of consulting also includes costs associated with our hardware business.

In fiscal 2007, the cost of consulting increased $185.8 million or 145.4% over fiscal 2006. The increase in cost of consulting resulted from the addition of $169.5 million or 132.6% of expenses from Intentia, which included $5.1 million or 3.9% of amortization of intangible assets acquired in the acquisition. Excluding the addition of Intentia, cost of consulting increased $16.3 million or 12.8% associated with the $30.7 million increase in S3 consulting revenue discussed above. The S3 expense increase was due to increased employee costs of $9.3 million or 7.3%. The increased employee costs related to higher headcount resulting in a $6.4 million or 5.0% increase and higher sales incentives of $3.5 million or 2.7%. In addition, third party consulting costs were up $3.2 million due to a lack of resources as a result of an increase in LSFA implementations and an already high utilization rate. Consulting margins benefited from the addition of Intentia, as Intentia’s margins were historically higher than those generated by legacy Lawson.

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

Cost of consulting, as a percentage of total revenues, for fiscal 2007, 2006 and 2005 was 41.8%, 32.7% and 32.6%, respectively.

Operating Expenses

	Year Ended May 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	Dollars	Percent	Dollars	Percent
	(in thousands, except %)
Operating Expenses:
Research and development	$85,325	$60,711	$62,158	$24,614	40.5%	$(1,447)	(2.3)%
Sales and marketing	160,551	83,193	75,637	77,358	93.0%	7,556	10.0%
General and administrative	98,263	54,827	36,443	43,436	79.2%	18,384	50.4%
Restructuring	15,483	1,825	5,028	13,658	748.4%	(3,203)	(63.7)%
Amortization of acquired intangibles	10,089	2,122	1,545	7,967	375.4%	577	37.3%
	$369,711	$202,678	$180,811	$167,033	82.4%	$21,867	12.1%

Research and Development.   Research and development expenses consist primarily of salaries, employee benefits, related overhead costs, and consulting fees associated with product development, enhancements and upgrades provided to existing customers under maintenance plans and to new customers, testing, quality assurance and documentation.

Research and development expenses for fiscal 2007 increased $24.6 million or 40.5% from fiscal 2006. Excluding the addition of $32.5 million from the acquisition of Intentia, research and development expenses decreased $7.9 million or 13.0%, of which $5.8 million is due to lower human resource expenses resulting from transitioning employees to off-shore facilities and a headcount reduction and lower bonus expense.

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

Research and development expenses as a percentage of total revenues for fiscal 2007, 2006 and 2005 were 11.4%, 15.5% and 18.5%, respectively.

Sales and Marketing.   Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel and overhead costs related to our sales and marketing personnel, as well as trade show activities, advertising costs and other costs associated with marketing our company.

Sales and marketing expenses for fiscal 2007 increased $77.4 million or 93.0% from fiscal 2006 primarily due to the addition of sales and marketing expenses associated with the acquisition of Intentia. Our sales and marketing expenses increase as we increase our sales personnel to address the market opportunity for both S3 and M3 products. Excluding the addition of $62.7 million or 75.4% of sales and marketing expenses from the acquisition of Intentia, sales and marketing expenses increased $14.7 million or 17.6% due to increases in employee expenses. Of the increase in employee expenses, $8.0 million or

9.6% related to headcount growth, $2.9 million or 3.5% related to increased sales incentives, $2.0 million or 2.4% related to increased benefits and $1.5 million or 1.8% related to increased stock compensation expense.

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

Sales and marketing expenses as a percentage of total revenues for fiscal 2007, 2006 and 2005 were 21.4% and 21.3% and 22.6%, respectively.

General and Administrative.   General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees and bad debt expense.

General and administrative expenses for fiscal 2007 increased $43.4 million or 79.2% over fiscal 2006 of which $36.0 million or 65.7% was due to the addition of Intentia. The remaining increase of $7.4 million or 13.5% pertains to legacy Lawson and was the result of $2.6 million or 4.7% higher salaries as a result of additional headcount and merit increases. Higher professional service and consulting fees of $2.6 million or 4.7% and increased bad debt expense of $2.4 million or 4.4% also contributed to higher general and administrative expenses.

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

General and administrative expenses as a percentage of total revenues for fiscal 2007, 2006 and 2005 were 13.1% and 14.1% and 10.9%, respectively.

Restructuring.   During 2007, we recorded $15.5 million in restructuring charges compared with $1.8 million and $5.0 million in restructuring charges for fiscal 2006 and 2005, respectively.

On February 28, 2007, the Company’s management completed a roadmap for optimizing the Company’s productivity by enhancing global sourcing capabilities and resources. This roadmap calls for the rebalancing of the Company’s resources between various locations primarily in the United States, Europe and the Company’s global support center in the Philippines. Management envisions the reduction of approximately 350 employees primarily in the Company’s U.S. and European operations over the course of the next 12 months ending May 31, 2008. This reduction will include employees working in all areas of the Company, predominantly in consulting and research and development. In conjunction with this roadmap and in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112), the Company recorded a charge of $11.9 million. As management takes actions in pursuing these goals, additional charges related to this roadmap which are not in the scope of SFAS 112 may be recorded in future periods, but the timing and extent of these charges are not currently determinable.

On April 26, 2006, in conjunction with the business combination we approved a plan designed to eliminate employee redundancies in both Intentia and legacy Lawson. The plan for legacy Lawson includes the reduction of 60 employees in the United States and United Kingdom that resulted in a charge for severance and related benefits of $1.8 million in fiscal 2006. For fiscal 2007, there was an additional charge of $3.3 million for lease exit costs.  The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and services of which actions took place during fiscal 2007. The plan for Intentia includes the reduction of approximately 110 employees through APAC and EMEA and includes employees in all functional areas of the company and resulted in a charge for severance and related benefits of $12.7 million in fiscal 2006. The plan for Intentia also includes certain facility closings resulting in a charge for lease exit costs of $16.8 million in fiscal 2006. These charges were not reflected in the Consolidated Statements of Operation but instead were reflected as part of the purchase price related to the business combination. In fiscal 2007, the accrual for severance and related benefits decreased $2.1 million as a result of a change to the plan and the accrual for the lease exit costs increased $0.3 million. These changes were not reflected in the Consolidated Statements of Operations but instead were reflected as adjustments to goodwill. The Company anticipates that the restructuring plans will be final by the end of the first quarter of fiscal 2008. The Company expects to see cost savings as a result of the restructuring plans with a reduction in cost of revenue and operating expenses in future periods resulting from lower facility lease expense and reduced headcount.

See Note 3 of Notes to Consolidated Financial Statements for additional information on restructuring activity.

Amortization of Acquired Intangibles.   Amortization of acquired intangibles for fiscal 2007 was $10.1 million compared with the $2.1 million for 2006 and $1.5 million for 2005. The increase of the fiscal 2007 over fiscal 2006 and fiscal 2006 over fiscal 2005 amortization is primarily due to the on-going results from the amortization of intangibles acquired in the Intentia merger.

Other Income, net

Other income, net, which is composed primarily of interest income less interest expense, increased to $12.1 million in fiscal 2007 from $11.1 million in fiscal 2006 and $4.3 million in fiscal 2005. Interest income increased to $15.5 million in fiscal 2007 from $10.8 million in fiscal 2006 primarily due to higher average investment balances and higher overall interest rates. Average investment balances increased by $69.3 million in fiscal 2007 due mainly to the remaining net cash proceeds of our senior convertible notes offering and the cash infusion of our annual maintenance billings. Average yields increased to 4.8% in fiscal 2007 from 4.0% in fiscal 2006 due to general trends in the market. Interest expense increased to $4.1 million in fiscal 2007 from $0.1 million in fiscal 2006 primarily due to interest expense associated with our senior convertible notes offering which closed on April 23, 2007 and interest expense related to Intentia customer reserves (see Note 4 for additional discussion).

The $6.8 million increase in other income, net in fiscal 2006 was due primarily to a $53.6 million increase in average invested balances and an increase in average yields, which were 4.0% and 2.1% for fiscal 2006 and 2005, respectively, and $0.4 million in interest income received on a tax refund.

Provision for Income Taxes

Our global provision for income taxes for fiscal 2007 is $14.4 million as compared to $11.7 million for fiscal 2006. The increase in the global provision is related to the mix of income in the various jurisdictions where the Company operates and continual losses in certain jurisdictions where valuation allowances are required. Furthermore, in 2007 we increased our tax reserves for uncertain tax matters while in 2006 our increases to global tax reserves were largely offset due to the favorable resolution of certain issues.

Our global effective income tax rate for fiscal 2007 is not meaningful due to the overall pre-tax consolidated book loss. The effective income tax rate for fiscal 2006 was 42.3%.

In April 2006, the Company acquired Intentia. As of the date of the acquisition, many of the Intentia legal entities had net operating loss carryforwards with full valuation allowances applied against them. Under the provisions of SFAS 109, if acquired net operating losses are ultimately realized this will not result in a tax benefit but rather a non-cash tax expense and a reduction to goodwill.

During fiscal 2007, we recorded income tax benefits of $3.1 million for options expensed prior to fiscal 2007, related to deductions for employee stock option exercises. These tax benefits, which decreased current income taxes payable and increased additional paid-in capital by equal amounts, had no effect on our provision for income taxes; however, it did result in a significant decrease in the amount of cash tax outlay. In fiscal 2007, with the adoption of SFAS 123(R), stock compensation and the related tax deductions were included in our Consolidated Statement of Operations.

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

During fiscal years 2006 and 2005, we recorded income tax benefits of $3.9 million and $4.2 million, respectively, related to deductions for employee stock option exercises. This tax benefit, which decreased current income taxes payable and increased additional paid-in capital by equal amounts, had no effect on our provision for income taxes; however, it did result in a significant decrease in the amount of cash tax outlay.

In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (FIN 48). See our discussion under Recent Accounting Pronouncements for the impact to our financial statements in future periods.

Liquidity and Capital Resources

	As of and for the Fiscal Year Ended May 31,			Change	Change
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
	(in thousands, except %)
Cash Flow
Cash provided by operating activities	$98,543	$76,486	$32,898	28.8%	132.5%
Cash (used in) provided by investing activities	$(11,488)	$(23,758)	$82,222	(51.6)%	(128.9)%
Cash (used in) provided by financing activities	$173,766	$(32,645)	$228	*	*
Capital Resources
Working capital	$324,616	$168,201	$178,410	93.0%	(5.7)%
Cash and cash equivalents and marketable securities	$553,836	$306,581	$234,613	80.6%	30.7%

*                    Percentage not meaningful

As of May 31, 2007, we had $553.8 million in cash, cash equivalents and marketable securities and $324.6 million in working capital. Our most significant source of operating cash flows is derived from license fees, maintenance and consulting fees related to services provided to our clients. Days sales outstanding (DSO), which is calculated on net receivables at period-end divided by revenue for the quarter times 90 days in the quarter, was 69 and 50 as of May 31, 2007 and May 31, 2006, respectively  The DSO as of May 31, 2006 does not include DSO for Intentia as a combined DSO would not have been meaningful as the acquisition occurred late in the fourth quarter of fiscal 2006. The acquisition of Intentia increased our accounts receivable outside the U.S. and has led to higher consolidated accounts receivable with longer terms and higher DSO’s. Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services, and facilities.

We believe that cash flows from operations, together with our cash, cash equivalents and marketable securities, will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities and investments for the foreseeable future. As part of our business strategy, we may acquire companies or products to enhance our product lines.

Cash flows from operating activities:

Net cash provided by operating activities was $98.5 million for fiscal 2007 compared with $76.5 million for fiscal 2006. Offsetting our net loss of $20.9 million in 2007 was $58.3 million in net working capital changes and non-cash charge adjustments to net income of $39.5 million of depreciation and amortization, $7.7 million related to stock-based compensation, and $6.0 million of provision for doubtful accounts and warranty provisions.

The $58.3 million increase in cash provided by working capital in 2007 primarily related to an increase in deferred revenue of $85.2 million primarily related to continued efforts to move maintenance contracts to a common renewal date of June 1, offset by a decrease in accrued and other liabilities of $32.1 million related to the pay down of certain accrued liabilities including variable compensation which existed at the date of the Intentia acquisition as well as payment of integration related reserves. Other working capital changes were an increase in prepaid expenses and other assets of $0.5 million, a decrease in accounts payable of $5.8 million, a decrease of $14.1 million in trade accounts receivable and a decrease in income tax payable of $2.5 million.

In fiscal 2006 net cash provided by operating activities was $76.5 million as the effect our net income of $16.0 million was increased by $26.4 of non-cash charges and $34.1 million in working capital changes. Non-cash charges primarily consist of $16.2 million of depreciation and amortization, a $6.8 million stock compensation charges primarily related to a negotiated separation agreement with the Company’s former president and CEO, and a $4.0 million tax benefit from stockholder transactions for option activity. The $34.1 increase in net cash provided by working capital, excluding the impact of the Intentia acquired working capital balances, was primarily driven by a $10.2 million decrease in accounts receivable, a $22.0 million decrease in prepaid expenses and other assets and an $8.7 million increase in deferred revenue and customer deposits.

The $10.2 million decrease in cash received from accounts receivable was primarily due to  a $17.1 million reduction of Intentia receivable that was partially offset by an increase in legacy Lawson receivable resulting from strong fourth quarter sales. The $22.0 million decrease in prepaid expenses and other assets is largely due to the collection of an income tax refund. The $8.7 million increase in deferred revenue and customer deposits is primarily due to the switch to a June 1st common renewal date for maintenance. These increases to cash from operating activities were partially offset by a decrease in accrued and other liabilities of $6.6 million and a decrease in accounts payable of $1.3 million.

Cash flows from investing activities:

Net cash used in investing activities was $11.5 million for fiscal 2007 compared with $23.8 million of cash used in fiscal 2006. The decrease in cash used in investing activities for fiscal 2007 primarily related to $17.5 million of capital expenditures offset by a net increase of $16.6 million from net marketable security activity. Other changes included an increase in restricted cash of $7.4 million and $3.6 million paid in conjunction with acquisition activities.

The decrease in cash from investing activities for fiscal 2006 of $23.8 primarily related to $49.3 million of cash used in net purchases of marketable securities as well as $4.9 million of cash paid for property and equipment purchases. This was partially offset by $30.1 million of net cash received in conjunction with the acquisition of Intentia. Refer to Note 4 of Notes to Consolidated Financial Statements for additional information

Cash flows from financing activities:

Net cash provided by financing activities was $173.8 million for fiscal 2007 compared with net cash used in financing activities of $32.6 million for fiscal 2006. The financing activities for fiscal 2007 included $244.5 million received from the issuance of long-term debt, of which $240.0 million was cash proceeds received from the issuance of our 2.50% convertible notes (net cash proceeds were $233.7 million after $6.3 million of debt issuance costs) $34.2 million received from the sale of stock warrants associated with the convertible notes. Those increases were partially offset by $54.9 million used to repurchase our common stock as part of a board authorized share repurchase program and $57.7 million to purchase call options associated with the convertible notes.

Cash used in financing activities was $32.6 million for fiscal 2006 primarily related to $40.5 million in cash payment of long term debt which was assumed in the acquisition of Intentia. This was partially offset by $7.1 million in cash received from the exercise of stock options and $3.6 million in cash received from employee contributions to our Employee Stock Purchase Plan (ESPP).

Effect of exchange rate changes

Exchange rate changes increased our cash and cash equivalents by $3.0 million as compared to an increase of $2.3 million in 2006.

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

Cash proceeds obtained from maturities of marketable securities, the exercise of employee stock options, and contributions to the ESPP largely funded the share repurchases. The repurchased shares are recorded as treasury stock and result in a reduction to stockholders equity. The shares will be used for general corporate purposes.

On November 13, 2006, the Company announced that the board of directors approved a share repurchase of up to $100 million of common stock, which was subsequently increased to $200 million by the board in April of 2007. The share repurchase will be funded using the Company’s existing cash balance and future cash flows, and will occur through open market purchases, privately negotiated transactions and/or transactions structured through investment banking institutions as permitted by securities laws and other legal requirements. Market conditions will influence the timing of the buyback and the number of shares repurchased. Through May 31, 2007, we used $54.9 million to repurchase 6.4 million shares at an average price of $8.61.

Contingent cash commitments

In fiscal 2005, the Company and International Business Machines Corporation (IBM) entered into an Original Equipment Manufacturer (OEM) Software Agreement that was modified in the second quarter of 2006 and again in the third quarter of 2007 and a Master Relationship Agreement (MRA). Under these agreements, the Company resells its business applications in conjunction with IBM’s open standards-based software, and the companies jointly market these software solutions. The MRA governs the joint marketing activities and has a three-year term. During the term of the modified OEM Software Agreement, the Company pays royalties to IBM for the licensing of IBM programs to each applicable existing and new customer of the Company, and pays IBM annual maintenance fees for each applicable Lawson customer. The modified OEM Software Agreement has an initial term of three years, commencing September 2005, and may be extended by the Company for two additional one-year terms. During the initial three-year term, the Company has agreed to pay certain minimum quarterly and annual royalties to IBM. Total commitments under the modified OEM Software Agreement approximate $9.5 million over the three-year term. The Company may elect to terminate the OEM Software Agreement for convenience upon 90 days advance notice to IBM. If the Company elects early termination at any time during the three-year term, the terms of the Agreement require the Company to pay IBM any unpaid minimum royalties through the date of termination plus a prorated share of the guaranteed annual minimum payment due for the year in which the termination occurred. The Company has made cash payments of $5.7 million according to terms of the modified OEM Software Agreement during the fiscal year ended May 31, 2007. The payments were recorded as other assets—long-term, which under SFAS No. 86 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (FAS 86) are being amortized to costs of license fees over the earlier of the time period in which units are sold or the useful life. As of May 31, 2007, the Company amortized $1.2 million of royalties to cost of revenues. In addition, the Company recorded $7.1 million of expenses in fiscal 2007 representing third party license fees.

In May 2005, former Intentia entered into a Master Offshoring Agreement (the Agreement) with Symphony Service Corp., referred to as Symphony Services, an affiliate of Symphony Technology Group, LLC, a shareholder of Lawson and Symphony Technology II-A,L.P., pursuant to which Symphony Services agreed to provide Intentia both product development and customer support resources for an initial five year term. The agreement was not affected by the consummation of the business combination with Lawson. It is believed that the Agreement will enable the Company to achieve significant quality improvements and better customer service without increasing total spending on product development and customer support and was part of a business transformation plan approved by Intentia in July 2004. Under terms of the Agreement, The Company is contractually obligated to pay for a stated minimum level of resources employed to provide services for the first three years of the Agreement, after which either party may terminate the Agreement by delivery of a six-month advanced written notification. If the Company elects to terminate the Agreement after the first three years, it would be required to pay a buyout fee equal to six months of resource costs under the Agreement. As of May 31, 2007, the remaining minimum obligation level is approximately $3.7 million through the original three year term, which ends in May 2008. Symphony has been paid $7.1 million since the Agreement’s inception through May 31, 2007. Romesh Wadwani is a member of the Board of Directors of Lawson and is a partner of Symphony Technology Group, LLC.

In May 2005, Lawson International (former Intentia) entered into a Master Offshoring Agreement (the IBM AB Agreement) with IBM Svenska AB (IBM AB) in which IBM AB agreed to provide Lawson International cost efficient, high quality software development services and governs the joint development activities. The IBM AB Agreement has an initial term of five years, and may be extended in one or more additional eighteen month period(s), provided that the parties mutually agree to such renewal in writing at least six month prior to the expiration of the then-current term. The IBM AB Agreement was not affected by the consummation of the business combination with Lawson. For the duration of the term of the IBM AB Agreement, the Company is obligated for minimum staffing levels and resources defined by the IBM AB Agreement at an annual cost of approximately $1.2 million. After completion of two and a half years from the IBM AB Agreement Date, the Company may terminate the IBM AB Agreement for convenience with six month advance written notice. However, if the IBM AB Agreement is terminated for convenience before the completion of five years, the Company remains obligated to pay IBM AB any unpaid amounts due for services performed up to the termination or the minimum staffing levels, whichever is greater. As of May 31, 2007 the Company’s total remaining minimum obligation under the IBM AB Agreement is $2.5 million. IBM AB has been paid $4.1 million since the IBM AB Agreement’s inception through May 31, 2007.

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at May 31, 2007, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		1 Year or			More than
	Total	Less	1-3 Years	3-5 Years	5 Years
Balance Sheet Contractual Obligations:
Long-term debt	$246,010	$2,131	$3,879	$240,000	$—
Interest on long-term debt	$30,380	$6,147	$12,233	$12,000
Capital leases	3,216	1,666	1,524	26	—
Strategic partner commitments	1,200	600	600	—	—
Total	$280,806	$10,544	$18,236	$252,026	$—
Other Contractual Obligations:
Operating leases	$108,909	$12,033	$47,626	$25,329	$23,921
Purchase obligations	17,065	12,945	4,120	—	—
Total	$125,974	$24,978	$51,746	$25,329	$23,921
Total Contractual Obligations	$406,780	$35,522	$69,982	$277,355	$23,921

(1)          Our purchase obligations represent those commitments greater than $50,000.

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities, related parties or other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of May 31, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of May 31, 2007, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2007 and 2017. Rent expense under operating leases for fiscal 2007, 2006 and 2005 was $27.0 million, $16.4 million and $14.2 million, respectively. Future minimum lease payments under our operating leases as of May 31, 2007 are detailed above in “Disclosures about Contractual Obligations and Commercial Commitments.

Recent Accounting Pronouncements

In February 2007, the FASB issues SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159), which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. The Company is currently evaluating the potential impact of adopting SFAS 159 has on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 amends SFAS 87, Employers’ Accounting for Pension (SFAS 87), SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Benefits and for Termination Benefits (SFAS 88), and SFAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits. Effective for fiscal years ending after December 15, 2006, SFAS 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans. The impact of adoption will be recorded as an adjustment of other accumulated comprehensive income. Subsequent changes in funded status will be recognized as a component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost pursuant to SFAS 87 or SFAS 88. Prior to the acquisition of Intentia, the Company did not maintain any plans subject to SFAS 87 or SFAS 158. The Intentia Plans are immaterial and therefore SFAS 158 did not have an impact on the results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the expected impact of the provisions of SFAS 157 on its results of operations and its financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No, 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and we have complied as of fiscal 2007. The implementation did not have a material affect on the company’s consolidated results of operations or financial condition.

In July 2006, the FASB issued FIN 48. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file a tax return in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48, these will be accounted for as an adjustment to retained earnings. Lawson has substantially completed its analysis and does not expect the cumulative effect of the adoption to be material.

Item 7A.                Qualitative and Quantitative Disclosures About Market Risk

Foreign Currency.   The Company’s market risk includes the potential loss arising from adverse changes in foreign currency exchange rates. As of the fiscal year ended May 31, 2007 approximately 47% of our revenue was denominated in a foreign currency.

We manage foreign currency market risk, from time to time, using forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Increases or decreases in our foreign currency exposures are expected to be offset by gains or losses on forward contracts. This is expected to mitigate the possibility of significant foreign currency transaction gains or losses in future periods. For the fiscal year ended May 31, 2007, our foreign currency exposures were primarily related to non-functional currency intercompany loans and advances to/from our international subsidiaries. As of July 1, 2007, we changed the operating structure of our European subsidiaries whereby we expect our non-functional currency exposure to increase significantly for other balance sheet accounts, particularly accounts receivable, accounts payable and certain accrual accounts. We, therefore, expect the volume of our hedging activities to increase.

We do not use forward contracts for trading purposes. All foreign currency forward contracts generally are short term in nature and mature within 90 days or less. We mark to market all contracts at the end of the period and unrealized gains and losses are included in the Consolidated Statement of Operations for that period. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. Net foreign exchange transaction gains and losses related to forward contracts recorded in the accompanying Consolidated Statements of Operations as of May 31, 2007 was $0.6 million. At May 31, 2007 the fair value of foreign currency forward contracts that were in a gain position totaled $1.7 million and the fair value of foreign currency forward contracts that were in a loss position totaled $1.1 million.

Interest Rates.   Our investments consist of financial instruments, primarily money market funds and highly liquid debt securities of corporations, the United States Government and Agencies and state and local municipalities. As of May, 31, 2007, these investments were primarily denominated in U.S. dollars. Investments with original maturities of three months or less are classified as cash and cash equivalents. As of May 31, 2007, the average maturity of our investment securities was less than three months and all investment securities had maturities less than 24 months. As of May 31, 2007, we consider the reported amounts of these investments to be reasonable approximations of fair values. Changes in the market interest rates will not have a material impact on our financial position.

We are also exposed to interest rate risk with respect to our senior convertible notes due April 15, 2012. The fair value of our convertible senior notes may be adversely impacted due to a rise in interest rates. Our senior convertible notes bear interest at a fixed rate of 2.50% per year. As of May 31, 2007, the carrying value of our convertible senior notes was $233.7 million, including $6.3 million of deferred debt issuance costs (see Note 2) and the fair value was approximately $246.0 million.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, including consideration of the material weakness in our internal control over financial reporting discussed within Management's Report on Internal Control over Financial Reporting below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of May 31, 2007.

Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded, as necessary, to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of May 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management's assessment using the COSO criteria, management has concluded that the Company did not maintain effective internal control over financial reporting as of May 31, 2007 as a result of the material weakness described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management determined that a material weakness in our internal control over financial reporting exists as of May 31, 2007 relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with U.S. GAAP. This control deficiency resulted in adjustments, including audit adjustments in order for the Company to comply with U.S. GAAP related to the Company's adoption of SFAS No. 123(R). Additionally, this control deficiency could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis.

Management's assessment of the effectiveness of our internal control over financial reporting as of May 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page on F-1 and F-2.

Management’s Actions and Plans for Remediation

In order to compensate for a lack of adequate finance and accounting staff at Intentia, management implemented transitional controls that utilized existing staff at the Company’s corporate headquarters based in St. Paul, Minnesota to perform the U.S. GAAP accounting requirements for Intentia. The transitional controls put in place in the first quarter of fiscal 2007 surrounding Intentia caused additional strain on our financial reporting function resulting in the operating effectiveness of the St. Paul, Minnesota finance and accounting personnel to become inadequate in the first quarter of fiscal 2007 and remain inadequate as of May 31, 2007.

As a result of the material weakness in our internal control over financial reporting, management has implemented, or will implement, the following changes in our internal control over financial reporting relating to the lack of a sufficient number of qualified accounting personnel needed to apply the Company’s accounting policies in accordance with U.S. GAAP. These changes were partially implemented during the last three quarters of fiscal 2007 and are expected to positively affect the effectiveness of Lawson’s internal control over financial reporting. We intend to continue our efforts to remediate the aforementioned material weakness in our internal control over financial reporting which still exists at May 31, 2007. In particular, management will be implementing the following:

•       Hiring additional and permanent accounting and finance personnel, including key leadership roles which include the following in the first quarter of fiscal 2008:

•        Corporate Controller

•        Director of Financial Reporting

•       Establishing shared service centers in Europe and the Asia Pacific region to reduce the number of accounting and finance processing centers around the world. Many of the people that have been newly hired are new employees of these shared service centers and are completing their training. In the first quarter of fiscal 2008, we will begin moving portions of the locally processes to our shared service centers. By the end of fiscal 2008, we expect to be largely complete with this transition.

•       Conduct training and improve processes associated with journal entry postings, full month-end close processes and Sarbans-Oxley compliance.

Management believes that it has made progress towards remediating the material weakness in our internal control over financial reporting. However, the material weakness identified in the fiscal quarter ended August 31, 2006 still exists as remediation of this material weakness cannot be fully achieved until further actions are completed by management with respect to each of the areas for improvement noted above. Management intends to complete the remediation of this material weakness as soon as possible.

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

In light of the material weakness in our internal control over financial reporting as of May 31, 2007, the Company has performed additional analyses and other post-closing procedures in an effort to ensure that our Condensed Consolidated Financial Statements included in this Report as of and for the year ended May 31, 2007 have been prepared in accordance with U.S. GAAP. We will continue to perform the additional analyses and other post-closing procedures to mitigate the risk of potential material misstatements of the Company’s financial statements in future periods.

Changes in Internal Control over Financial Reporting

As a result of the material weakness described above, we have implemented the following changes in our internal control in the most recently completed fiscal quarter:

•       Hired additional and permanent finance department leadership and personnel for our Internal Audit and Sarbanes-Oxley compliance functions with audit and controls expertise that have appropriate accounting backgrounds and understand U.S. GAAP reporting requirements.

•       Expanded the legacy Lawson financial controls and processes to the legacy Intentia financial reporting organization, including changes to the record keeping processes that support U.S. GAAP reporting requirements.

•       Reallocated responsibilities within the legacy Lawson St. Paul, Minnesota based Finance organization to properly address financial reporting and technical accounting matters encountered in International locations. These responsibilities will be allocated back to our international shared services centers as the teams are built and trained.

Part III

The information required by Items 10 through 13 is incorporated by reference from our definitive Proxy Statement pursuant to general instruction G (3), with the exception of the executive officers section of Item 10, which is included in Part I of this Form 10-K. We will file our definitive 2007 Proxy Statement pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 10.                 Directors and Executive Officers of the Registrant

The information concerning our officers required by this item is included in Part I hereof under the heading “Employees.” The information called for by Item 10, as to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated by reference in the 2007 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to that Proxy Statement under the headings “Item 1: Election of Directors” and “Audit Committee Report.”

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

Item 11.                 Executive Compensation

Information required under this item is contained in the sections entitled “Executive Compensation and other Information” and “Employment Agreements” in our 2007 Proxy Statement and is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this item is contained in the sections entitled “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Principal Stockholders, Directors and Management” in our 2007 Proxy Statement and is incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

Information required under this item is contained in the section entitled “Certain Transactions” in our 2007 Proxy Statement and is incorporated herein by reference.

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

3.     Exhibits.   The exhibits filed or incorporated by reference in response to Item 601 of Regulation S-K are listed in the Index to Exhibits.

Index to Financial Statements and Financial Statement Schedules (Item 15-(a1))

Index to Exhibits (Item 15(a3))

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3.2(1)	Bylaws of the Company.
4.1(1)	Form of Certificate of Common Stock of the Company.
4.2(2)	Rights Agreement dated July 28, 2004.
4.3(3)	First Amendment to the Rights Agreement dated June 2, 2005.
4.4(1)	Certificate of Designations of Series B Junior Participating Preferred Stock of the Company.
4.5(14)	Indenture between the Company and The Bank of New York, as trustee, dated as of April 23, 2007 (including Form of 2.50% Senior Convertible Note due 2012)
4.6(14)	Registration Rights Agreement between the Company and Lehman Brothers Inc. and Citigroup Global Markets Inc., dated as of April 23, 2007
4.7(5)	Registration Rights Agreement, dated February 23, 2001, between the Company and the stockholders, investors and founders named therein
10.1(5)	Amended and Restated 1996 Stock Incentive Plan
10.2(6)	Amended and Restated 2001 Stock Incentive Plan
10.3(8)	Form of Stock Option Agreement under 1996 or 2001 Stock Incentive Plan
10.4(8)	Form of Stock Option Agreement under 1996 or 2001 Stock Incentive Plan (with additional terms regarding acceleration of vesting)
10.5(1)	Form of Restricted Stock Unit Award Agreement under 1996 Stock Incentive Plan
10.6(7)	Form of Manifesto Stock Option Agreement under 2001 Stock Incentive Plan
10.7(3)	Notice of Amendment of “Out-Of-The-Money” Stock Options Held by Officers Subject to Section 16 of the Securities Exchange Act as of June 1, 2005
10.8(8)	2001 Employee Stock Purchase Plan (Amended and Restated as of October 26, 2006)
10.9(7)	Executive Change in Control Severance Pay Plan for Tier 1 Executives (Effective January 17, 2005)
10.10(3)	Employment Agreement dated June 2, 2005 between the Company and Harry Debes.
10.11(3)	Stock Option Agreement dated June 2, 2005 between the Company and Harry Debes.
10.12(3)	Restricted Stock Award Agreement dated June 2, 2005 between the Company and Harry Debes.
10.13(1)	Addendum to Employment Agreement with Harry Debes.
10.14(9)	Amendment to Option Agreement dated October 11, 2006 between the Company and Harry Debes, amending the Option Agreement dated June 2, 2005
10.15(16)	Employment Agreement dated October 5, 2006 between the Company and Robert A. Schriesheim
10.16(16)	Stock Option Agreement dated October 5, 2006 between the Company and Robert A. Schriesheim
10.17(10)	Separation and Non-compete Agreement and Mutual Release by and between the Company and Robert G. Barbieri
10.18(5)	Lease of real property located at 380 St. Peter St., St. Paul, MN 55102
10.19(4)	Modified Master Relationship Agreement and an OEM Software Agreement between the Company and International Business Machines Corporation.
10.20(11)	Value Added Reseller Agreement, effective January 29, 2004, between the Company and Micro Focus International Holdings LTD, Inc. and its Affiliates.
10.21(1)	Reseller Agreement between the Company and Business Objects S.A. (formerly Crystal Decisions, Inc).
10.22(1)	Amended and Restated Reseller Agreement between StreamServ, Inc. and Intentia International AB.

10.23(5)	Application Partner Agreement, dated December 31, 1996, between the Company and Arbor Software Corporation (n/k/a Hyperion Solutions Corporation), as amended to date
10.24(12)	Non-Exclusive India Reseller Agreement, dated April 27, 2007, between Lawson International AB and Symphony Service Corp. (India) Pvt Ltd.
10.25(13)	Consulting Agreement between the Company and Symphony Technology Group, LLC dated May 15, 2006.
10.26(1)	Master Offshoring Agreement dated May 5, 2005 between Intentia International AB and Symphony Service Corporation.
10.27(14)	Purchase Agreement among the Company, and Lehman Brothers Inc. and Citigroup Global Markets Inc., dated as of April 19, 2007
10.28(14)	Confirmation of Convertible Note Hedge Transaction, dated April 17, 2007
10.29(14)	Confirmation of Warrant Transaction, dated April 17, 2007
10.30(15)	Amendment No. 1 (adopted June 26, 2007) to the Lawson Software, Inc. Executive Change in Control Severance Pay Plan for Tier 1 Executives
12.1(17)	Statement of Computation of Ratio of Earnings to Fixed Charges.
21.1(17)	Subsidiaries of Lawson Software, Inc.
23.1(17)	Consent of PricewaterhouseCoopers LLP.
23.2(1)	Consent of Appraisal Firm.
24.1	Powers of Attorney (included on signature page).
31.1(17)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Harry Debes.
31.2(17)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Robert A. Schriesheim.
32.1(17)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act—Harry Debes.
32.2(17)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act—Robert A. Schriesheim

       (1) Incorporated by reference to the Form 10-K filed on August 29, 2006.

       (2) Incorporated by reference to the Form 8-A filed on July 28, 2004.

       (3) Incorporated by reference to the Form 8-K filed on June 7, 2005.

       (4) Incorporated by reference to the Form 10-Q filed on April 9, 2007.

       (5) Incorporated by reference to the predecessor’s Form S-1 Registration Statement (File No. 333-63394) filed on June 20, 2001.

       (6) Incorporated by reference to the predecessor’s Amendment No. 2 to the Form S-1 Registration Statement filed on October 26, 2001.

       (7) Incorporated by reference to the Form 8-K filed on January 19, 2005.

       (8) Incorporated by reference to the Form 10-Q filed on January 7, 2005.

       (9) Incorporated by reference to the Form 8-K filed on October 17, 2006.

(10) Incorporated by reference to the Form 8-K filed on July 31, 2006

(11) Incorporated by reference to the Form 10-Q filed on April 12, 2004.

(12) Incorporated by reference to the Form 8-K filed on May 3, 2007.

(13) Incorporated by reference to the Form 8-K filed on May 17, 2006.

(14) Incorporated by reference to the Form 8-K filed on April 23, 2007.

(15) Incorporated by reference to the Form 8-K filed on June 28, 2007.

(16) Incorporated by reference to the Form 10-Q filed on October 10, 2006.

(17) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAWSON SOFTWARE, INC.
By:	/s/ ROBERT A. SCHRIESHEIM
Robert A. Schriesheim
Executive Vice President and Chief Financial Officer (principal financial officer)

Dated: July 30, 2007

By:	/s/ STEFAN B. SCHULZ
Stefan B. Schulz
Senior Vice President and Global Controller (principal accounting officer)

Dated: July 30, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Harry Debes and Robert A. Schriesheim, and each of them, his true and lawful attorney-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, the following persons in the capacities and on the dates indicated have signed this Annual Report on Form 10-K.

Signature	Title	Date
/s/ H. RICHARD LAWSON	Director, Co-Chairman	July 30, 2007
H. Richard Lawson
/s/ ROMESH WADHWANI	Director, Co-Chairman	July 30, 2007
Romesh Wadhwani
/s/ HARRY DEBES	President and Chief Executive Officer and	July 30, 2007
Harry Debes	Director (principal executive officer)

/s/ STEVEN CHANG	Director	July 30, 2007
Steven Chang
/s/ DAVID R. HUBERS	Director	July 30, 2007
David R. Hubers
/s/ MICHAEL A. ROCCA	Director	July 30, 2007
Michael A. Rocca
/s/ PAUL WAHL	Director	July 30, 2007
Paul Wahl
/s/ PETER GYENES	Director	July 30, 2007
Peter Gyenes
/s/ ROBERT A. SCHRIESHEIM	Executive Vice President and Chief	July 30, 2007
Robert A. Schriesheim	Financial Officer and Director (principal
financial officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lawson Software, Inc.:

We have completed integrated audits of Lawson Software Inc.’s consolidated financial statements and of its internal control over financial reporting as of May 31, 2007 in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Lawson Software, Inc. and its subsidiaries at May 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2007.

Internal control over financial reporting

Also, we have audited management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that Lawson Software, Inc. did not maintain effective internal control over financial reporting as of May 31, 2007, because the Company did not maintain a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with U.S. GAAP, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management's assessment as of May 31, 2007.  There is lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with U.S. GAAP. This control deficiency resulted in adjustments, including audit adjustments in order for the Company to comply with U.S. GAAP related to the Company's adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS No. 123(R)). Additionally, this control deficiency could result in a material misstatement of the Company’s annual or interim financial statements that would not be prevented or detected on a timely basis.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that Lawson Software, Inc. did not maintain effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Lawson Software, Inc. has not maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota
July 29, 2007

LAWSON SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	May 31, 2007	May 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$473,963	$210,154
Restricted cash, current	555	—
Marketable securities	74,995	90,348
Trade accounts receivable, net	162,947	159,933
Income taxes receivable	5,183	4,577
Deferred income taxes—current	17,431	21,465
Prepaid expenses and other assets	28,196	28,085
Total current assets	763,270	514,562
Long-term marketable securities	4,878	6,079
Restricted cash, non-current	6,889	—
Property and equipment, net	30,879	26,189
Goodwill	483,060	454,550
Other intangible assets, net	133,456	154,695
Deferred income taxes—non-current	36,889	9,294
Other assets	19,786	5,283
Total assets	$1,479,107	$1,170,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt—current	$3,322	$3,475
Accounts payable	21,475	26,137
Accrued compensation and benefits	85,144	88,245
Income taxes payable	3,535	3,195
Deferred income taxes—current	4,605	4,221
Deferred revenue	247,587	146,206
Other accrued liabilities	72,986	74,882
Total current liabilities	438,654	346,361
Long-term debt—non-current	245,228	4,275
Deferred income taxes—non-current	12,558	9,039
Long-term deferred revenue	15,817	10,840
Other long-term liabilities	11,622	8,478
Total liabilities	723,879	378,993
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 750,000 shares authorized; 199,389 and 196,105 shares issued, respectively; 182,979 and 185,651 shares outstanding, at May 31, 2007 and May 31, 2006, respectively	1,994	1,961
Additional paid-in capital	822,740	800,168
Treasury stock, at cost; 16,410 and 10,454 shares at May 31, 2007 and May 31, 2006, respectively	(123,207)	(69,237)
Deferred stock-based compensation	—	(131)
Retained earnings	17,755	38,692
Accumulated other comprehensive income	35,946	20,206
Total stockholders’ equity	755,228	791,659
Total liabilities and stockholders’ equity	$1,479,107	$1,170,652

The accompanying notes are an integral part of the Consolidated Financial Statements.

LAWSON SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended May 31,
	2007	2006	2005
Revenues:
License fees	$105,861	$71,076	$57,743
Maintenance	291,657	188,155	170,723
Consulting	352,870	131,545	106,718
Total revenues	750,388	390,776	335,184
Cost of revenues:
Cost of license fees	26,530	13,344	9,961
Cost of maintenance	59,108	30,365	31,419
Cost of consulting	313,682	127,833	109,204
Total cost of revenues	399,320	171,542	150,584
Gross profit	351,068	219,234	184,600
Operating expenses:
Research and development	85,325	60,711	62,158
Sales and marketing	160,551	83,193	75,637
General and administrative	98,263	54,827	36,443
Restructuring (Note 3)	15,483	1,825	5,028
Amortization of acquired intangibles	10,089	2,122	1,545
Total operating expenses	369,711	202,678	180,811
Operating income (loss)	(18,643)	16,556	3,789
Other income:
Interest income	15,500	10,769	4,377
Interest expense	(4,134)	(53)	(49)
Other income, net	740	395	—
Total other income, net	12,106	11,111	4,328
Income (loss) before income taxes	(6,537)	27,667	8,117
Provision for income taxes	14,400	11,708	2,855
Net income (loss)	$(20,937)	$15,959	$5,262
Net income (loss) per share:
Basic	$(0.11)	$0.14	$0.05
Diluted	$(0.11)	$0.14	$0.05
Shares used in computing net income (loss) per share:
Basic	186,363	110,995	99,068
Diluted	186,363	115,350	104,623

The accompanying notes are an integral part of the Consolidated Financial Statements

LAWSON SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

							Accumulated
			Additional		Deferred		Other	Total
	Common		Paid-In		Stock-Based	Retained	Comprehensive	Stockholders’	Comprehensive
	Shares	Amount	Capital	Treasury Stock	Compensation	Earnings	Loss (Income)	Equity	(Loss) Income
Balance at May 31, 2004	98,346	$1,099	$327,715	$(65,555)	$(774)	$17,471	$2,930	$282,886	$9,756
Deferred stock-based compensation	—	—	(471)	—	472	—	—	1	—
Amortization of stock-based amortization	—	—	—	—	261	—	—	261	—
Exercise of stock options	3,055	25	4,807	1,661	—	—	—	6,493	—
Tax benefit from stockholder transactions	—	—	4,215	—	—	—	—	4,215	—
Employee stock purchase plan	667	—	2,400	1,546	—	—	—	3,946	—
Repurchase of common stock	(1,449)	—	—	(10,000)	—	—	—	(10,000)	—
Change in net unrealized gains/losses on investements, net of taxes	—	—	—	—	—	—	20	20	20
Translation adjustment	—	—	—	—	—	—	(29)	(29)	(29)
Net income	—	—	—	—	—	5,262	—	5,262	5,262
Balance at May 31, 2005	100,619	1,124	338,666	(72,348)	(41)	22,733	2,921	293,055	5,253
Issuance of common stock related to a business combination	80,124	801	443,088	—	—	—	—	443,889
Issuance of restricted stock	100	—	293	232	(525)	—	—	—
Amortization of stock-based compensation	—	—	—	—	435	—	—	435
Exercise of stock options and warrants	4,070	36	5,896	1,166	—	—	—	7,098
Stock-based compensation for former executive	—	—	6,368	—	—	—	—	6,368
Tax benefit from stockholder transactions	—	—	4,016	—	—	—	—	4,016
Employee stock purchase plan	738	—	1,841	1,713	—	—	—	3,554
Change in net unrealized gains/losses on investments, net of taxes	—	—	—	—	—	—	(31)	(31)	(31)
Translation adjustment	—	—	—	—	—	—	17,316	17,316	17,316
Net income	—	—	—	—	—	15,959	—	15,959	15,959
Balance at May 31, 2006	185,651	1,961	800,168	(69,237)	(131)	38,692	20,206	791,659	33,244
Issuance of Restricted Stock	(16)	—	—	(110)	—	—	—	(110)
Amortization of Stock based compensation	—	—	7,651	—	—	—	—	7,651
Reclassification of deferred stock-based compensation to Additional Paid-In Capital	—	—	(131)	—	131	—	—	—
Exercise of stock options and warrants	3,283	33	11,416	—	—	—	—	11,449
Tax benefit from stockholder transactions	—	—	3,123	—	—	—	—	3,123
Repurchase of common stock	(6,375)	—	—	(54,870)	—	—	—	(54,870)
Employee stock purchase plan	436	—	1,705	1,010	—	—	—	2,715
Sale of stock warrants	—	—	34,176	—	—	—	—	34,176
Purchase of call options	—	—	(57,696)	—	—	—	—	(57,696)
Tax benefit on purchase of call options			22,328					22,328
Change in net unrealized gains/losses on investments, net of taxes	—	—	—	—	—	—	27	27	27
Translation adjustment	—	—	—	—	—	—	15,713	15,713	15,713
Net (loss) income	—	—	—	—	—	(20,937)	—	(20,937)	(20,937)
Balance at May 31, 2007	182,979	$1,994	$822,740	$(123,207)	$—	$17,755	$35,946	$755,228	$(5,197)

The accompanying notes are an integral part of the Consolidated Financial Statements

LAWSON SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended May 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(20,937)	$15,959	$5,262
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest	—	(176)	—
Write-off intangible assets	—	268	—
Depreciation and amortization	39,502	16,231	16,065
Amortization of debt issuance costs	133
Deferred income taxes	8,076	(1,602)	(3,044)
Provision for doubtful accounts	3,501	(1,147)	1,141
Warranty provision	2,537	2,610	1,614
Loss on the disposal of assets	131	—	104
Excess tax benefit from stock transactions	(2,457)	—	—
Tax benefit from stockholder transactions for option activity	2,569	4,016	4,215
Stock-based compensation expense	7,652	6,803	262
Amortization of discounts on notes payable	—	13	88
Amortization of discounts (premiums) on marketable securities	(443)	(590)	145
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	14,084	10,208	21,188
Prepaid expenses and other assets	2,391	22,042	748
Accounts payable	(5,849)	(1,290)	(2,388)
Accrued and other liabilities	(32,111)	(6,560)	(4,371)
Income taxes payable/receivable	(5,457)	1,046	419
Deferred revenue	85,221	8,655	(8,550)
Net cash provided by operating activities	98,543	76,486	32,898
Cash flows from investing activities:
Cash received (paid) in conjunction with acquisitions, net of cash acquired	(3,575)	30,137	(3,654)
Change in restricted cash	(7,444)	—	—
Purchases of marketable securities	(195,162)	(157,126)	(536,717)
Maturities of marketable securities	211,709	107,801	590,562
Sale of marketable securities	500	337	35,755
Purchases of property and equipment	(17,516)	(4,907)	(3,724)
Net cash (used in) provided by investing activities	(11,488)	(23,758)	82,222
Cash flows from financing activities:
Principal payments on long-term debt	(1,778)	(43,185)	(1,358)
Cash proceeds from issuance of long-term debt	244,493	—	—
Payment for debt issuance costs	(6,289)	—	—
Cash proceeds from sale of stock warrants	34,176	—	—
Payment for call options	(57,697)	—	—
Payments on capital lease obligations	(1,828)	(112)	—
Cash proceeds from exercise of stock options	12,387	7,098	7,640
Excess tax benefit from stock transactions	2,457	—	—
Cash proceeds from employee stock purchase plan	2,715	3,554	3,946
Repurchase of common stock	(54,870)	—	(10,000)
Net cash (used in) provided by financing activities	173,766	(32,645)	228
Effect of exchange rate changes on cash and cash equivalents	2,988	2,327	—
Increase in cash and cash equivalents	263,809	22,410	115,348
Cash and cash equivalents at the beginning of the period	210,154	187,744	72,396
Cash and cash equivalents at the end of the period	$473,963	$210,154	$187,744
Supplemental disclosures:
Interest paid	$7,577	$19	$11
Income taxes paid (refunded), net	$12,412	$(9,482)	$(57)

The accompanying notes are an integral part of the consolidated financial statements.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.                 Business Description

The Company provides business application software, consulting and maintenance to customers primarily in the services sector, trade industries and manufacturing/distribution sectors specializing in a variety of specific markets within these sectors including healthcare, public services, retail, financial services, food and beverage, manufacturing and wholesale distribution. The Company’s software includes a variety of applications to help automate and integrate critical business processes, aiding in collaboration among its clients and their partners, suppliers and employees. Through the Company’s consulting services we primarily help our clients implement their Lawson applications and through our maintenance we provide product updates, on-going support and technical assistance to clients using our products.

2.                 Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and its branches and majority-owned subsidiaries operating in the United States of America, Europe and Asia. All significant intercompany accounts and transactions have been eliminated. The Company’s subsidiaries that are not majority-owned are accounted for under the equity method. The accompanying Consolidated Financial Statements for prior fiscal years contain reclassifications to conform prior year’s data to the current presentation. On the May 31, 2006 Consolidated Balance Sheet the reclassifications included $18.9 million of unbilled accounts receivable from the newly acquired Intentia to accounts receivable from prepaid and other assets, where Intentia had previously classified this balance, to conform to the current presentation of classifying unbilled accounts receivable in accounts receivable and a balance sheet reclassification of certain employee compensation liabilities to be included in the accrued compensation and benefits line item reclassified from other accrued liabilities. The reclassifications had no effect on previously reported net earnings or stockholders’ equity.

Fiscal Year

Our fiscal year is from June 1 to May 31. Unless otherwise stated, references to the years 2007 and 2006 relate to the fiscal years ended May 31, 2007 and 2006, respectively. References to future years also relate to our fiscal year ended May 31.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, marketable securities, trade accounts receivable and accounts payable for which the current carrying amounts approximate fair market value. The Company’s long-term debt is carried at cost. The estimated fair value of our 2.5% senior convertible notes, including current maturities, was $246.0 million as of May 31, 2007 based on quoted market prices. The remainder of our long-term debt has fair values that are not materially different from the carrying values.

Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company’s cash equivalents consist primarily of money market instruments and highly liquid securities of corporations the U.S. Government and Agencies and state and local municipalities. The carrying amount of cash equivalents approximates fair value due to the short maturity of these instruments.

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

Marketable Securities

The Company accounts for marketable securities in accordance with provisions of Statement of Financial Accounting Standards SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). SFAS 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all marketable securities held by the Company are classified as available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. If an unrealized loss for any investment is considered to be other-than-temporary, the loss will be recognized in the Consolidated Statements of Operations in the period the determination is made. The cost basis of securities sold is determined using the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. As of May 31, 2007, $75.0 million of total investments mature within one year and $4.9 million mature beyond one year and

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

within two years. Gross realized and unrealized gains and losses for the years ended May 31, 2007, 2006, and 2005 were not material.

As of May 31, 2007 and 2006, the Company’s debt and marketable securities were as follows (in thousands):

	May 31, 2007			May 31, 2006
		Aggregate	Net Unrealized		Aggregate	Net Unrealized
		Fair	Gains		Fair	Gains
	Cost	Value	(Losses)	Cost	Value	(Losses)
	in thousands
State and local municipalities debt	$18,080	$18,080	$—	$—	$—	$—
US Agency	7,749	7,745	(4)	38,267	38,471	204
Corporate debt	54,060	54,048	(12)	57,821	57,956	135
Total	$79,889	$79,873	$(16)	$96,088	$96,427	$339
Current	$74,995	$74,995	$—	$90,107	$90,348	$241
Non-current	$4,894	$4,878	$(16)	$5,981	$6,079	$98

Property and Equipment

Property and equipment includes equipment, office furniture and automobiles and is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line approach over the estimated useful lives of the assets, which generally range from one to seven years. Property and equipment also includes leasehold improvements which are stated at cost less accumulated amortization. Amortization is computed over the shorter of the economic life or the term of the underlying facility lease, which generally ranges from 3 to 16 years. Depreciation and amortization expense related to property, plant and equipment was $9.9 million, $5.8 million, and $7.3 million for the years ended May 31, 2007, 2006, and 2005, respectively.

Lease Obligations

The Company recognizes lease obligations with scheduled rent increases over the term of the lease on a straight-line basis in accordance with Financial Accounting Standards Board Technical Bulletin 85-3 Accounting for Operating Leases with Scheduled Rent Increases. Accordingly, the total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability. As of May 31, 2007 and 2006, the Company has deferred rent liabilities of $2.9 million and $3.0 million, respectively, all of which are classified in other long-term liabilities. The Company also recognizes capital lease obligations and records the underlying assets and liabilities in the Consolidated Balance Sheets. See Note 13 for disclosure of capital lease obligations.

Revenue Recognition

Revenue recognition rules for software businesses are very complex. We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded; however, certain judgments affect the application of our revenue recognition policy. Revenue results are difficult to predict, and any shortfall

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

in revenue or delay in recognizing revenue could cause our operating results to vary significantly from year to year.

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

We recognize revenue in accordance with the provisions of the AICPA SOP 97-2 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the AICPA, and in accordance with SAB 104. We license software under non-cancelable license agreements and provide related consulting services, including training, and implementation services, as well as on-going customer support and maintenance.

When our consulting, training and implementation services 1) are not considered essential to the functionality of our software products, 2) are sold separately and also 3) are available from a number of third-party service providers, our revenues from these services are generally recorded separately from license fees and recognized as the services are performed. License fees within software arrangements including services that do not meet any one or a combination of the three criteria listed above, are recognized in accordance with SOP 81-1, using contract accounting and the percentage-of-completion methodology based on labor hours input. Software arrangements which include certain fixed-fee service components are usually recognized as the services are performed while corresponding costs to provide these services are expensed as incurred. The amounts of revenue and related expenses reported in the Consolidated Financial Statements may vary, due to the amount of judgment required to address significant assumptions, risks and uncertainties in applying the application of the percentage-of-completion methodology. Our specific revenue recognition policies are as follows:

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

Deferred Debt Issuance Costs

Deferred debt issuance costs of $6.3 million are included in Other Assets, net of amortization, as of May 31, 2007. Deferred debt issuance costs are being amortized using the straight-line method over the estimated remaining maturity of the related convertible debt and are included in interest expense on the Consolidated Statement of Operations.

Sales Returns and Allowances

Although we do not generally provide a contractual right of return, in the course of arriving at practical business solutions to various warranty and other claims, we have allowed sales returns and allowances. We record a provision against revenue for estimated sales returns and allowances on licenses in the same period the related revenues are recorded or when current information indicates additional amounts are required. These estimates are based on historical experience determined by analysis of return activities, specifically identified customers and other known factors. If the historical data we utilize does not reflect future performance, then a change in the allowances would be necessary in the period such determination has been made affecting future results of operations.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Following is a roll forward of our product warranty reserve:

(in thousands)
Balance, May 31, 2004	$2,412
Provision	1,614
Write-offs	(2,291)
Recoveries	(25)
Translation adjustment	7
Balance, May 31, 2005	1,717
Acquired in business combination	—
Provision	2,610
Write-offs	(2,333)
Recoveries	(1)
Translation adjustment	(5)
Balance, May 31, 2006	1,988
Provision	2,537
Write-offs	(1,285)
Recoveries	—
Translation adjustment	(8)
Balance, May 31, 2007	$3,232

Research and Development

Expenditures for software research and development are expensed as incurred. These expenses consist primarily of salaries, employee benefits, related overhead costs, and consulting fees associated with product development, enhancements and upgrades for existing customers under maintenance and for new customers, testing, quality assurance, and documentation. Such costs are required to be expensed until the point that technological feasibility of the software is established. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and no significant development costs have been incurred during that period. Accordingly, the Company has not capitalized any internal software development costs to date. The Company’s software research and development costs primarily relate to software development during the period prior to technological feasibility and are charged to operations as incurred.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses of $12.4 million, $10.4 million, and $11.3 million were charged to sales and marketing expenses during the years ended May 31, 2007, 2006, and 2005, respectively.

Income Taxes

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

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Our judgments, assumptions, and estimates relative to the provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Although we believe that our estimates are reasonable, the final tax outcome of matters could be different from that which is reflected in our historical income tax provision and accruals. Such differences could have a material effect on the amounts provided in our Consolidated Balance Sheets and Consolidated Statements of Operations.

In conjunction with preparing the global tax provision, we must assess temporary differences resulting from the different treatment of specific items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. As part of this process, we must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment establish a valuation allowance, if required. Our determination of our valuation allowance is based upon a number of assumptions, judgments, and estimates, including historical operating results, forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, except as discussed below for pre-acquisition deferred tax assets that had a pre-acquisition valuation allowance, we reflect the change with a corresponding increase or decrease to our tax provision in our Consolidated Statements of Operations.

Under the provisions of SFAS 109 and related interpretations, future period reductions to the valuation allowance related to Intentia’s deferred tax assets that existed as of the date of the acquisition of Intentia are first credited against goodwill, then to the other identifiable assets existing at the date of acquisition, and then, once these assets have been reduced to zero, credited to the income tax provision. A non-cash provision will be credited against goodwill for the utilization of pre-acquisition net operating losses that had been fully reserved in purchase accounting.

In connection with our adoption of SFAS 123(R), we have elected the “long form” method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R), paragraph 81. Under the “long form” method, we determined the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of the employee stock-based compensation as if we had adopted the recognition provisions of SFAS 123 since its effective date of January 1, 1995. We also determined the subsequent impact on the APIC pool and Consolidated Statement of Cash Flows of the tax effect of employee stock-based compensation awards that were issued after our adoption of SFAS 123(R) and were outstanding at the adoption date.

When assessing whether a tax benefit relating to share-based compensation has been realized, we follow the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes.

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

The Company grants credit to clients in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of clients comprising the Company’s client base and their dispersion across different industries and geographic areas. No single client accounted for 10% or more of revenues for fiscal 2007, 2006 or 2005 or of trade accounts receivable at May 31, 2007 or 2006.

Contingent Liabilities

The Company from time to time may have unresolved regulatory, legal and tax matters, as discussed further in Note 13. The Company provides for contingent liabilities in accordance with SFAS 5. In accordance with SFAS 5, a loss contingency is charged to income when it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Disclosure in the Notes to the financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. The Company expenses all legal costs incurred to resolve regulatory, legal and tax matters as incurred.

Periodically, the Company reviews the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated as defined by SFAS 5, the Company reflects the estimated loss in its results of operations. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available at the time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the accompanying Consolidated Financial Statements. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on the Company’s results of operations and financial position.

Litigation Reserves

The establishment of litigation reserves requires judgments concerning the ultimate outcome of pending litigation against the Company and its subsidiaries. Reserves established in the normal course of business are based on the application of SFAS 5, which requires us to record a reserve if we believe an adverse outcome is probable and the amount of the probable loss is capable of reasonable estimation. Reserves established in purchase accounting are based on fair value under SFAS 141 so long as fair value can be determined, otherwise these are determined under SFAS 5. All reserves exclude legal costs which are treated as a period expense as incurred.

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

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended May 31, 2007 and 2006 are as follows (in thousands):

	May 31,
	2007	2006
	in thousands
Balance as of the beginning of the year	$454,550	$43,407
Goodwill acquired during the year	1,327	397,931
Goodwill adjusted during the year	7,727	—
Contingent consideration earned	—	184
Currency translation effect gain (loss)	19,456	13,028
Balance as of the end of the year	$483,060	$454,550

The $7.7 million of adjustments to goodwill relate to the acquisition of Intentia. This principally includes increases to goodwill of approximately $12.8 million for the preacquisition litigation reserve and a revision to our estimated additional purchase price settlement with former Intentia shareholders of $2.2 million. These increases were partially offset by reductions to reserves, the largest of which related to an adjustment of $10.2 million related to an intercompany transaction more fully described in Note 12 and to the restructuring reserve of $1.8 million. See Note 4 Business Combinations for more information.

The remaining adjustments to goodwill pertain to other purchase accounting true-ups that were recorded throughout the year.

Acquired intangible assets subject to amortization are as follows (in thousands):

	May 31, 2007			May 31, 2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Estimated
	Amounts	Amortization	Net	Amounts	Amortization	Net	useful lives
Maintenance contracts	$22,940	$11,822	$11,118	$22,940	$8,266	$14,674	Term
Technology	91,555	22,541	69,014	85,348	11,452	73,896	3-10 years
Client lists	10,765	5,937	4,828	10,634	4,736	5,898	4-10 years
Customer relationships	49,492	5,371	44,121	47,393	372	47,021	12 years
Trademarks	5,281	2,514	2,767	5,063	181	4,882	2 years
Order backlog	5,861	5,861	—	5,627	469	5,158	1 year
Non-compete agreements	3,834	2,226	1,608	3,518	352	3,166	5 years
	$189,728	$56,272	$133,456	$180,523	$25,828	$154,695

The company amortizes its intangible assets, using accelerated and straight-line methods which approximates the proportion of future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset. See Note 4 of Notes to Consolidated Financial Statements.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Amortization expense for the fiscal years ended May 31, 2007, 2006 and 2005 was $29.6 million, $10.4 million and $8.8 million, respectively. Amortization expense is reported in cost of revenues and amortization of acquired intangibles, in the accompanying Consolidated Statements of Operations.

The estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

2008	$28,031
2009	21,368
2010	18,076
2011	15,409
2012	12,263
Thereafter	38,309
$133,456

The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS 142. Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company operates as one reporting unit and therefore compares the carrying amount to the market value. Market value is determined utilizing our market capitalization plus a control premium. If the market value exceeds the carrying amount, goodwill is considered not impaired, thus the second step of the impairment test is not necessary. If the Company’s carrying amount exceeds the market value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed and the loss has been recognized. The Company completed the annual goodwill impairment assessment as of May 31, 2007 and 2006, upon which no impairment was recorded. As of May 31, 2007 and 2006, approximately $9.1 million and $21.5 million of the Company’s goodwill relates to acquisitions where the goodwill is expected to be deductible for tax purposes.

Stock-Based Compensation

Effective June 1, 2006, the Company adopted SFAS 123(R) which replaced SFAS 123 and superseded APB 25. Under SFAS 123(R), stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after June 1, 2006 and unvested awards outstanding at June 1, 2006. Compensation costs for unvested stock options and awards that are outstanding at June 1, 2006, will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS 123, using a straight-line

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

method. The Company elected the modified-prospective method of adopting SFAS 123(R), under which prior periods are not retroactively restated. Stock-based compensation expense for non-vested awards granted prior to the effective date is being recognized over the remaining service period using the fair value based compensation cost estimated for SFAS 123 pro forma disclosures.

SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model which requires the input of significant assumptions including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, the number of options that will ultimately be forfeited before completing vesting requirements and the risk-free interest rate. Changes in the assumptions can materially affect the estimate of fair value of equity-based compensation and, consequently, the related expense recognized. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. See Note 5 for a further discussion of stock-based compensation.

Foreign Currency Translation

All assets and liabilities of the Company’s foreign branches and subsidiaries are translated from local currencies to United States dollars at period end rates of exchange, while revenues and expenses are translated at the average exchange rate during the period. The functional currency for each of the Company’s foreign branches and subsidiaries is the respective local currency. Translation adjustments arising from the translation of net assets located outside of the United States into United States dollars are recorded as a separate component of stockholders’ equity. The amounts included in the Consolidated Statements of Operations related to foreign currency transactions for the years ended May 31, 2007, 2006, and 2005 were a net gain of $0.9 million, a net gain of $0.7 million, and a net gain of $0.1 million, respectively.

Derivatives

We account for derivative instruments, consisting of foreign currency forward contracts, pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended. SFAS 133 requires that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value. We employ derivative financial instruments to offset recognized non-functional currency transaction exposures. All foreign currency forward contracts generally are short term in nature and mature within 90 days or less. Gains and losses resulting from changes in the fair value of our derivative portfolio are recorded in each accounting period. These gains and losses largely offset gains and losses from non-functional currency balance sheet exposures previously recognized and are recorded as an offset to such gains and losses in other income in the Consolidated Statement of Operations. We do not use derivative instruments for trading purposes and do not employ hedge accounting. All outstanding foreign currency forward contracts are marked to market at the end of the period with unrealized gains and losses included in the Condensed Consolidated Statements of Operations. As of May 31, 2007, the net fair value of our derivatives was $0.6 million, and is included in prepaid expenses and other assets.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Comprehensive Income (Loss)

Comprehensive income (loss) as defined by SFAS No. 130, Reporting Comprehensive Income (SFAS 130), includes net income and items defined as other comprehensive income (loss). SFAS 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, be separately classified in the financial statements. The foreign currency translation adjustment for fiscal 2007 reflects the acquisition of Intentia. Such items are reported in the Consolidated Statements of Stockholders’ Equity as comprehensive income (loss).

The following table summarizes the components of accumulated other comprehensive income, net of income taxes (in thousands):

	Year ended May 31,
	2007	2006	2005
	in thousands
Net income (loss)	$(20,937)	$15,959	$5,262
Unrealized gain (loss) on available-for-sale investments, net of taxes (benefit) of $14, $(20) and $13	27	(31)	20
Foreign currency translation adjustment	15,713	17,316	(29)
Other comprehensive income (loss)	15,740	17,285	(9)
Compreshensive income (loss)	$(5,197)	$33,244	$5,253

Total accumulated other comprehensive income and its components at May 31, 2007 and 2006 are as follows (in thousands):

	May 31,
	2007	2006
	in thousands
Foreign currency translation adjustment	$35,958	$20,245
Unrealized gain (loss) on available-for-sale investments	(12)	(39)
Accumulated other comprehensive income	$35,946	$20,206

Per Share Data

Net income (loss) per share is computed under the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed using net income (loss) and the weighted average number of common shares outstanding. Diluted earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and warrants and the vesting of restricted stock units.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended May 31,
	2007	2006	2005
Basic earnings per share computation:
Net (loss) income	$(20,937)	$15,959	$5,262
Weighted average common shares—basic	186,363	110,995	99,068
Basic net (loss) income per share	$(0.11)	$0.14	$0.05
Diluted earnings per share computation:
Net (loss) income	$(20,937)	$15,959	$5,262
Shares calculation:
Weighted average common shares	186,363	110,995	99,068
Effect of dilutive stock options	—	4,234	5,338
Effect of restricted stock	—	100	—
Effect of dilutive warrants	—	21	217
Weighted average common shares—diluted	186,363	115,350	104,623
Diluted net (loss) income per share	$(0.11)	$0.14	$0.05

Potential dilutive shares of common stock related to stock options and warrants that were excluded from the diluted net income per share computations were 33.3 million, 1.9 million and 5.6 million for the years ended May 31, 2007, 2006 and 2005, respectively. Certain potential dilutive shares of common stock were excluded from the diluted earnings per share computation because their exercise prices were greater than the average market price of the common shares during the period and were therefore not dilutive. In addition, for 2007 all potential dilutive shares of common stock were excluded due to the net loss for the year. The potential dilutive shares also increased from 2006 to 2007 as a result of the warrants sold in connection with the issuance of the convertible notes (see Note 7).

The 2.5% senior convertible notes are convertible, at the holder’s option, into cash and, if applicable, shares of common stock based on an initial conversion rate of 83.2293 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $12.02 (which reflects a 35% conversion premium based on the closing sale price of $8.90 per share of common stock on the Nasdaq Global Select Market on April 17, 2007). The conversion rate may be adjusted from time to time in certain instances. The notes are convertible only under the following certain circumstances:

(1)   based on the price of the Company’s common stock;

(2)   at any time on or after January 15, 2012;

(3)   upon specified distributions to holders of common stock or specified corporate transactions; and

(4)   upon satisfaction of a trading price condition.

The notes are not currently dilutive to earnings per share as they are only dilutive when the common stock price exceeds the conversion price.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

We use the treasury stock method to calculate the weighted-average shares used in the diluted earnings per share computation. Under the treasury stock method, the assumed proceeds calculation includes: (a) the actual proceeds to be received from the employee upon exercise, (b) the average unrecognized compensation cost during the period and (c) any tax benefits that will be credited upon exercise to additional paid-in capital. We determine whether our windfall pool of available excess tax benefits is sufficient to absorb the shortfall. If so, the effect of the hypothetical deferred tax asset write-off reduces the assumed proceeds in the treasury stock calculation. If there is no pool of available excess tax benefits, or if the amount of the pool is insufficient to absorb the entire hypothetical deficient tax deduction, the amount of the deficiency that is charged to income tax expense is not considered to be a reduction of the assumed proceeds. Currently, we have determined that we have sufficient windfall pool available.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (SFAS 159), which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. The Company is currently evaluating the potential impact of adopting SFAS 159 has on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158). SFAS 158 amends SFAS 87, Employers’ Accounting for Pension (SFAS 87), SFAS 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Benefits and for Termination Benefits (SFAS 88), and SFAS 132R, Employers’ Disclosures about Pensions and Other Postretirement Benefits. Effective for fiscal years ending after December 15, 2006, SFAS 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans. The impact of adoption will be recorded as an adjustment of other accumulated comprehensive income. Subsequent changes in funded status will be recognized as a component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost pursuant to SFAS 87 or SFAS 88. Prior to the acquisition of Intentia, the Company did not maintain any plans subject to SFAS 87 or SFAS 158. The Intentia plans are immaterial and therefore, SFAS 158 did not have an impact on the results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the expected impact of the provisions of SFAS 157 on its results of operations and its financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No, 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006 and the Company has complied as of fiscal 2007. The implementation did not have a material affect on the results of operations or financial condition.

In July 2006, the FASB issued FIN 48. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file a tax return in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48, these will be accounted for as an adjustment to retained earnings. Lawson has substantially completed its analysis and does not expect the cumulative effect of the adoption to be material.

3.   Restructuring

The following table sets forth the reserve activity for the fiscal year, related to each of the restructuring plans and the remaining balances, which are included in accrued compensation and benefits in the Consolidated Balance Sheet as of May 31, 2007 (in thousands):

			Fiscal 2006		Fiscal
		Fiscal		legacy	2005
	Total	2007	Intentia	Lawson	Phase I & II
	in thousands
Balance, May 31, 2006	$30,771	$—	$29,480	$1,189	$102
Provision for restructuring	15,416	11,866	—	3,550	—
Cash payments	(19,958)	(1,392)	(16,472)	(1,904)	(190)
Adjustments to provision	(1,935)	—	(1,751)	(272)	88
Balance, May 31, 2007	$24,294	$10,474	$11,257	$2,563	$—

Fiscal 2007 Restructuring

On February 28, 2007, the Company’s management completed a roadmap for optimizing the Company’s productivity by enhancing global sourcing capabilities and resources. This roadmap calls for the rebalancing of the Company’s resources between various locations primarily in the United States, Europe and the Company’s global support center in the Philippines. Management envisions the reduction of approximately 350 employees primarily in the Company’s U.S. and European operations over the course of the next four quarters ending May 31, 2008. This reduction will include employees working in all areas of the Company, predominantly in consulting and research and development. In conjunction with this roadmap and in accordance with SFAS 112, the Company recorded a charge of $11.9 million. As management takes actions in pursuing these goals, additional charges related to this roadmap which are not in the scope of SFAS 112 may be recorded in future periods, but the timing and extent of these charges are not currently determinable. For the fiscal year ended May 31, 2007, $1.4 million of cash severance payments were made, which resulted in a balance of $10.5 million remaining as of May 31, 2007. The Company expects cash payments to be made through November 30, 2008.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Fiscal 2006 Restructuring

On April 26, 2006, in conjunction with the acquisition of Intentia, the Company approved a plan designed to eliminate employee redundancies and exit or reduce leased facilities in both legacy Lawson and Intentia.

Fiscal 2006 Legacy Lawson.   The plan for legacy Lawson includes the reduction of approximately 60 employees in the United States and United Kingdom and the exit or reduction in space for leases in certain facilities. The reduction of employees include employees who work in operations, marketing, sales, research and development, maintenance and consulting. As of May 31, 2006 the Company had a reserve of $1.2 million for severance and related benefits recorded and no reserve recorded for the exit of leased facilities. For the fiscal year ended May 31, 2007, there was no change to severance and related benefits and $3.3 million of additional costs to exit leased facilities were recorded. For the fiscal year ended May 31, 2007, $1.2 million of cash payments were made for severance and related benefits and $0.7 million of cash payments were made for the exit of leased facilities. This resulted in an ending balance as of May 31, 2007 for both severance and related benefits and the reserve for the exit or reduction of leased facilities of $2.6 million. The company expects cash payments for severance and related benefits to be made through the first quarter of fiscal 2008 and cash payments for the exit of leased facilities to be made up to approximately two years subsequent to the end of fiscal 2007.

Fiscal 2006 Intentia.   The plan for Intentia includes the reduction of approximately 125 employees in the EMEA and APAC regions and the exit or reduction in space for leases in certain facilities. The reduction of employees include employees who work in all functional areas of the Company. As of May 31, 2006 the Company had a reserve of $12.7 million for severance and related benefits recorded and $16.8 million of reserve recorded for the exit of leased facilities for a total reserve of $29.5 million. For the fiscal year ended May 31, 2007, $9.5 million of cash payments were made for severance and related benefits and $6.9 million of cash payments were made for the exit of leased facilities. In fiscal 2007, the accrual for severance and related benefits decreased $2.1 million as a result of a change to the plan and the accrual for the lease exit costs increased $0.3 million. These changes were not reflected in the Consolidated Statements of Operations but instead were reflected as adjustments to goodwill. This resulted in an ending balance as of May 31, 2007 for both severance and related benefits and the reserve for the exit or reduction of leased facilities of $11.3 million. The company expects cash payments for the exit of leased facilities to be made up to approximately two years subsequent to the end of fiscal 2007.

Fiscal 2005 Restructuring

On September 28, 2004, the Company approved a plan designed to enhance the Company’s operating effectiveness and profitability. Under the restructuring plan (Phase I), the Company streamlined structure, consolidated leadership and reduced long-term costs to realign projected expenses with anticipated revenue levels. The plan included the reduction of 107 employees in fiscal 2005 in the United States and the United Kingdom, which resulted in a charge for severance and related benefits of $2.9 million. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and consulting. All of the employee reductions and related cash payments were completed as of May 31, 2007. The cash payments during the fiscal year ended May 31, 2007 were not material.

On November 30, 2004, the Company also accrued for a restructuring plan (Phase II) that included initiatives to further reduce costs and realign projected expenses with anticipated revenue levels. It

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

included a reduction of 68 employees in the United States and the United Kingdom, and because the Company was able to determine probability at the end of the second quarter of fiscal 2005, the restructuring resulted in a charge of approximately $2.2 million, net of a reversal of $0.3 million subsequent to the initial charge for severance and related benefits. The reduction included employees who worked in sales, research and development and consulting. All of the employee reductions and related cash payments were completed as of May 31, 2007. The Company made cash payments of $0.1 million for the fiscal year ended May 31, 2007 for Phase II.

4.   Business Combinations

Intentia International AB

On April 25, 2006, the Company completed the acquisition of Intentia. The Company believes that the combination provides opportunities to leverage sales channels and to sell expanded product lines across the combined business’ customer base. The acquisition was accomplished through Lawson’s offer to exchange Intentia’s shares and warrants for newly issued shares of Lawson common stock. The results of operations of Intentia are included in the statement of operations of the Company from the date of the acquisition.

The total purchase price was $460.9 million, which consisted of $443.9 million for the fair value of common stock issued in exchange for shares and warrants in Intentia, $7.2 million for the cash purchase of the remaining common stock of Intentia (see Note 6), and $9.8 million in cash for transaction costs. In allocating the purchase price based on estimated fair values, the Company recorded approximately $419.3 million of goodwill, $128.5 million of identifiable intangible assets and $80.2 million of deferred revenue. These amounts and the net liabilities assumed of $45.4 million as well as cash acquired of $38.7 million equal the total purchase price of $460.9 million.

Value of common stock issued in exchange for shares and warrants in Intentia: 80,124,336 shares at $5.54 per share	$443,889
Cash purchase of shares not tendered	7,201
Transaction costs (net of tax benefits of $2,559)	9,799
Total preliminary purchase price	$460,889

Since our acquisition of Intentia in April 2006, the Company has been accumulating information regarding Intentia customer claims and disputes that arose in Europe and APAC several months or years before the acquisition. This has been a time consuming process because the former Intentia managed most of these claims and disputes at the local county level. The initial purchase accounting accrual estimates previously recorded for these claims and disputes were disclosed as preliminary in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006 and in subsequent Quarterly reports on Form10-Q. After completing a thorough assessment of these claims and disputes, we obtained sufficient information for purposes of adjusting the preliminary estimates of fair value for these claims and disputes. In the fourth quarter, management engaged a third-party valuation firm to verify this reserve. The Company finalized these estimates in the fourth fiscal quarter of 2007 upon receipt of the independent third-party valuation. These reserves are recorded at present value and are expected to be consumed through a combination of cash payments, write-off of receivables and free services over the next 12 to 24 months. During the year

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

ended May 31, 2007 and 2006, the Company recorded reserves of approximately $12.8 million and $15.9 million, respectively with associated increases to goodwill. Since the reserves are recorded at present value, approximately $1.7 million of interest expense was recorded in fiscal 2007.

Rollforward of litigation reserve:

(in thousands)
Balance, May 31, 2005	—
Acquired reserve	15,946
Settlements	(113)
Translation adjustment	488
Balance, May 31, 2006	16,321
Additional reserve	12,844
Settlements	(12,694)
Interest	1,668
Translation adjustment	157
Balance, May 31, 2007	$18,296

Restructuring Activities.   In conjunction with the acquisition, the Company approved a plan designed to eliminate employee redundancies and terminate certain lease agreements. The plan for reduction of Intentia employees and exit of Intentia leased facilities was included as part of the purchase price as of the acquisition date. See Note 3 for further discussion of this reserve.

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

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The following table summarizes the pro forma financial information of combined Lawson and Intentia (in thousands, except per share data).

	Fiscal Year Ended May 31,
	2006	2005
Total revenues	$874,203	$795,968
Net income (loss)	$49,607	$(23,363)
Net income (loss) per share—basic	$0.26	$(0.13)
Net income (loss) per share—diluted	$0.25	$(0.13)

Competency Assessment Solutions

On July 20, 2006, the Company acquired all of the outstanding equity of Competency Assessment Solutions (CAS) for $2.0 million in cash. The acquisition was completed to augment the Company’s human capital management solutions. A final contingent payment of $0.3 million in cash was made on December 4, 2006. In the allocation of the excess purchase price over the fair value of assets acquired $1.3 million was allocated to goodwill and $1.3 million was allocated to amortizable intangible assets which included acquired technology and a non-compete agreement. These amounts and the net liabilities assumed of $0.3 million equal the total purchase price of $2.3 million. The financial results of CAS are included in the Company’s Consolidated Statements of Operations from the date of acquisition. Pro forma information is not presented as it is not material to the Company’s Consolidated Statements of Operations for the fiscal year ended May 31, 2007.

Sigma

On December 14, 2006, the Company and Sigma entered into a purchase agreement whereby the Company acquired from Sigma for approximately $1.0 million in cash, $0.3 million of assumed liabilities and a contingent additional payment of up to $0.6 million, Sigma’s business pertaining to the maintenance and servicing of the Company’s Lawson S3 products. The acquisition was completed to augment sales of S3 products in the Nordic region. The allocation of the purchase price of $1.3 million along with transaction costs of $0.1million was allocated accordingly: $1.3 million to existing technology, to be amortized over a five year period, and $0.1 million to a non-compete agreement, to be amortized over a three year period. The financial results for Sigma are included in the Consolidated Statements of Operations from the date of acquisition. Pro forma information is not presented as it is not material to the Consolidated Statements of Operations for the fiscal year ended May 31, 2007.

5.   Stock-based Compensation

On June 1, 2006, the Company adopted the provisions of SFAS 123(R) which replaced SFAS 123 and superseded APB 25. Under SFAS 123(R) stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after June 1, 2006 and unvested awards outstanding at June 1, 2006. Compensation costs for unvested stock options and awards that are outstanding at June 1, 2006, will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS 123(R), using a straight-line method. The Company elected the modified-prospective method of adopting SFAS 123(R), under which prior periods are not retroactively restated. Stock-based compensation expense for

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

non-vested awards granted prior to the effective date is being recognized over the remaining service period using the fair value based compensation cost estimated for SFAS 123 pro forma disclosures. Total stock-based compensation expense included in the Consolidated Statements of Operations for the fiscal year ended May 31, 2007, is $7.7 million, or $4.9 million net of tax. This had an impact of $0.03 on the Company’s earnings per share for the fiscal year ended May 31, 2007. For the fiscal year ended May 31, 2006, prior to the adoption of SFAS 123(R), the Company recognized $6.6 million, or $4.2 million of after tax stock-based employee compensation expense, that included a $6.3 million, or $3.8 million non-cash after tax charge resulting from the negotiated separation agreement with its former president and Chief Executive Officer (CEO).

Stock Options

The Company’s 1996 Stock Incentive Plan provides for the granting of non-qualified stock options, restricted stock units, performance awards and other stock-based awards. There were 27.7 million shares of the Company’s common stock reserved for issuance under the plan. Under the 1996 Stock Incentive Plan, as of May 31, 2007, there were outstanding awards for the issuance of 9,008,183 shares of common stock and 174,904 shares of common stock available for future awards granted under that plan. The Company’s 2001 Stock Incentive Plan provides for the granting of incentive stock options, non-qualified stock options, or restricted stock. There were 35 million shares of the Company’s common stock reserved for issuance under the plan. Under the 2001 Stock Incentive Plan, as of May 31, 2007, there were outstanding awards for the issuance of 3,454,574 shares of common stock and 29,076,122 shares of common stock available for future awards granted under that plan. Generally, stock options granted to employees vest over a four-year to six-year period subject to acceleration under certain events and expire seven to ten years after the date of grant. The Company determines the exercise price based on the closing market price at the time of grant. Newly issued shares are used in settlement of stock option exercises.

Amendments to Stock Option Agreements

Effective on June 1, 2005, the Company amended the stock options held by each of its non-employee directors to: (1) fully vest and eliminate the Company’s call right to purchase shares issued after exercise and (2) allow those options to be exercised until the earlier of two years after resignation as a director or ten years after the date of grant. This change resulted in recognizing $0.1 million in compensation expense for the year ended May 31, 2006 due to the fact that these options were “in-the-money” at the time they were modified. There was no impact to the Consolidated Statement of Operations for the fiscal year ended May 31, 2007 as a result of this amendment.

Effective on June 1, 2005, the Company amended the stock options that had an exercise price per share greater than or equal to $5.95 (the closing price on Nasdaq on June 1, 2005) and that were held by each officer who is currently subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, to allow that officer to exercise the options that are unexercised and vested as of that officer’s employment termination date until the earlier of two years after termination employment or ten years after the date of grant. Stock options previously granted to any Section 16 reporting person with an exercise price per share less than $5.95 were not amended. This amendment had no impact to the Consolidated Statement of Operations for the fiscal year ended May 31, 2007. Under APB 25, there was no charge required in the Consolidated Statement of Operations. In the pro forma calculation, there was a charge of $0.1 million, net of tax, for the fiscal year ended May 31, 2006.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Effective June 2, 2005, as part of the separation agreement with its former CEO, the Company amended the stock options compensation such that the outstanding stock options held by the former CEO that had an exercise price greater than the closing price for shares of the Company’s common stock on June 1, 2005, were amended to cease vesting after termination of full-time employment and extend the exercise period to two years from the end of full-time employment. This change resulted in compensation expense for the fiscal year ended May 31, 2006 of $6.3 million, or $3.8 million net of tax. There was no impact to the Company’s Statement of Operations for the fiscal year ended May 31, 2007 as a result of this amendment. As these options were 100% vested, under the fair value based method, the Company recognized $0.4 million, net of tax, relating to the incremental value on the modified options as compared to the options before modification in the pro forma calculation for the fiscal year ended May 31, 2006.

Effective October 11, 2006, the Company amended the stock option agreement entered into with the Company’s CEO on June 2, 2005 pertaining to the grant on June 2, 2005 of non-qualified stock options for the purchase of 2.5 million shares of the Company’s common stock. Under the terms of the amendment, on October 11, 2006 the stock option agreement was modified so that the vesting of those stock options accelerate 100%: (1) if the CEO is terminated without cause or resigns for good reason (as defined in the stock option agreement) within two years of a change in control of the Company (as defined in the stock option agreement), (2) if the stock options were terminated as part of a change in control of the Company, or (3) upon the CEO’s death, disability or retirement (as defined in the stock option agreement). The Compensation Committee approved this amendment so that the conditions for acceleration of vesting for the CEO’s stock options would be the same as the stock options granted to the Company’s new Chief Financial Officer on October 5, 2006 and the stock options previously granted to other executive officers. Because the nature of this amendment does not change the assumptions used under SFAS 123(R) when estimating the value of these stock options before and after the amendment, there is no additional expense under SFAS 123(R) and thus there was no impact to the Consolidated Statement of Operations for the fiscal year ended May 31, 2007.

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

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes model (fair value of options granted are in thousands):

	2007	2006	2005
Fair value of options granted	$9,589	$14,244	$7,686
Weighted average per option fair value	$3.51	$3.58	$3.17
Assumptions used for option grants:
Expected life (years)	4.7	5.4	5.0
Risk-free interest rate	4.7%	4.4%	3.6%
Volatility	49.4%	52.0%	56.0%
Dividend yield	—	—	—
Forfeiture rate	6.1%	N/A	N/A

(a)           Expected life:   Prior to June 1, 2006, the Company calculated expected life based on historical observations. After adoption of SFAS 123(R), the Company calculates expected life based on historical observations, taking into account the contractual life of the option and expected time to post-vesting forfeiture and exercise.

(b)          Risk-free interest rate:   The rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity that correlates to the expected life of the options. For fiscal 2007 the range was 4.39% to 5.03%. The interest rate range for fiscal 2006 was 3.53% to 4.87%.

(c)           Volatility:   The Company is using a combination of historical and implied volatility (blended method) to calculate the volatility. In the Black-Scholes model, volatility is calculated over the options expected term. Currently the Company’s historical volatility calculation uses a look back period equal to the estimated life of the grant and for grants with estimated lives of five years or more the Company uses a look back period up to and including the Company’s IPO period which is approximately five years.

(d)          Dividend yield:   The Company does not expect to issue dividends for the foreseeable future.

(e)           Forfeiture rate:   The pre-vesting forfeiture rate is calculated based on historical actual forfeitures of options compared to grants and the rate used in fiscal 2007 was 6.1%.

Stock-Based Compensation Expense

SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes option-pricing model which requires the input of significant assumptions including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately be forfeited before completing vesting requirements. Changes in the assumptions can materially affect the estimate of fair value of equity-based compensation and, consequently, the related expense recognized. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite vesting period in the Company’s Consolidated Statements of Operations. Prior to adopting SFAS 123(R), the Company elected the option of disclosure only under SFAS 123. In its disclosures, the Company has historically used the Black-Scholes option pricing model to determine the fair value of its

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

share based compensation arrangements. Upon the adoption of SFAS 123(R), the Company continued to utilize the Black-Scholes model and adopted the modified-prospective method.

The amount of stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the year ended May 31, 2007, included compensation expense for stock-based payment awards granted on or prior to June 1, 2006, but not yet vested as of that date. Prior to June 1, 2006, the Company accounted for these awards in accordance with the provisions of APB 25. Stock-based employee compensation cost was recognized using the fair value based method for all new awards granted after June 1, 2006. Compensation costs for unvested stock options and awards that are outstanding at June 1, 2006 will be recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under the pro forma disclosures under SFAS 123. Because stock-based compensation expense recognized in the Company’s Consolidated Statements of Operations for the fiscal year ended May 31, 2007, is based on awards ultimately expected to vest, the expense was reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grants and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Changes to forfeiture rates are accounted for as a cumulative effect of change in the period of change. In the Company’s pro forma information required under SFAS 123, the Company accounted for forfeitures by applying a 6.1% forfeiture rate to the estimated expense.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options and settlement of restricted stock awards as operating cash inflows in the Consolidated Statements of Cash Flows in accordance with the provisions of the Emerging Issues Task Force (EITF) No. 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options and stock awards to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. Although total cash flows under SFAS 123(R) remain unchanged from what would have been reported under prior accounting standards, net operating cash flows are reduced and net financing cash flows are increased due to the adoption of SFAS 123(R). This amount is shown as “Excess tax benefit from stock transactions” in the Company’s Consolidated Statements of Cash Flows.

The following table presents the Consolidated Statements of Operations classification of pre-tax stock-based compensation expense, for options and restricted stock awards and ESPP, recognized for the fiscal years ended May 31, 2007, 2006 and 2005 (in thousands):

	Year ended May 31,
	2007	2006	2005
Cost of revenues	$1,011	$2	$15
Research and development	635	8	47
Sales and marketing	1,509	14	87
General and administrative	4,497	6,779	113
Stock-based compensation expense before income taxes	$7,652	$6,803	$262
Income tax benefit	(2,961)	(2,639)	(103)
Total stock-based compensation expense after income taxes	$4,691	$4,164	$159

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

EPS was reduced by $0.03 per share in fiscal 2007 as a result of applying the provisions of FAS 123(R).

The following table illustrates the effect on net income and net income per share for the fiscal years ended May 31, 2006 and 2005, if the Company had applied the fair value recognition provisions of SFAS 123 to its stock-based employee compensation (in thousands, except per share data):

	Year Ended May 31,
	2006	2005
Net income
As reported	$15,959	$5,262
Add: Stock-based employee compensation expense included in reported net income, net of taxes	4,164	159
Deduct: Total stock-based compensation expense determined under fair value based method for all rewards, net of tax	(6,102)	(6,768)
Pro forma net income	$14,021	$(1,347)
Net income per share:
Basic:
As reported	$0.14	$0.05
Pro forma	$0.13	$(0.01)
Diluted:
As reported	$0.14	$0.05
Pro forma	$0.12	$(0.01)

Tax Impacts of Stock-Based Compensation

On November 10, 2005, the FASB issued FASB Staff Position (FSP) No. FAS 123(R)-3 Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (FSP 123(R)-3). FSP 123(R)-3 provides an alternative method of calculating the excess tax benefits available to absorb tax deficiencies recognized after the adoption of SFAS 123(R). The calculation of excess tax benefits reported as an operating cash outflow and a financing inflow in the Company’s Consolidated Statements of Cash Flows allowed by FSP 123(R)-3 differs from that allowed by SFAS 123(R). The Company had until May 31, 2007 to make a one-time election to adopt the transition method described in FSP 123(R)-3. The Company did not make the one-time election, but used the long-form method of calculating the excess tax benefits available to absorb tax deficiencies recognized after the adoption of SFAS 123(R). For the fiscal year ended May 31, 2007, there were excess tax benefits from stock transactions of $2.5 million, which are classified as a financing cash inflow per the requirements of FSP 123(R)-3. Prior to the adoption of SFAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options and settlement of restricted stock awards as operating cash flows in the Consolidated Statements of Cash Flows. As such, excess tax benefits from stock transactions of $4.4 million for the fiscal year ended May 31, 2006, are classified as operating cash inflows.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Stock Options

The following table summarizes employee stock option activity for the years ended May 31, 2005, 2006 and 2007 (in thousands except per share data):

			Weighted
		Range of	Average
	Options	Exercise	Exercise
	Outstanding	Prices	Price
Outstanding, May 31, 2004	19,409	$0.54-$16.26	$3.77
Expired/Forfeited/Canceled	(1,782)	$2.25-$16.26	$6.54
Granted at fair market value	2,574	$5.72-$ 9.77	$6.17
Exercised	(3,229)	$0.54-$ 6.49	$2.37
Outstanding, May 31, 2005	16,972	$0.54-$14.00	$4.11
Expired/Forfeited/Canceled	(1,815)	$2.25-$14.00	$6.62
Granted at fair market value(1)	4,270	$5.15-$ 7.95	$6.59
Exercised	(4,755)	$0.54-$ 7.20	$2.76
Outstanding, May 31, 2006	14,672	$1.23-$14.00	$4.96
Expired/Forfeited/Canceled	(1,612)	$2.25-$14.00	$7.20
Granted at fair market value	2,745	$6.66-$ 8.86	$7.44
Exercised	(3,342)	$1.24-$ 8.10	$3.64
Outstanding, May 31, 2007	12,463		$5.57

(1)          1.2 million stock options were granted to employees as a result of the acquisition of Intentia.

Stock options exercisable at May 31, 2007, 2006 and 2005 were 7.4 million, 8.9 million and 12.1 million, respectively.

As of May 31, 2007, there was $15.5 million of unrecognized compensation expense related to outstanding stock options that is expected to be recognized over a period of 3.25 years.

A summary of stock options as of May 31, 2007, is as follows (in thousands except per share data):

		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
	Number	Remaining	Average	Number	Remaining	Average
	of Shares	Contractual	Exercise	of Shares	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life (Yrs)	Price	Vested	Life (Yrs)	Price
$ 1.23-$ 1.87	12	1.17	$1.87	12	1.17	$1.87
$ 2.25-$ 2.32	2,320	2.74	$2.26	2,320	2.74	$2.26
$ 2.97	793	4.00	$2.97	793	4.00	$2.97
$ 3.99-$ 7.19	5,672	7.31	$5.95	3,149	6.60	$5.79
$ 7.20-$ 9.77	3,649	7.72	$7.63	1,115	6.53	$7.53
$14.00	17	4.29	$14.00	17	4.29	$14.00
$ 1.23-$14.00	12,463	6.36	$5.57	7,406	5.09	$4.65

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the fiscal year ended May 31, 2007, 2006 and 2005 was $12.3 million, $20.7 million and $10.8 million. The total fair value of shares vested

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

during the years ended May 31, 2007, 2006 and 2005 was $5.4 million, $4.1 million and $11.3 million, respectively. Cash received from the exercise of stock options for the fiscal year ended May 31, 2007 was $12.4 million. The total tax benefit realized for the tax deductions from options exercised for the fiscal year ended May 31, 2007 was $3.1 million.

The total intrinsic value of unexercised and in-the-money options at May 31, 2007 (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) for options outstanding was $45.1 million and the total intrinsic value of vested options was $33.6 million.

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

Restricted Stock Awards

The following table summarizes restricted stock award activity during the fiscal year ended May 31, 2007 (in thousands, except per share data):

		Weighted
		Average
		Grant-Date
	Awards	Fair-Value
Nonvested, May 31, 2005	—	—
Granted	100	$5.25
Vested	—	—
Nonvested, May 31, 2006	100	$5.25
Granted	725	$7.75
Vested	(50)	$5.25
Nonvested, May 31, 2007	775	$7.57

On June 2, 2005, the Company granted a restricted stock award of 100,000 shares of common stock to its then newly appointed President and CEO. The shares, with a $0.5 million market value at date of grant, vest in two 50,000 share increments on June 1, 2006 and 2007, subject to acceleration upon certain events. The market value of the restricted stock was recorded in additional paid in capital, a component of stockholders’ equity, and is being amortized over the respective vesting periods.

During the current fiscal year the Company granted restricted stock unit awards of 724,500 shares of common stock to various executives. The shares, with a combined $5.5 million market value at date of grant, cliff vest three years from the date of grant, subject to acceleration upon certain events. The market value of the restricted stock units is being amortized over the respective vesting periods.

For the fiscal years ended May 31, 2007 and 2006, amortization of the unearned compensation related to restricted stock and restricted stock units was $1.0 million and $0.4 million, respectively.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Unrecognized compensation expense related to restricted stock awards as of May 31, 2007, was $4.7 million, pre-tax, and is expected to be recognized over a weighted average period of 2.61 years and will be adjusted for any future changes in estimated forfeitures. Total fair value of vested shares of restricted stock was $0.3 million as of May 31, 2007.

Employee Stock Purchase Plan

In February 2001, the stockholders of the Company approved the 2001 ESPP, which was effective as of the Company’s initial public offering. The purchase plan is intended to qualify as an ESPP within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Prior to April 2006, the Company’s plan allowed eligible employees to purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period, which commenced each January 1 and July 1. On April 1, 2006, the plan was amended to allow eligible employees to purchase common stock at a price equal to 85% of the fair market value of the common stock at the end of each quarter of the offering period. The plan originally terminated when all of the shares reserved under the plan were purchased or five years from the effective date unless the Board of Directors resolved to extend the purchase plan for one or more additional periods of five years each. In June 2006, the Board of Directors approved a five-year amendment to the plan which was approved by stockholders. There are 20.8 million shares of the Company’s common stock reserved for issuance under the plan, of which 17.0 million shares were available for issuance as of May 31, 2007. There have been 3.8 million shares issued under this plan through May 31, 2007.

Prior to April 2006, ESPP expense was calculated using the Black-Scholes method (similar to stock option grants) using a six month expected life, and for the fiscal year ended May 31, 2006, a volatility of 42.8%, a risk-free interest rate of 4.8%, a term of .50 years and a dividend rate of zero percent. As of April 1, 2006, with the ESPP plan amendment resulting from SFAS 123(R), ESPP expense is now calculated as the 15% difference between the price paid by employees and the fair market value of the common stock at the end of each quarter of the offering period.

6.                 Financial Statement Components

Supplemental disclosures of non-cash investing and financing transactions (in thousands):

	May 31,
	2007	2006	2005
Stock option exercise using common stock	$938	$4,857	$1,147
Notes payable issued in conjunction with acquisitions	—	—	863
Assets acquired under capital leases	295	183	—
Issuance of common shares for acquisition	—	443,889	—
Issuance of restricted stock	—	232	—

Acquisition Related Costs

During fiscal year ended May 31, 2007 and 2006, the Company incurred acquisition costs of $0.1 million and $8.5 million, respectively, related to the business combination with Intentia. The Company has included these costs within cash flows from investing activities as cash paid in conjunction with acquisitions in the accompanying Consolidated Statements of Cash Flows for fiscal 2007 and 2006.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Restricted Cash

The Company has $7.4 million held as restricted cash as of May 31, 2007 related to various guarantees (See Note 7). Of the $7.4 million, we expect $0.6 million to be spent within one year. The remaining restricted cash has been classified as a non-current asset on the balance sheet.

Accounts Receivable, net

	May 31,
	2007	2006
	(in thousands)
Trade accounts receivable	$147,771	$146,891
Unbilled accounts receivable	25,083	32,990
Less: allowance for doubtful accounts	(9,907)	(19,948)
Trade accounts receivable, net	$162,947	$159,933

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date.

Rollforward of the allowance for doubtful accounts

(in thousands)
Balance, May 31, 2004	$5,633
Provision	1,141
Write-offs	(4,083)
Recoveries	475
Translation adjustment	17
Balance, May 31, 2005	3,183
Acquired in business combination	17,940
Provision	(1,147)
Write-offs	(624)
Recoveries	26
Translation adjustment	570
Balance, May 31, 2006	19,948
Provision	3,501
Write-offs	(14,544)
Recoveries	20
Translation adjustment	982
Balance, May 31, 2007	$9,907

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Property and Equipment, Net

	May 31,
	2007	2006	Useful Lives
	(in thousands)
Buildings	$339	$322	50 years
Automobiles	9,335	4,554	3-5 years
Equipment	56,217	49,429	1-5 years
Office furniture	17,334	16,302	5-7 years
Leasehold improvements	15,872	11,356	3-16 years
Equipment under capital leases	5,277	2,881	3-7 years
	104,374	84,844
Less accumulated depreciation and amortization	(73,495)	(58,655)
	$30,879	$26,189

Depreciation expense for equipment under capital leases is $1.9 million for the year ended May 31, 2007. Accumulated depreciation for equipment under capital leases is $3.1 million as of May 31, 2007. Depreciation expense and accumulated depreciation for equipment under capital leases is not material for fiscal 2006 and 2005.

Deferred Revenue

	May 31,
	2007	2006
	(in thousands)
License fees	$35,497	$11,098
Maintenance	215,480	138,144
Consulting	12,427	7,804
Total deferred revenue	$263,404	$157,046
Less current portion	(247,587)	(146,206)
Long-term portion of deferred revenue	$15,817	$10,840

Included in the deferred revenue balances at May 31, 2007 is $1.2 million and $10.0 million in remaining deferred revenue for services and maintenance, respectively that was acquired through the acquisition of Intentia. In connection with purchase price allocations related to the acquisition of Intentia, we have estimated the fair values of our deferred revenue associated with service and maintenance obligations. The estimated fair value of the service and maintenance obligations was determined utilizing a top down approach. In applying the top down approach we started with the initial carrying value of the obligations adjusted for collectibility assumptions. We then applied an adjustment for third party sales commissions net of third party training costs required to assume responsibility of the obligations. For additional information on the acquisition of Intentia refer to Note 4 of Notes to Consolidated Financial Statements.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

7.                 Long-Term Debt and Credit Facilities

Long-term debt consists of the following (in thousands):

	May 31,
	2007	2006
Senior Convertible Notes, 2.5% due 2012	$240,000	$—
Notes payable associated with Numbercraft acquisition, interest at variable rate due in installments payable July 2006	—	201
Car loans, interest at average rate of 3.2% due in 2 to 3 years	6,010	4,554
Capital lease obligations, interest at 7.9%, due in 5 to 9 years	2,540	2,995
	248,550	7,750
Less current maturities	(3,322)	(3,475)
Total Long-term debt	$245,228	$4,275

The aggregate maturities of long-term debt for each of the five years subsequent to May 31, 2007 are as follows (in thousands):

2008	$3,322
2009	3,725
2010	1,481
2011	22
2012	240,000
Thereafter	—
Total long-term debt	$248,550

In April, 2007, the Company issued $240 million in aggregate principal amount of 2.50% Senior Convertible Notes (the “Notes”)  with net proceeds, after expenses, of approximately $233.5 million. The Notes mature on April 15, 2012. The Notes bear interest at a rate of 2.50% per annum, which is payable semi-annually in arrears, on April 15 and October 15 of each year, beginning October 15, 2007. The Notes do not contain any restrictive financial covenants. The Notes are convertible, at the holder’s option, into cash and, if applicable, shares of Common Stock based on an initial conversion rate of 83.2293 shares of Common Stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $12.02 (which reflects a 35% conversion premium based on the closing sale price of $8.90 per share of Common Stock on the Nasdaq Global Select Market on April 17, 2007). The company effectively raised the conversion price to approximately $15.58 per share (which reflects a 75% premium when compared to the closing sale price of $8.90 per share) by simultaneously entering into separate agreements to purchase call options and sell warrants. These transactions are further discussed below. The conversion rate may be adjusted from time to time in certain instances. The Notes are convertible only under the following certain circumstances:

(1)   conversion based on the price of the Common Stock;

(2)   at any time on or after January 15, 2012;

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

(3)   conversion upon specified distributions to holders of Common Stock or specified corporate transactions; and

(4)   conversion upon satisfaction of a trading price condition.

The Notes are the Company’s senior unsecured obligations and are not guaranteed by any of the Company’s subsidiaries. The Notes rank equally in right of payment with the Company’s existing and any future senior debt and senior in right of payment to the Company’s future subordinated debt. The Notes are effectively junior to the Company’s existing and any future secured debt to the extent of the value of the related collateral. The Notes are also effectively subordinated to all existing and future debt and other liabilities (including trade payables) of the Company’s subsidiaries. If a Fundamental Change (as defined in the governing indenture dated April 23, 2007) occurs at any time prior to the maturity date, then each holder of Notes shall have the right, at such holder’s option, to require the Company to repurchase all of such holder’s Notes for cash, or any portion of the principal amount thereof that is equal to $1,000 or an integral multiple thereof, on the date specified by the Company at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon to, but excluding, the repurchase date.

In connection with the issuance of the Notes, the Company entered into a Registration Rights Agreement with the initial purchasers of the Notes. The Company has agreed to file a shelf registration statement with respect to the resale of the Notes and the Common Stock issuable upon conversion of the Notes within 180 calendar days after the original issuance of the Notes. The Company has agreed to use its reasonable best efforts to cause the Shelf Registration Statement to become effective within 270 calendar days after the original issuance of the Notes. If the Company fails to satisfy its obligations with respect to the registration of the resale of the Notes and shares of Common Stock issuable upon conversion within the time periods specified in the Registration Rights Agreement, the Company will be obligated to pay additional interest on the Notes at a rate per year equal to: (1) 0.25% of the principal amount of Notes to and including the 90th day following a registration default and 0.50% of the principal amount of Notes from and after the 91st day following such registration default.

In connection with the issuance of the Notes, the Company simultaneously entered into agreements with an affiliate of one of the initial purchasers to purchase call options and sell warrants on its common stock. The Company may exercise the call options it purchased at any time to acquire approximately 20 million shares of its common stock, subject to anti-dilutive adjustments. The initial strike price of the purchased options is the same as the initial conversion price of the Notes and is similarly subject to anti-dilutive adjustments. The warrants holder may exercise its warrants at any time to acquire approximately 20 million shares of the Company’s common stock, subject to anti-dilutive adjustments, at an initial price 75% higher than the closing price of the Company’s common stock on the date of pricing of the Notes and is similarly subject to adjustments. The Company paid $57.7 million ($35.7 million net of tax benefit) to acquire the call options and received $34.2 million as a result of the sale of the warrants. The purchase of the call options was recorded as a reduction to stockholders’ equity and the sale of the warrants was recorded as an increase to stockholders’ equity in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Subsequent changes in the fair value of the call options and warrants will not be recognized. On a combined basis, the call options and the warrants are expected to reduce the potential dilution upon conversion of the Notes in the event that the market value per share of the Company’s common stock at the time of conversion of the Notes is greater than the strike price of the warrants. If, however, the volume-weighted average price per

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

share of common stock exceeds the strike price of the warrants when they are exercised, there would be dilution from conversion of the Notes to the extent that the then volume-weighted average price per share of common stock exceeds the strike price of the sold warrants. The call options are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding. The call options and the warrants are separate and legally distinct instruments that have no binding effect on the holders of the convertible notes. The initial strike price of the sold warrants is 75% higher than the closing price of the Company’s common stock on the date of the sale.

We have a credit facility that was entered into by the former Intentia on November 1, 2004 and assumed by Lawson. The facility consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $5.8 million (Swedish Kroner (SEK) 40 million). The facility is secured by a corporate letter of guaranty by Lawson Software, Inc. As of May 31, 2007, no amount was outstanding under the guarantee line and $5.8 million was available for use. We also have various other outstanding guarantees totaling $0.4 million with various financial institutions.

We also have $7.4 held as restricted cash, of which approximately $5.8 million relates to collateral to secure a bank guarantee for the settlement of the purchase of the remaining shares of Intentia. The arbitration process dictates that the Company is required to hold this amount although the amount may not be indicative of the purchase price of the remaining shares. The balance of $1.7 million relates to various guarantees of the Company’s properties worldwide.

Interest paid was $7.6 million, $0.02 million and $0.01 million in fiscal years ended May 31, 2007, 2006 and 2005, respectively.

8.                 Minority Interest and Investment in Unconsolidated Subsidiaries

Minority Interest   The Company has an 89% and 75% interest in its subsidiaries in Norway and Poland, respectively that were acquired in the acquisition of Intentia. The minority interest as of May 31, 2007 is in a deficit position for both Norway and Poland and therefore there is no amount recorded on the balance sheet.

Investment in Unconsolidated Subsidiaries   The Company reflected $0.1 million of equity in earnings from investments in unconsolidated subsidiaries in fiscal 2007 with the acquisition of Intentia and all of Intentia’s subsidiaries. Net sales recorded were not material. The equity method of accounting is used for companies and other investments in which the Company has significant influence, which generally represents common stock ownership or partnership equity of at least 20% and not more than 50%. As of the fiscal year ended May 31, 2007, the Company’s investment in unconsolidated subsidiaries included a 30% interest in Intentia Thailand Co. Ltd. and a 38% interest in Scase A/S. Both of these companies are involved in the sale of Movex, Intentia’s legacy software, and the supporting services associated with the software. As the Company has only one reporting segment, all of the revenue and equity investments are reported in the one segment. Investments in unconsolidated subsidiaries are included in the Consolidated Balance Sheet.

9.                 Common Stock

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

Cash proceeds obtained from the maturities of marketable securities, the exercise of employee stock options and contributions to the ESPP, largely funded the share repurchases. The repurchased common shares are recorded as treasury stock and result in a reduction of stockholders’ equity. The shares will be used for general corporate purposes.

On November 13, 2006, the Company announced that the board of directors approved a share repurchase of up to $100 million of common stock, which was subsequently increased to $200 million by the board in April of 2007. The share repurchase will be funded using the Company’s existing cash balance and future cash flows, and will occur through open market purchases, privately negotiated transactions and/or transactions structured through investment banking institutions as permitted by securities laws and other legal requirements. Market conditions will influence the timing of the buyback and the number of shares repurchased. Through May 31, 2007, we used $54.9 million to repurchase 6.4 million shares at an average price of $8.61.

In connection with the issuance of the convertible notes (see Note 7), the Company simultaneously entered into agreements with an affiliate of one of the initial purchasers to purchase call options and sell warrants on its common stock.

10.          Shareholder Rights Plan

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

If any person, other than an exempted person becomes the beneficial owner of 15 percent or more of the Company’s outstanding Common Stock, each Right not owned by such person or certain related parties will entitle its holder to purchase at the Right’s then current exercise price shares of the Company’s Common Stock having a market value equal to twice the then current exercise price. In addition, if after a person becomes the beneficial owner of 15 percent or more of the Company’s outstanding Common Stock, the Company is involved in a merger or other business combination transaction with another person after which its Common Stock does not remain outstanding, or sells 50 percent or more of its assets or earning power to another person, each Right will entitle its holder to purchase at the Right’s then current exercise price shares of common stock of such other person having a market value equal to twice the then current exercise price.

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

11.          Profit Sharing and 401(k) Retirement Plan

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

As a result of the Intentia acquisition, the Company has additional defined contribution and defined benefit pension plans for certain of its employees. These plans generally provide pension benefits based on years of service and compensation level. The defined benefit plans are not material to the Company’s financial statements.

The Company recorded contribution expense related to defined contribution plans of approximately $13.1 million, $2.3 million and $2.2 million for the years ended May 31, 2007, 2006 and 2005, respectively.

12.          Income Taxes

The profit before taxes consists of the following components (in thousands):

	Year Ended May 31,
	2007	2006	2005
United States	$33,693	$39,724	$8,117
International Operations	(40,230)	(12,057)	—
	$(6,537)	$27,667	$8,117

The provision (benefit) for income taxes consists of the following components (in thousands):

	Year Ended May 31,
	2007	2006	2005
Current:
Federal	$11,240	$12,081	$5,376
State	2,014	2,077	466
Foreign	(6,930)	(848)	57
Total current provision	6,324	13,310	5,899
Deferred:
Federal	2,395	(257)	(3,050)
State	(97)	(986)	6
Foreign	5,778	(359)	—
Total deferred provision (benefit)	8,076	(1,602)	(3,044)
Total provision for income taxes	$14,400	$11,708	$2,855

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

A reconciliation of the expected income tax provision (benefit) at the U.S. statutory rate with the provision for income taxes is as follows:

	Year Ended May 31,
	2006	2005
Taxes computed at statutory rate	35.0%	35.0%
Valuation allowance	8.8	4.6
Foreign withholding taxes	0.1	0.4
Foreign earnings at other than U.S. statutory rates	2.0	—
Non-deductible expenses	1.4	6.8
State taxes, net of federal benefit	5.3	3.8
Tax exempt income, including extraterritorial income exclusion	(0.8)	(9.7)
Tax credits	(1.4)	(5.7)
Other, net	(8.1)	—
	42.3%	35.2%

	Year Ended May 31, 2007
	%	Amount
Taxes computed at statutory rate	35.0%	$(2,288)
Unbenefitted foreign losses	(234.6)	15,339
Foreign earnings at other than U.S. statutory rates	42.5	(2,779)
Non-deductible expenses	(17.3)	1,129
State taxes, net of federal benefit	(19.1)	1,248
Tax exempt income, including extraterritorial income exclusion	2.6	(170)
Tax credits	9.4	(615)
Other, net	(38.8)	2,536
	(220.3)%	$14,400

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Temporary differences comprising net deferred tax assets are as follows (in thousands):

	May 31,
	2007	2006
Current:
Allowance for doubtful accounts	$1,654	$1,422
Accrued compensation	1,495	9,024
Accrued liabilities and other	14,250	9,402
Deferred revenue	3,698	(1,586)
Net operating loss carryforwards	371	7,160
Tax credit carryforwards	2,952	3,135
Total gross current deferred tax assets	24,420	28,557
Less valuation allowance	(11,594)	(11,313)
Total net current deferred tax asset	12,826	17,244
Noncurrent:
Depreciation and amortization	4,000	6,942
Identified intangible amortization	(14,732)	(18,523)
Stock-based compensation	1,483	3,250
Original issue discount on convertible debt, net	21,945	—
Long-term lease and other	1,030	(1,904)
Deferred revenue	4,955	(49)
Deferred rent	1,091	740
Net operating loss carryforwards	86,064	85,163
Tax credit carryforwards	360	—
Total gross noncurrent deferred tax assets	106,196	75,619
Less valuation allowance	(81,865)	(75,364)
Total net non-current deferred tax assets	24,331	255
Total net deferred tax asset	$37,157	$17,499

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The following summarizes the rollforward of the deferred tax asset valuation allowance (in thousands):

Balance, May 31, 2004	$971
Provisions for valuation allowance:
Domestic	364
Balance, May 31, 2005	$1,335
Acquired in business combinations	78,459
Release of domestic valuation allowance	(1,335)
Provisions for valuation allowance:
Foreign	8,218
Balance, May 31, 2006	$86,677
Change due to revisions to purchase accounting	2,248
Provision for domestic valuation allowance	360
Provisions for foreign valuation allowance	15,339
Utilization due to intercompany transfer	(10,219)
Currency adjustment to opening balance	(946)
Balance, May 31, 2007	$93,459

As of May 31, 2007, the Company had U.S. federal and state net operating loss carryforwards of approximately $1.2 million and $0.2 million, respectively. The federal and state losses expire in 2007 through 2025 if not utilized. The net operating loss carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized.

In addition, the Company has approximately $2.9 million of federal and state research and development credits that expire in 2007 through 2025 and alternative minimum tax credit carryforwards that do not expire. There was no valuation allowance related to these deferred tax assets as of May 31, 2007. The Company also has a foreign tax credit carryforward available in the amount of $0.4 million, which has a full valuation allowance against it.

As of May 31, 2007, the Company has approximately $84.7 million of foreign net operating losses some of which expire in various years and some of which will carry forward indefinitely depending on the jurisdiction. The valuation allowance has been provided against a majority of the foreign net operating losses. During the course of the year, in conjunction with a component of a global legal restructuring plan, the company realized a $37.0 million gain for an intercompany transfer of intellectual property. This tax gain was offset by pre-acquisition net operating losses for which a full valuation allowance had been established as of the date of the acquisition. As the net operating loss carryforwards utilized were fully reserved pre-acquisition losses, their utilization resulted in a decrease to goodwill of $10.2 million as discussed in the rollforward of goodwill in Note 2. This intercompany gain was not recognized for financial reporting purposes.

Under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109), and related interpretations, future period reductions to the valuation allowance related to Intentia’s deferred tax assets that existed as of the date of acquisition of Intentia are first credited against goodwill, then to other

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

identifiable intangible assets existing at the date of acquisition, and then, once the assets have been reduced to zero, credited to the income tax provision.

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

13.          Commitments and Contingencies

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

Operating and Capital Leases

The Company rents office space and certain office equipment under operating and capital leases. In addition to minimum lease payments, the office leases require payment of a proportionate share of real estate taxes and building operating expenses. Certain lease agreements include escalation clauses. The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight-line method, with the amount of the rental expense in excess of lease payments recorded as a deferred rent liability. Rent expense under operating leases was approximately $27.0 million, $16.4 million, and $14.2 million for the years ended May 31, 2007, 2006, and 2005, respectively.

Future minimum lease payments are summarized as follows (in thousands):

2008	$12,033
2009	25,496
2010	22,130
2011	16,332
2012	8,997
Thereafter	23,921
Total minimum lease payments	$108,909

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Future minimum lease payments under capital leases are as follows (in thousands):

2008	$1,620
2009	1,141
2010	429
2011	26
2012	—
Thereafter	—
Total minimum lease payments	3,216
Less amounts representing interest	(676)
Present value of net minimum obligations	2,540
Less current portion	(1,191)
Long-term capital lease obligations	$1,349

Indemnification and Guarantee Agreements

The Company licenses its software products to customers under end user license agreements and to certain resellers or other business partners under business partner agreements. These agreements generally include certain provisions for indemnifying the customer or business partner against losses, expenses and liabilities from damages that may be awarded against them if our software, or the third-party-owned software the Company resells, is found to infringe a patent, copyright, trademark or other proprietary right of a third-party. These agreements generally limit the Company’s indemnification obligations based on industry-standards and geographical parameters, and give the Company the right to replace an infringing product. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company believes its internal development processes and other practices limit its exposure under these indemnification provisions. In addition, the invention and nondisclosure agreements signed by the Company’s employees, assign to it various intellectual property rights. There is no pending litigation for which the Company is required to provide indemnification under these agreements. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of May 31, 2007.

The Company enters into services agreements with customers for the implementation of its software. The Company also may subcontract those services to its business partners. From time to time, the Company includes in those services agreements, certain provisions for indemnifying the customer against losses, expenses and liabilities from those services, including, for example, personal injury or tangible property damage. Lease agreements and other contracts with the Company’s vendors may also impose similar indemnification obligations on the Company for personal injury, tangible property damage or other claims. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general liability and umbrella insurance policies that enable it to recover a portion of certain amounts paid. This is no pending litigation for which the Company is required to provide indemnification under these agreements. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of May 31, 2007.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

The Company has arrangements with certain vendors whereby it guarantees the expenses incurred by certain of its employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. Unless otherwise limited in the contract, the Company would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not significant. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of May 31, 2007.

The Company has arrangements with certain customers whereby it guarantees the products and services purchased will operate materially and substantially as described in the documentation that is provided.

When a customer purchases support for the Company’s software products, the Company generally warrants that those products then eligible for maintenance will operate materially and substantially as described in the documentation that is provided with that software. The Company also generally warrants that its services will be provided by trained personnel and in a professional manner using commercially reasonable efforts. If necessary, the Company provides for the estimated cost of product and service warranties based on specific warranty claims and claim history.

Legal

We are subject to various legal proceedings and the risk of litigation by employees, customers, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. Since our acquisition of Intentia in April 2006, we have been accumulating information regarding Intentia customer claims and disputes that arose before the acquisition. The former Intentia managed most of these claims and disputes at the local county level. Since the acquisition, we have also worked proactively to resolve several of these disputes. The initial purchase accounting accrual estimates previously recorded for these claims and disputes were disclosed as preliminary in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006 and in subsequent Quarterly Reports on Form 10-Q. After completing a thorough assessment of these claims and disputes, we obtained sufficient information for purposes of adjusting the preliminary estimates of fair value for these claims and disputes. This resulted in an incremental accrual of $12.8 million with an associated increase to goodwill, recorded as of May 31, 2007 (see Note 4). These reserves are recorded at present value and are expected to be consumed through a combination of cash payments, accounts receivable write-offs and free services over the next 12 to 24 months. Because the reserves are recorded at present value, an aggregate $1.7 million of interest accretion was recorded in fiscal 2007.

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

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

IBM Agreement

In fiscal 2005, the Company and International Business Machines Corporation (IBM) entered into an OEM Software Agreement that was modified in the second quarter of 2006 and again in the third quarter of 2007 and a Master Relationship Agreement (MRA). Under these agreements, the Company resells its business applications in conjunction with IBM’s open standards-based software, and the companies jointly market these software solutions. The MRA governs the joint marketing activities and has a three-year term. During the term of the modified OEM Software Agreement, the Company pays royalties to IBM for the licensing of IBM programs to each applicable existing and new customer of the Company, and pays IBM annual maintenance fees for each applicable Lawson customer. The modified OEM Software Agreement has an initial term of three years, commencing September 2005, and may be extended by the Company for two additional one-year terms. During the initial three-year term, the Company has agreed to pay certain minimum quarterly and annual royalties to IBM. Total commitments under the modified OEM Software Agreement approximate $9.5 million over the three-year term. The Company may elect to terminate the OEM Software Agreement for convenience upon 90 days advance notice to IBM. If the Company elects early termination at any time during the three-year term, the terms of the Agreement require the Company to pay IBM any unpaid minimum royalties through the date of termination plus a prorated share of the guaranteed annual minimum payment due for the year in which the termination occurred. The Company has made cash payments of $5.7 million according to terms of the modified OEM Software Agreement throughout the life of the agreement through May 31, 2007. The payments were recorded as other assets—long-term which under SFAS 86 will be amortized to costs of license fees over the earlier of the time period in which units are sold or the useful life. As of May 31, 2007, the Company has amortized $1.2 million of royalties to cost of license fees. In addition, the Company recorded $7.1 million of expenses in fiscal 2007 representing third party license fees.

Symphony Agreement (former Intentia)

In May 2005, former Intentia entered a Master Offshoring Agreement (the Agreement) with Symphony Service Corp., referred to as Symphony Services, an affiliate of Symphony Technology Group, LLC, a shareholder of Lawson and Symphony Technology II-A,L.P., pursuant to which Symphony Services agreed to provide Intentia both product development and customer support resources for an initial five year term. The agreement was not affected by the consummation of the business combination with Lawson. It is believed that the Agreement will enable the Company to achieve significant quality improvements and better customer service without increasing total spending on product development and customer support and was part of a business transformation plan approved by Intentia in July 2004. Under terms of the Agreement, The Company is contractually obligated to pay for a stated minimum level of resources employed to provide services for the first three years of the Agreement, after which either party may terminate the Agreement by delivery of a six-month advanced written notification. If the Company elects to terminate the Agreement after the first three years, it would be required to pay a buyout fee equal to six months of resource costs under the Agreement. As of May 31, 2007, the remaining minimum obligation level is approximately $3.7 million through the original three year term, which ends in May 2008. Symphony has been paid $7.1 million since the Agreement’s inception through May 31, 2007. Romesh Wadwani is a member of the Board of Directors of Lawson and is a partner of Symphony Technology Group, LLC.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

IBM Agreement (former Intentia)

In May 2005, Lawson International (former Intentia) entered into a Master Offshoring Agreement (the IBM Agreement) with IBM Svenska AB (IBM) in which IBM agreed to provide Lawson International cost efficient, high quality software development services and governs the joint development activities. The IBM Agreement has an initial term of five years, and may be extended in one or more additional eighteen month period(s), provided that the parties mutually agree to such renewal in writing at least six month prior to the expiration of the then-current term. The IBM agreement was not affected by the consummation of the business combination with Lawson. For the duration of the term of the IBM Agreement, the Company is obligated for minimum staffing levels and resources defined by the IBM Agreement at an annual cost of approximately $1.2 million. After completion of two and a half years from the date of the agreement, the Company may terminate the IBM Agreement for convenience with six month advance written notice. However, if the IBM Agreement is terminated for convenience before the completion of five years, the Company remains obligated to pay IBM any unpaid amounts due for services performed up to the termination or the minimum staffing levels, whichever is greater. As of May 31, 2007 the Company’s total remaining minimum obligation under the IBM Agreement is $2.5 million. IBM has been paid $4.1 million since the IBM Agreement’s inception through May 31, 2007.

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

14.          Segment and Geographic Areas

The Company views its operations and manages its business as one reportable segment, the development and marketing of computer software and related services including consulting and maintenance and customer support. Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. In an effort to achieve greater operational scale and leverage costs with the acquisition of Intentia, the Company has and will continue to integrate the operations that support the Intentia M3 products and the legacy Lawson S3 products under one leadership structure. As a result, the financial information utilized to evaluate the business operations combines M3 and S3 initiatives for all vertical markets for product sales, consulting services and maintenance and customer support. The Company markets its products and services through the Company’s offices in the United States and its wholly-owned branches and subsidiaries operating in the Americas, EMEA, and APAC. The following table presents revenues summarized by geographic region (in thousands):

	Geographic Region
	Americas	APAC	EMEA	Total
Revenues
Fiscal 2007:
License fees	$68,218	$2,104	$35,539	$105,861
Services:
Maintenance	199,924	6,685	85,048	291,657
Consulting	141,814	15,004	196,052	352,870
Total services	341,738	21,689	281,100	644,527
Total revenues	$409,956	$23,793	$316,639	$750,388
Fiscal 2006:
License fees	$69,248	$77	$1,751	$71,076
Services:
Maintenance	176,267	561	11,327	188,155
Consulting	106,764	1,771	23,010	131,545
Total services	283,031	2,332	34,337	319,700
Total revenues	$352,279	$2,409	$36,088	$390,776
Fiscal 2005:
License fees	$56,838	$—	$905	$57,743
Services:
Maintenance	165,723	—	5,000	170,723
Consulting	102,335	—	4,383	106,718
Total services	268,058	—	9,383	277,441
Total revenues	$324,896	$—	$10,288	$335,184

Total revenues for the U.S. were $391.7 million, $343.3 million and $317.9 million for the fiscal years ended May 31, 2007, 2006 and 2005, respectively. Sweden had $98.3 million in revenues for the fiscal year

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

ended May 31, 2007. Besides the United States and Sweden, no other countries had revenues exceeding 10% of consolidated revenues.

The following table presents tangible long-lived assets summarized by geographic region (in thousands):

	Geographic Region
	Americas	APAC	EMEA	Total
Tangible long-lived assets
Fiscal year ended May 31, 2007	$9,873	$4,149	$16,857	$30,879
Fiscal year ended May 31, 2006	$10,634	$1,992	$13,563	$26,189

Tangible long-lived assets consist of property and equipment.

The tangible long-lived assets for the U.S. were $9.8 million and $10.3 million for the fiscal years ended May 31, 2007 and 2006 respectively, and the long-lived assets for Sweden were $11.5 million and $7.1 million for the fiscal years ended May 31, 2007 and 2006, respectively.

15.          Related Parties

On May 15, 2006, the Company and Symphony Technology Group, LLC (Symphony), a principal stockholder of the Company, entered into a three—month consulting agreement, under which an employee of Symphony provided part time project management services. Lawson paid all out-of-pocket expenses but did not pay any fees for the employee services. Amounts paid to Symphony during fiscal 2007 under the agreement were nominal. Romesh Wadwani is a member of the Board of Directors of Lawson and is a partner of Symphony. Mr. Wadhwani did not personally perform any of the services under the consulting agreement.

In May 2005, Intentia entered an agreement with Symphony Service Corp., referred to as Symphony Services, an affiliate of Symphony Technology Group, LLC, pursuant to which Symphony Services agreed to provide Intentia both product development and customer support resources for an initial five year term. Intentia believed this agreement will help enable it to achieve significant quality improvements and better customer service without increasing total spending on product development and customer support and was part of a business transformation plan approved by Intentia in July 2004. The agreement was not affected by the consummation of the business combination with Lawson. During fiscal 2007, the Company paid Symphony Services $7.0 million.

Effective April 27, 2007, Lawson International AB, a subsidiary of Lawson, entered into a two-year nonexclusive reseller agreement with Symphony Service Corp. (India) Pvt Ltd (Symphony Services India) for the territory of India (the Non-Exclusive India Reseller Agreement). Under the Non-Exclusive India Reseller Agreement, Symphony Services India may distribute, sublicense and service products of Lawson and its subsidiaries to customers of Symphony Services India in India, in consideration of payment of the applicable reseller fees to Lawson. The Non-Exclusive India Reseller Agreement supersedes and replaces an exclusive reseller agreement for India that was signed in 1998 between Intentia International AB and Intentia South Asia Pct. Ltd. India (Intentia India), and assigned by Intentia India to Symphony Services India in March 2005. Romesh Wadhwani is a member of the Board of Directors of Lawson and is principal stockholder of Symphony Services India and Lawson (indirectly through other companies affiliated with

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)

Symphony Services India and separately disclosed under Schedule 13D/G). The Non-Exclusive India Reseller Agreement is based on the standard form of non-exclusive reseller agreement used by Lawson with non-affiliated resellers. The Non-Exclusive India Reseller Agreement was approved by management of Lawson, the Audit Committee, and by the Board of Directors of Lawson (with Mr. Wadhwani abstaining), because it was determined that the new agreement (i) eliminated exclusivity and is for a shorter term than the former agreement, (ii) reflects Lawson’s current standard terms for non-affiliated resellers and (iii) does not represent a conflict of interest. Lawson believes that the terms of the Non-Exclusive India Reseller Agreement are no less favorable to Lawson than the terms of other reseller agreements entered into by Lawson with unaffiliated resellers. During fiscal 2007, the Company paid Symphony Services India $0.2 million for services under the agreement.

16.          Supplemental Quarterly Financial Information (Unaudited):

Summarized quarterly supplemental consolidated financial information for fiscal 2007 and 2006 are as follows (in thousands):

	Quarter Ended
	August 31	November 30	February 28	May 31
Fiscal 2007
Total revenues	$161,837	$184,493	$191,207	$212,851
Gross profit	72,373	84,357	91,486	102,852
Restructuring	3,392	(32)	11,540	583
Operating expenses (excluding restructuring)	85,596	87,043	88,303	93,286
(Loss) income before income taxes	(13,249)	678	(6,934)	12,968
Net (loss) income	$(15,792)	$(3,509)	$(9,768)	$8,132
Net (loss) income per share:
Basic	$(0.08)	$(0.02)	$(0.05)	$0.04
Diluted	$(0.08)	$(0.02)	$(0.05)	$0.04
Fiscal 2006
Total revenues	$87,914	$89,037	$87,695	$126,130
Gross profit	52,773	52,346	52,392	61,723
Restructuring	10	(5)	—	1,820
Operating expenses (excluding restructuring)	50,718	43,911	41,970	64,254
Income (loss) before income taxes	4,344	10,788	13,235	(700)
Net (loss) income	$4,177	$6,556	$10,007	$(4,781)
Net (loss) income per share:
Basic	$0.04	$0.06	$0.10	$(0.03)
Diluted	$0.04	$0.06	$0.09	$(0.03)

No cash dividends have been declared or paid in any period presented. The quarter ended May 31, 2006 includes operating results of Intentia from April 25, 2006, the date of merger.