Form 10-Q
period 2007-08-31
Lawson Software, Inc.
filed 2007-10-09
CIK 1344632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2007

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

The number of shares of the registrant’s common stock outstanding as of September 28, 2007 was 178,220,730.

LAWSON SOFTWARE, INC.

Form 10-Q
Index

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.

CONDENSED  CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	August 31,	May 31,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$304,637	$473,963
Restricted cash, current	270	555
Marketable securities	171,916	74,995
Trade accounts receivable, net	135,413	162,947
Income taxes receivable	8,017	5,183
Deferred income taxes - current	17,224	17,431
Prepaid expenses and other assets	40,573	28,196
Total current assets	678,050	763,270
Long-term marketable securities	6,536	4,878
Restricted cash, non-current	6,723	6,889
Property and equipment, net	31,723	30,879
Goodwill	488,089	483,060
Other intangible assets, net	127,488	133,456
Deferred income taxes - non-current	35,874	36,889
Other assets	19,879	19,786
Total assets	$1,394,362	$1,479,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt - current	$3,409	$3,322
Accounts payable	15,698	21,475
Accrued compensation and benefits	77,527	85,144
Income taxes payable	4,815	3,535
Deferred income taxes - current	4,621	4,605
Deferred revenue	225,640	247,587
Other accrued liabilities	56,409	72,986
Total current liabilities	388,119	438,654
Long-term debt - non-current	244,920	245,228
Uncertain tax position - non-current	4,656	—
Deferred income taxes - non-current	12,392	12,558
Long-term deferred revenue	10,638	15,817
Other long-term liabilities	12,004	11,622
Total liabilities	672,729	723,879
Commitments and Contingencies, see Note 11

Stockholders’ equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 750,000 shares authorized; 200,190 and 199,389 shares issued, respectively; 178,053 and 182,979 shares outstanding, at August 31, 2007 and May 31, 2007, respectively	2,002	1,994
Additional paid-in capital	830,441	822,740
Treasury stock, at cost; 22,137 and 16,410 shares at August 31, 2007 and May 31, 2007, respectively	(176,826)	(123,207)
Retained earnings	23,336	17,755
Accumulated other comprehensive income	42,680	35,946
Total stockholders’ equity	721,633	755,228
Total liabilities and stockholders’ equity	$1,394,362	$1,479,107

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	August 31,	August 31,
	2007	2006
Revenues:
License fees	$25,460	$16,768
Maintenance	78,514	69,584
Consulting	83,434	75,485
Total revenues	187,408	161,837

Cost of revenues:
Cost of license fees	6,753	5,042
Cost of maintenance	15,660	14,688
Cost of consulting	71,226	69,734
Total cost of revenues	93,639	89,464

Gross profit	93,769	72,373

Operating expenses:
Research and development	17,286	20,325
Sales and marketing	42,291	36,892
General and administrative	25,723	25,990
Restructuring	(145)	3,392
Amortization of acquired intangibles	3,216	2,389
Total operating expense	88,371	88,988

Operating income (loss)	5,398	(16,615)

Other income (expense), net:
Interest income	6,863	3,593
Interest expense	(2,604)	(267)
Other income (expense), net	322	40
Total other income (expense), net	4,581	3,366

Income (loss) before income taxes	9,979	(13,249)
Provision for income taxes	4,398	2,543
Net income (loss)	$5,581	$(15,792)

Net income (loss) per share:
Basic	$0.03	$(0.08)
Diluted	$0.03	$(0.08)

Shares used in computing net income (loss) per share:
Basic	181,512	185,845
Diluted	185,116	185,845

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	August 31,	August 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$5,581	$(15,792)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,200	9,718
Amortization of debt issuance costs	315	—
Deferred income taxes	1,000	52
Provision for doubtful accounts	447	1,955
Warranty provision	1,056	419
Gain on disposal of assets	(308)	—
Excess tax benefits from stock options	(1,021)	(329)
Stock-based compensation expense	2,028	2,084
Amortization of discount and premiums on marketable securities	(27)	(151)
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	28,372	5,982
Prepaid expenses and other assets	(12,163)	(2,827)
Accounts payable	(6,041)	(9,020)
Accrued and other liabilities	(25,181)	(13,899)
Income taxes payable/receivable	4,747	877
Deferred revenue and customer deposits	(29,608)	3,919
Net cash used in operating activities	(20,603)	(17,012)

Cash flows from investing activities:
Cash paid in conjunction with acquisitions, net of cash acquired	—	(1,995)
Change in restricted cash	451	—
Proceeds from the sale of investments	353	—
Purchases of marketable securities	(179,555)	(29,031)
Maturities of marketable securities	81,002	48,446
Purchases of property and equipment	(2,901)	(2,628)
Net cash (used in) provided by investing activities	(100,650)	14,792

Cash flows from financing activities:
Principal payments on long-term debt	(406)	(231)
Cash proceeds from issuance of long-term debt	—	1,263
Payments on capital lease obligations	(335)	(493)
Cash proceeds from exercise of stock options	3,604	2,461
Excess tax benefit from stock options	1,021	329
Cash proceeds from employee stock purchase plan	702	690
Repurchase of common stock from related parties	(36,800)
Repurchase of common stock	(16,863)	—
Net cash (used in) provided by financing activities	(49,077)	4,019

Effect of exchange rate changes on cash and cash equivalents	1,004	(146)
Increase (Decrease) in cash and cash equivalents	(169,326)	1,653
Cash and cash equivalents at the beginning of the period	473,963	210,154
Cash and cash equivalents at the end of the period	$304,637	$211,807

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

LAWSON SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Lawson Software, Inc. (the Company) provides business application software, consulting and maintenance to customers primarily in the services sector, trade industries and manufacturing/distribution sectors specializing in a variety of specific markets within these sectors including healthcare, public services, retail, financial services, food and beverage, manufacturing and wholesale distribution. The Company’s software includes a variety of applications to help automate and integrate critical business processes, aiding in collaboration among its customers and their partners, suppliers and employees. Through the Company’s consulting services we primarily help our customers implement their Lawson applications and through our maintenance we provide product updates, on-going support and technical assistance to customers using our products.

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its branches and majority-owned subsidiaries operating in the United States (U.S.), Latin America and Canada (Americas); Europe, Middle East and Africa (EMEA); and Asia-Pacific (APAC). The Company’s subsidiaries that are minority-owned are accounted for under the equity method. The unaudited Condensed Consolidated Financial Statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The results of operations for the three month period ended August 31, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2008. The unaudited Condensed Consolidated Financial Statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. The Condensed Consolidated Balance Sheet data as of May 31, 2007 was derived from audited financial statements, but does not include all disclosures required by GAAP. The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2007.

Fiscal Year

Our fiscal year is from June 1 through May 31. Unless otherwise stated, references to the years 2008 and 2007 relate to the fiscal years ended May 31, 2008 and 2007, respectively. References to future years also relate to our fiscal year ended May 31.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standard Board (FASB) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159), which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. The Company is currently evaluating the potential impact of adopting SFAS 159 on its financial statements.

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

Proposed Accounting Pronouncements

In July 2007, the FASB released a proposal that would alter the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements, which would impact the accounting associated with the Company’s existing $240 million senior convertible notes. If adopted, as currently proposed, this proposal would require the company to recognize non-cash interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. The proposal was issued for a 45-day comment period that ends on October 15, 2007. If approved, the proposal would be effective for fiscal years beginning after December 15, 2007. The Company is monitoring the developments of this proposal and is evaluating the potential impact it will have on its financial statements, which could be significant.

Summary of Significant Accounting Policies

Except to the extent updated or described below, a detailed description of our significant accounting policies can be found in our most recent Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

Income Taxes

 Consistent with prior periods and upon adoption of FIN 48, we recognize interest accrued related to unrecognized tax benefits in tax expense. Penalties, if incurred, would be recognized as a component of tax expense. In addition, the tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

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

Following is a rollforward of our product warranty reserve:

(in thousands)

Balance, May 31, 2007	$3,745
Provision	1,056
Write-offs	(391)
Translation adjustment	(3)
Balance, August 31, 2007	$4,407

Marketable Securities

As of August 31, 2007, we have a total of $178.5 million in marketable securities, of which $90.6 million are invested in auction rate securities. Auction rate securities provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism allows existing investors either to rollover their holdings, whereby they will continue to own their respective securities, or liquidate their holding by selling such securities at par. The recent uncertainties in the credit markets have affected majority of our holdings in auction rate securities. As of August 31, 2007, we identified approximately $57.2 million of investments in auction rate securities for which the auctions have been unsuccessful. While these investments are of high credit quality and the respective credit ratings of the securities have not been lowered or put on credit watch, at this time we are uncertain as to when the liquidity issues relating to these investments will improve, but currently expect liquidity within the year. As of August 31, 2007, we do not believe that it is necessary to adjust the fair value of our portfolio of auction rate securities or to reclassify them as long-term marketable securities on our Condensed Consolidated Balance Sheet.

2.             RESTRUCTURING

The following table sets forth the reserve activity for each of the restructuring plans and the remaining balances, which are included the Consolidated Balance Sheets as of August 31, 2007 (in thousands):

		Fiscal	Fiscal 2006 Restructure
		2007		Legacy
(in thousands)	Total	Restructure	Intentia	Lawson
Balance, May 31, 2007	$24,294	$10,474	$11,257	$2,563
Cash payments	(2,618)	(1,673)	(832)	(113)
Adjustments to provision	(145)	225	(365)	(5)
Balance, August 31, 2007	$21,531	$9,026	$10,060	$2,445

Fiscal 2007 Restructuring

On February 28, 2007, the Company’s management completed a roadmap for optimizing the Company’s productivity by enhancing global sourcing capabilities and resources. This roadmap calls for the rebalancing of the Company’s resources between various locations primarily in the United States, Europe and the Company’s global support center in the Philippines. Management envisions the reduction of approximately 350 employees primarily in the Company’s U.S. and European operations over the course of fiscal 2008. This reduction will include employees working in all areas of the Company, predominantly in consulting and research and development. In conjunction with this roadmap and in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112), the Company recorded a charge of $11.9 million. As management takes actions in pursuing these goals, additional charges related to this roadmap which are not in the scope of SFAS 112 may be recorded in future periods, but the timing and extent of these charges are not currently determinable. As of May 31, 2007, the Company had a reserve of $10.5 million for severance and related benefits. For the three months ended August 31, 2007, $1.7 million of severance and associated benefits related to this reserve was paid and $0.2 million of adjustments were made to the reserve resulting in an ending balance at August 31, 2007, of $9.0 million. The Company expects cash payments to be made through November 2008.

Fiscal 2006 Restructuring

On April 26, 2006, in conjunction with the business combination with Intentia, the Company approved a plan designed to eliminate employee redundancies in both Intentia and legacy Lawson.

Fiscal 2006 Legacy Lawson. The plan for legacy Lawson includes the reduction of approximately 60 employees in the U.S. and United Kingdom (U.K.) and the exit or reduction in space for leases in certain facilities. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and consulting. As of May 31, 2007, the Company had a reserve of $2.6 million for both severance and associated benefits and the reserve for the exit or reduction of leased facilities. For the three months ended August 31, 2007, cash payments were made for the exit of leased facilities and certain adjustments were made to the severance and associated benefits provision, resulting in an ending balance at August 31, 2007 of $2.4 million for the exit or reduction of leased facilities. Actions relating to severance were completed in the first quarter of fiscal 2008. The Company expects cash payments for the exit of leased facilities to be made through July 2011.

Fiscal 2006 Intentia. The plan for Intentia includes the reduction of approximately 125 employees in the EMEA and APAC regions and the exit or reduction in space for leases in certain facilities. The reduction of employees includes employees who work in all functional areas of the Company. As of May 31, 2007, the Company had a reserve of $11.3 million for both severance and associated benefits and reserves for the exit or reduction of leased facilities. For the three months ended August 31, 2007, $0.3 million of cash payments were made for severance and associated benefits and $0.5 million of cash payments were made for the exit of leased facilities. For the three months ended August 31, 2007, the accrual for the lease exit costs was adjusted by $0.4 million, as a result of a change to the plan. This resulted in an ending balance as of August 31, 2007 for both severance and associated benefits and the reserve for the exit or reduction of leased facilities of

$10.1 million. The Company expects cash payments for severance and associated benefits to be made through January 2008 and cash payments for the exit of leased facilities to be made through December 2009.

The Company expects to see cost savings as a result of the restructuring plans with a reduction in cost of revenue and operating expenses in future periods resulting from lower facility lease expense and reduced headcount.

3.             SHARE-BASED COMPENSATION

We account for shared-based compensation awards in accordance with the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123 (R)), which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. We recognized share-based compensation expense of $2.0 million, or $1.2 million net of tax, in our Condensed Consolidated Statements of Operations for the three months ended August 31, 2007 as compared to compensation expense of $2.1 million, or $1.4 million net of tax, for the three months ended August 31, 2006.

The following table presents the statement of earnings classification of stock-based compensation expense, for options, restricted stock awards and the Employee Stock Purchase Plan, recognized for the three months ended August 31, 2007 and 2006:

	Three	Three
	Months Ended	Months Ended
	August 31, 2007	August 31, 2006
	(in thousands)	(in thousands)

Cost of revenues	$265	$236
Research and development	164	176
Sales and marketing	367	411
General and administrative	1,232	1,261
Stock-based compensation expense before income taxes	$2,028	$2,084
Income tax benefit	(785)	(705)
Total stock-based compensation expense after income taxes	$1,243	$1,379

Unrecognized compensation expense related to outstanding stock options as of August 31, 2007, was $13.9 million and is expected to be recognized over a weighted average period of 3.15 years and will be adjusted for any future changes in estimated forfeitures.

Unrecognized compensation expense related to restricted stock awards as of August 31, 2007 was $4.4 million and is expected to be recognized over a weighted average period of 2.37 years and will be adjusted for any future changes in estimated forfeitures.

4.             TRADE ACCOUNTS RECEIVABLE

The components of trade accounts receivable at August 31, 2007 and May 31, 2007 were as follows (in thousands):

	As of	As of
	August 31,	May 31,
	2007	2007
Trade account receivables	$119,082	$147,771
Unbilled account receivables	26,843	25,083
Less: allowance for doubtful accounts	(10,512)	(9,907)
Net trade accounts receivable	$135,413	$162,947

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to the customer because the amounts were earned but not contractually billable as of the balance sheet date.

5.             GOODWILL AND INTANGIBLE ASSETS

The change, in the carrying amount of goodwill for the three months ended August 31, 2007, are as follows (in thousands):

Balance, May 31, 2007	$483,060
Goodwill adjusted during the quarter	$282
Currency translation effect	4,747
Balance, August 31, 2007	$488,089

Acquired intangible assets subject to amortization were as follows (in thousands):

	August 31, 2007			May 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Estimated
	Amounts	Amortization	Net	Amounts	Amortization	Net	useful lives
Maintenance contracts	$22,940	$12,643	$10,297	$22,940	$11,822	$11,118	Term
Technology	92,820	25,984	66,836	91,555	22,541	69,014	3-10 years
Client lists	10,807	6,246	4,561	10,765	5,937	4,828	4-10 years
Customer relationships	49,965	7,582	42,383	49,492	5,371	44,121	12 years
Trademarks	5,337	3,304	2,033	5,281	2,514	2,767	2 years
Order backlog	5,925	5,925	—	5,861	5,861	—	1 year
Non-compete agreements	3,873	2,495	1,378	3,834	2,226	1,608	5 years
	$191,667	$64,179	$127,488	$189,728	$56,272	$133,456

The Company amortizes its intangible assets using accelerated and straight-line methods, which approximate the proportion of future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset. For the three months ended August 31, 2007 and 2006, amortization expense for intangible assets was $7.5 million and $7.4 million, respectively. Amortization expense is reported in cost of license fees, cost of services and amortization of acquired intangibles, in the accompanying Condensed Consolidated Statements of Operations.

The estimated future amortization expense for identified intangible assets is as follows (in thousands):

2008 (remaining 9 months)	$20,765
2009	21,636
2010	18,314
2011	15,619
2012	12,428
Thereafter	38,726
$127,488

6.                                      DEFERRED REVENUE

The components of deferred revenue at August 31, 2007 and May 31, 2007 were as follows (in thousands):

	As of	As of
	August 31,	May 31,
	2007	2007
License	$35,332	$35,497
Maintenance	185,714	215,480
Consulting	15,232	12,427
Total deferred revenue	236,278	263,404
Less current portion	$(225,640)	(247,587)
Long-term portion of deferred revenue	$10,638	$15,817

7.             LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	August 31,	May 31,
	2007	2007
Senior convertible notes, 2.5% due 2012	$240,000	$240,000
Car loans, interest at average rate of 4.6% due in 2 to 3 years	6,111	6,010
Capital lease obligations, interest at 7.9%, due in 5 to 9 years	2,218	2,540
	248,329	248,550
Less current maturities	(3,409)	(3,322)
Total long-term debt	$244,920	$245,228

Senior Convertible Notes

In April, 2007, the Company issued $240 million in aggregate principal amount of 2.50% senior convertible notes (the notes) with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012. The notes bear interest at a rate of 2.50% per annum, which is payable semi-annually in arrears, on April 15 and October 15 of each year, beginning October 15, 2007. The notes do not contain any restrictive financial covenants. See our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 and Note 1 for additional information.

8.             INCOME TAXES

On June 1, 2007, we adopted the provisions of FASB Interpretation No. FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB statement No. 109 (FIN 48). As a result of implementation, there was no impact to retained earnings for unrecognized tax benefits that would be accounted for as a cumulative effect adjustment. The balance of unrecognized tax benefits at adoption, exclusive of interest, is $10.3 million of which $4.6 million would affect earnings if recognized. We recognize interest accrued related to unrecognized tax benefits in tax expense. Penalties, if incurred, would be recognized as a component of tax expense. As of June 1, 2007, we did not have any required interest expense accrued related to uncertain tax benefits given the Company’s prior years’ net operating loss carryforward position. For the quarter ended August 31, 2007, an immaterial amount of interest was accrued related to unrecognized tax benefits.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. The material jurisdictions that are subject to examination by the taxing authorities primarily include the U.S., UK, Denmark and Sweden and are generally for tax years 2003 and forward. We are currently under examination by certain tax authorities in a few foreign jurisdictions. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater or less than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. We do not expect the amount of unrecognized tax benefits or cash payments related to these obligations will significantly change over the next 12 months.

The quarterly tax expense is measured using an estimated annual tax rate for the period. At August 31, 2007, the Company’s estimated annual global effective tax rate was 43.6% after considering those entities for which no tax benefit is expected to occur during the year as a result of such entities requiring a full valuation allowance against current year losses.

The Company’s income tax expense for the three months ended August 31, 2007 was $4.4 million which resulted in an overall effective tax rate of 44.1% for the quarter. This rate is slightly higher than the expected annual effective tax rate due to accruing interest expense for the quarter related to uncertain tax positions and recording discrete items related to various jurisdictional statutory tax rate changes. The Company’s income tax expense for the three months ended August 31, 2006 was $2.5 million. The overall effective tax rate for that quarter was not meaningful due to the Company recording a tax expense on a quarterly net loss pursuant to recording tax valuation allowances for certain net operating losses. The increase in income tax expense for the three months ended August 31, 2007 as compared to August 31, 2006 primarily relates to increased profitability.

The Company reviews its annual tax rate on a quarterly basis and makes any necessary changes. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income; changes in the jurisdictional mix of the forecasted annual operating income; positive or negative changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from enacted tax law changes.  The Company identifies items which are unusual and non-recurring in nature, and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

9.             PER SHARE DATA

Basic earnings per share is computed using the net income (or loss) and the weighted average number of common shares outstanding. Diluted earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares to be issued upon the exercise of stock options and warrants, vesting of restricted stock units and conversion of the senior convertible notes. The following table sets forth the computation of the basic and diluted net income per share (in thousands, except per share amounts).

	Three Months Ended August 31,
	2007	2006
Basic earnings per share computation:

Net income (loss)	$5,581	$(15,792)
Weighted average common shares- basic	181,512	185,845
Basic net income (loss) per share	$0.03	$(0.08)

Diluted earnings per share computation:

Net income (loss)	$5,581	$(15,792)
Shares calculation:
Weighted average common shares	181,512	185,845
Effect of share-based awards	3,604	—
Weighted average common shares - diluted	185,116	185,845
Diluted net income (loss) per share	$0.03	$(0.08)

Potential dilutive shares of common stock related to share-based compensation and warrants that were excluded from the diluted net income per share computations were 32.3 million and 13.6 million as of August 31, 2007 and 2006, respectively. Certain potentially dilutive shares of common stock were excluded from the diluted earnings per share computation because their exercise prices were greater than the average market price of the common shares during the period and were therefore not dilutive. Potential dilutive shares of common stock were excluded from periods with a net loss because they were anti-dilutive. The potential dilutive shares also increased from fiscal 2006 to fiscal 2007 as a result of the warrants sold in connection with the issuance of the senior convertible notes in the fourth quarter of fiscal 2007.

The 2.5% senior convertible notes are convertible under certain circumstances, at the holder’s option, into cash and, if applicable, shares of common stock based on an initial conversion rate of 83.2293 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $12.02. The conversion rate may be adjusted from time to time in certain instances. The notes are not currently dilutive to earnings per share as they are only dilutive when the common stock price exceeds the conversion price.

We use the treasury stock method to calculate the weighted-average shares used in the diluted earnings per share computation. Under the treasury stock method, the assumed proceeds calculation includes: (a) the actual proceeds to be received from the employee upon exercise, (b) the average unrecognized compensation cost during the period and (c) any tax benefits that will be credited upon exercise to additional paid-in capital. We determine whether our windfall pool of available excess tax benefits is sufficient to absorb the shortfall. If so, the effect of the hypothetical deferred tax asset write-off reduces the assumed proceeds in the treasury stock calculation. If there was no pool of available excess tax benefits, or if the amount of the pool was insufficient to absorb the entire hypothetical deficient tax deduction, the amount of the deficiency that would be charged to income tax expense would not considered to be a reduction of the assumed proceeds. Currently, we have determined that we have sufficient windfall pool available.

10.          COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of comprehensive income (loss) (in thousands):

	Three Months Ended August 31,
	2007	2006
Net income (loss)	$5,581	$(15,792)
Unrealized gain (loss) on available-for-sale investments, net of taxes of $16 and $20 as of August 31, 2007 and 2006, respectively	25	30
Net foreign currency translation adjustment	6,709	(1,261)
Other comprehensive income (loss)	6,734	(1,231)
Comprehensive income (loss)	$12,315	$(17,023)

Total accumulated other comprehensive income and its components at August 31, 2007 and May 31, 2007 are as follows:

	Three Months	Fiscal Year
	Ended	Ended
	August 31,	May 31,
	2007	2007
Foreign currency translation adjustment	$42,666	$35,958
Unrealized gain (loss) on available-for-sale investments	14	(12)
Accumulated other comprehensive income	$42,680	$35,946

11.          COMMITMENTS AND CONTINGENCIES

Employment Agreements and Executive Change in Control Severance Pay Plans

The Company has entered into various employment agreements with certain executives and employees of the Company and has adopted executive change in control severance pay plans. These arrangements provide for severance payments subject to certain conditions and events.

Indemnification and Guarantee Agreements

The Company licenses its software products to customers under end user license agreements and to certain resellers or other business partners under business partner agreements. These agreements generally include certain provisions for indemnifying the customer or business partner against losses, expenses and liabilities from damages that may be awarded against them if our software, or the third-party-owned software the Company resells, is found to infringe a patent, copyright, trademark or other proprietary right of a third-party. These agreements generally limit the Company’s indemnification obligations based on industry-standards and geographical parameters and give the Company the right to replace an infringing product. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company believes its internal development processes and other practices limit its exposure under these indemnification provisions. In addition, the invention and nondisclosure agreements signed by the Company’s employees assign to it various intellectual property rights. There are no pending litigations for which the Company is required to provide indemnification under these agreements. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of August 31, 2007.

The Company enters into services agreements with customers for the implementation of its software. The Company also may subcontract those services to its business partners. From time to time, the Company includes in those services agreements, certain provisions for indemnifying the customer against losses, expenses and liabilities from those services, including, for example, personal injury or tangible property damage. Lease agreements and other contracts with the Company’s vendors may also impose similar indemnification obligations on the Company for personal injury, tangible property damage or other claims. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general liability and umbrella insurance policies that enable it to recover a portion of certain amounts paid. There is no pending litigation for which the Company is required to provide indemnification under these agreements. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of August 31, 2007.

The Company has arrangements with certain vendors whereby it guarantees the expenses incurred by certain of its employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. Unless otherwise limited in the contract, the Company would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not significant. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of August 31, 2007.

The Company has arrangements with certain customers whereby the Company guarantees the products and services purchased by these customers will operate materially and substantially as described in the documentation that is provided.

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

Legal

We are subject to various legal proceedings and the risk of litigation by employees, customers, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. Management is of the opinion that the outcome of such legal actions will not have a significant adverse effect on the Company’s financial postion, results of operations or cash flows. We have also accumulated information regarding Intentia customer claims and disputes that arose before the acquisition. These reserves are recorded at present value and are expected to be consumed through a combination of cash payments, accounts receivable write-offs and free services over the next 12 to 24 months. Because the reserves are recorded at present value, an aggregate $0.3 million of interest accretion was recorded in the three months ended August 31, 2007. As of August 31, 2007 and May 31, 2007, we had an accrual of $14.5 million and $18.3 million, respectively, related to the Intentia disputes that arose before the acquisition.

We expense our defense costs during the period when incurred. If the aggregate settlement costs or judgments exceed the fair value estimate established as part of the purchase price adjustment, the overage would be expensed in the period when incurred. We are, and from time to time may become, involved in other litigation in the normal course of business concerning our products and services. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any one of these legal matters will have a material adverse effect on our financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

IBM Agreement

In fiscal 2005, the Company and International Business Machines Corporation (IBM) entered into an OEM Software Agreement that was modified in the second quarter of 2006 and again in the third quarter of 2007 and a Master Relationship Agreement (MRA). Under these agreements, the Company resells its business applications in conjunction with IBM’s open standards-based software and the companies jointly market these software solutions. The MRA governs the joint marketing activities and has a three-year term. During the term of the modified OEM Software Agreement, the Company pays royalties to IBM for the licensing of IBM programs to each applicable existing and new customer of the Company and pays IBM annual maintenance fees for each applicable Lawson customer. The modified OEM Software Agreement has an initial term of three years, commencing September 2005, and may be extended by the Company for two additional one-year terms. During the initial three-year term, the Company has agreed to pay certain minimum quarterly and annual royalties to IBM. Total commitments under the modified OEM Software Agreement approximate $9.5 million over the three-year term. The Company may elect to terminate the OEM Software Agreement for convenience upon 90 days advance notice to IBM. If the Company elects early termination at any time during the three-year term, the terms of the agreement require the Company to pay IBM any unpaid minimum royalties through the date of termination plus a prorated share of the guaranteed annual minimum payment due for the year in which the termination occurred. During the fourth quarter of Fiscal 2007, the Company’s sales exceeded the minimum royalty payment requirement. As a result, an additional royalty payment was made in the first quarter of fiscal 2008. The Company has made cash payments of $3.5 million during the three months ended August 31, 2007 and $9.2 million according to terms of the modified OEM Software Agreement throughout the life of the agreement through August 31, 2007. The payments were recorded as other assets—long-term which under SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed (SFAS 86), will be amortized to costs of license fees over the earlier of the time period in which units are sold or the useful life. In addition, the Company recorded $0.5 million of expense in the three months ended August 31, 2007 representing third-party license fees related to this arrangement.

Symphony Agreement (former Intentia)

In May 2005, former Intentia entered a Master Offshoring Agreement (the Agreement) with Symphony Service Corp., referred to as Symphony Services, an affiliate of Symphony Technology Group, LLC, a shareholder of Lawson and Symphony Technology II-A,L.P., pursuant to which Symphony Services agreed to provide Intentia both product development and customer support resources for an initial five-year term. The agreement was not affected by the consummation of the business combination with Lawson. It is believed that the Agreement will enable the Company to achieve significant quality improvements and better customer service without increasing total spending on product development and customer support and was part of a business transformation plan approved by Intentia in July 2004. Under terms of the Agreement, the Company is contractually obligated to pay for a stated minimum level of resources employed to provide services for the first three years of the Agreement, after which either party may terminate the Agreement by delivery of a six-month advanced written notification. If the Company elects to terminate the Agreement after the first three years, it would be required to pay a buyout fee equal to six months of resource costs under the Agreement. As of August 31, 2007, the remaining minimum obligation level is approximately $2.8 million through the original three-year term which ends in May 2008. Symphony has been paid $7.7 million since the Agreement’s inception through August 31, 2007. Romesh Wadwani is a member of the Board of Directors of Lawson and is a partner of Symphony Technology Group, LLC.

IBM Agreement (former Intentia)

In May 2005, former Intentia entered into a Master Offshoring Agreement (the IBM AB Agreement) with IBM Svenska AB (IBM AB) in which IBM AB agreed to provide Intentia cost efficient, high quality software development services and governs the joint development activities. The IBM Agreement has an initial term of five years, and may be extended in one or more additional eighteen month period(s), provided that the parties mutually agree to such renewal in writing at least six months prior to the expiration of the then-current term. The IBM AB agreement was not affected by the consummation of the business combination with Lawson. For the duration of the term of the IBM AB Agreement, the Company is obligated for minimum staffing levels and resources defined by the IBM Agreement at an annual cost of approximately $1.2 million. After completion of two and a half years from the date of the agreement, the Company may terminate the IBM AB Agreement for convenience with a six-month advance written notice. However, if the IBM AB Agreement is terminated for convenience before the completion of five years, the Company remains obligated to pay IBM AB any unpaid amounts due for services performed up to the termination or the minimum staffing levels, whichever is greater. As of August 31, 2007 the Company’s total remaining minimum obligation under the IBM AB Agreement is $1.2 million. IBM AB has been paid $4.4 million since the IBM AB Agreement’s inception through August 31, 2007.

12.                               SEGMENT AND GEOGRAPHIC AREAS

The Company views its operations and manages its business as one reportable segment, the development and marketing of computer software and related services including consulting and maintenance and customer support. Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. In an effort to achieve greater operational scale and leverage costs with the acquisition of Intentia, the Company has and will continue to integrate the operations that support the Intentia M3 products and the legacy Lawson S3 products under one leadership structure for all verticals. As a result, the financial information utilized to evaluate the business operations combines M3 and S3 initiatives for all verticals for product sales, consulting services and maintenance and customer support. The Company markets its products and services through the Company’s offices in the U.S. and its wholly-owned branches and subsidiaries operating in the Americas, EMEA and APAC. The following tables present revenues and long-lived tangible assets summarized by geographic region (in thousands):

Revenues	Geographical Region
Three months ended August 31, 2007	Americas	APAC	EMEA	Total
License fees	$13,040	$1,595	$10,825	$25,460
Services:
Maintenance	51,527	1,808	25,179	78,514
Consulting	39,414	3,217	40,803	83,434
Total services	90,941	5,025	65,982	161,948
Total revenues	$103,981	$6,620	$76,807	$187,408

Revenues	Geographical Region
Three months ended August 31, 2006	Americas	APAC	EMEA	Total
License fees	$11,835	$235	$4,698	$16,768
Services:
Maintenance	48,992	1,578	19,014	69,584
Consulting	33,658	4,199	37,628	75,485
Total services	82,650	5,777	56,642	145,069
Total revenues	$94,485	$6,012	$61,340	$161,837

Total revenues attributable to the U.S. were $100.7 million and $92.8 million for the quarters ended August 31, 2007 and 2006, respectively, and revenues attributable to Sweden were $21.9 million and $17.7 million for the quarters ended August 31, 2007 and 2006, respectively. No other countries reported revenues exceeding 10 percent of consolidated revenues.

The following table presents long-lived tangible assets, which consists of property and equipment, summarized by geographic region (in thousands):

	Geographical Region
Long-lived tangible assets	Americas	APAC	EMEA	Total
As of August 31, 2007	$10,078	$5,121	$16,524	$31,723
As of May 31, 2007	$9,873	$4,149	$16,857	$30,879

U.S. long-lived tangible assets were $10.0 million and $9.8 million as of August 31, 2007 and May 31, 2007, respectively. Sweden long-lived assets were $11.1 and $11.5 million as of August 31, 2007 and May 31, 2007, respectively. Philippines long-lived assets were $3.6 million and $2.9 million as of August 31, 2007 and May 31, 2007, respectively. Besides the U.S., Sweden and Philippines, no other countries reported long-lived assets exceeding 10 percent of consolidated long-lived assets.

13.          REPURCHASE OF COMMON SHARES AND RELATED PARTY TRANSACTIONS

On November 13, 2006, the Company announced that the Board of Directors approved a share repurchase of up to $100 million of common stock, which was subsequently increased to $200 million by the Board of Directors in April of 2007. The share repurchase will continue to be funded using the Company’s existing cash balance and future cash flows, and will occur through open market purchases, privately negotiated transactions and/or transactions structured through investment banking institutions as permitted by securities laws and other legal requirements. Market conditions will influence the timing of the buyback and the number of shares repurchased. From inception of the repurchase program to August 31, 2007, we used $108.5 million to repurchase 12.2 million shares at an average price of $8.92 of which $53.7 million was used to repurchase 5.8 million shares at an average price of $9.26 in the first quarter of fiscal 2008. Included in the first quarter of fiscal 2008 purchases were 1.1 million shares purchased from Lawson Family Investment Company, Ltd, an entity affiliated with H. Richard Lawson, founder, co-chairman and a director of the company. In addition 2.9 million shares were purchased from Symphony Technology Group, a principal stockholder of the Company. Dr. Romesh Wadhwani is co-chairman and a director of the Company and the founder and managing partner of Symphony Technology Group. These shares were purchased at $9.20 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provisions of 327A of the SEC Act and 21E of the SEC Exchange Act of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions and the expected impact of recently issued accounting pronouncements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2007. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this report on Form 10-Q and in other documents the Company files from time to time with the Securities and Exchange Commission.

Business Overview

The Company provides business application software, consulting and maintenance to customers primarily in the services sector, trade industries and manufacturing/distribution sectors. In the manufacturing sector we serve both process manufacturing and discrete manufacturing. In the service sector we serve both asset-intensive and labor-intensive services. We operate as one business segment focused on broad sectors. We specialize in specific markets including healthcare, public services, retail, financial services, food and beverage, manufacturing and wholesale distribution. Our software includes enterprise financial management, human capital management, business intelligence, asset management, enterprise performance management, supply chain management, service management, manufacturing operations, business project management and industry-tailored applications. Our applications help automate and integrate critical business processes which enables our customers to collaborate with their partners, suppliers and employees. We support our customers’ use of our applications through consulting services which primarily help our customers implement their Lawson applications, and through our maintenance program which provides on-going support and product updates for our customers’ continued use of our applications.

Management Overview

Revenues for the first quarter of fiscal 2008 grew in all geographies as compared to the first quarter of fiscal 2007, showing the global nature of our business.  The Americas continue to drive more than half our revenues at 55 percent.  The EMEA region represented 41 percent of total revenues.  The remaining four percent of our revenues were generated in the Asia Pacific region.

Revenues also increased in every product line.  License revenue growth was driven by revenue increases from contracting in the current quarter as well as a benefit from deferred revenue from prior periods.  Demand for our consulting services continues to be high.  Maintenance revenue also grew.  Gross margins increased reflecting the benefit of higher license revenue as well as improved consulting margins.  Reduced operating expenses, as a percent of revenues, also contributed to improved margins.  Higher sales and marketing expenses, reflecting increased investment in customer relations, were offset by a decrease in general and administrative and research and development expenses, as a percent of revenue.

The U.S. dollar weakened relative to other major international currencies in the three months ended August 31, 2007, when compared with rates in the three months ended August 31, 2006, contributing three percent of the 15.8 percent year-over-year revenue growth. The currency fluctuations also had the effect of increasing costs of revenues and expenses as reported in U.S. dollars by approximately $6.0 million.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates as disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2007.

Results of Operations

The following table sets forth certain line items in our Condensed Consolidated Statements of Operations as a percentage of total revenues and the period-over-period growth for the periods indicated:

	Percent of Total Revenue Three Months Ended August 31,		Percent of Dollar Change Quarter over
	2007	2006	Quarter

Revenues:
License fees	13.6%	10.4%	51.8%
Maintenance	41.9	43.0	12.8
Consulting	44.5	46.6	10.5
Total revenues	100.0	100.0	15.8

Cost of revenues:
Cost of license fees	3.6	3.1	33.9
Cost of maintenance	8.4	9.1	6.6
Cost of consulting	38.0	43.1	2.1
Total cost of revenues	50.0	55.3	4.7

Gross margin	50.0	44.7	29.6

Operating expenses:
Research and development	9.2	12.5	(15.0)
Sales and marketing	22.6	22.8	14.6
General and administrative	13.7	16.1	(1.0)
Restructuring	(0.1)	2.1	NM	*
Amortization of acquired intangibles	1.7	1.5	34.6
Total operating expenses	47.1	55.0	(0.7)

Operating income (loss)	2.9	(10.3)	NM	*

Other income (loss)	2.4	2.1	36.1
Income before income taxes	5.3	(8.2)	NM	*
Provision for income taxes	2.3	1.6	72.9
Net income (loss)	3.0%	(9.8)%	NM	*

*Not Meaningful

Revenues

	Three Months Ended August 31,		Fiscal year change 2007 vs. 2006
(in thousands)	2007	2006	Dollars	Percent

Revenues:
License fees	$25,460	$16,768	$8,692	51.8%
Maintenance	78,514	69,584	8,930	12.8%
Consulting	83,434	75,485	7,949	10.5%
Total revenues	$187,408	$161,837	$25,571	15.8%

Total Revenues.   We generate revenues from licensing software, providing maintenance for previously licensed products and providing consulting services. We generally utilize written contracts as the means to establish terms and conditions by which our products, maintenance and consulting services are sold to our customers. Because our maintenance and consulting services are primarily attributable to our licensed products, growth in our maintenance and consulting services is directly tied to the success of our license contracting activity. Total revenues for the first quarter of fiscal 2008 increased 15.8 percent from the first quarter of the prior year. We experienced increases from all revenue streams: license fees, maintenance revenue and service revenue.

License Fees.   Our license fees primarily consist of fees resulting from products licensed to customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

License fee revenues increased $8.7 million or 51.8 percent for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. The growth in license fee revenue was primarily driven by increased deferred license revenue recognition and increased license contracting. Deferred license revenue recognized increased in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 due to a purchase accounting adjustment in connection with the Intentia acquisition. The purchase accounting adjustment reduced the Intentia deferred revenue balance which reduced the amount of deferred revenue recognized in the first quarter of fiscal 2007. This is no longer an impact in fiscal 2008. Also contributing to our increased revenue recognition, was higher up-front license revenue as our average conversion rate improved in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. The total number of licensing transactions increased over the first quarter of fiscal 2007 by 66 to 294 total licensing transactions in the first quarter of fiscal 2008. Deals greater than $1 million increased to six in the first quarter of fiscal 2008 compared to four deals greater than $1million in the first quarter of fiscal 2007. Offsetting these increases was a 21% decrease in the average selling price. In addition, the number of licensing transactions with new customers decreased to 27 in the first quarter of fiscal 2008 compared to 34 in the first quarter of fiscal 2007. This resulted in an increased mix of lower-revenue existing customer deals. License fee revenue as a percentage of total revenues for the first quarter of fiscal 2008 and 2007 was 13.6 percent and 10.4 percent, respectively. We expect license growth to continue in future quarters.

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

Maintenance revenue increased $8.9 million or 12.8 percent for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. These increases were primarily driven by annual price increases and new maintenance agreements. The increase in maintenance revenue was also aided by a reduction in the negative impact associated with the deferred revenue valuation write-down from the Intentia acquisition. Maintenance revenue as a percentage of total revenues for the first quarter of fiscal 2008 and 2007 was 41.9 percent and 43.0 percent, respectively.

Consulting.   Our consulting revenues consist of services related to software installations, software implementations, customized development, and training services to customers who have licensed our products.

Consulting revenue increased $7.9 million or 10.5 percent for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. This increase was driven primarily by a four percent improvement in utilization of resources and an increase in revenue generated by third party consultants. Consulting revenue as a percentage of total revenues for the first quarter of fiscal 2008 and 2007 were 44.5 percent and 46.6 percent, respectively.

Cost of Revenues

	Three Months Ended August 31,		Quarterly change 2007 vs. 2006
(in thousands)	2007	2006	Dollars	Percent

Cost of revenues:
Cost of license fees	$6,753	$5,042	$1,711	33.9%
Cost of maintenance	15,660	14,688	972	6.6%
Cost of consulting	71,226	69,734	1,492	2.1%
Total cost of revenues	$93,639	$89,464	$4,175	4.7%

Gross Profit:
License fees	$18,707	$11,726	$6,981	59.5%
Maintenance	62,854	54,896	7,958	14.5%
Consulting	12,208	5,751	6,457	112.3%
Total	$93,769	$72,373	$21,396	29.6%

Gross Margin:
License fees	73.5%	69.9%
Maintenance	80.1%	78.9%
Consulting	14.6%	7.6%
Total	50.0%	44.7%

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

Cost of license fees increased $1.7 million or 33.9 percent for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. This increase was primarily related to third-party costs and amortization expense. Third-party costs increased primarily due to a one-time purchase of a third-party product specifically for a single customer in the first quarter of fiscal 2008. Amortization expense was higher due to accelerated amortization of intellectual property related to Intentia. Despite the increase in cost of license fees, our gross margin on license revenue increased by 3.6 points to 73.5 percent due to our strong performance in license sales.  Certain of our cost of license fees are more fixed in nature, such as amortization expense.

Cost of Maintenance.   Cost of maintenance includes salaries, employee benefits and related travel, and the overhead costs of providing support services to customers, as well as intangible asset amortization on support contracts purchased in April 2004. Cost of maintenance does not include costs categorized as research and development, consistent with industry practice.

Cost of maintenance increased $1.0 million or 6.6 percent for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. This increase primarily resulted from increased headcount resulting in increased salary, benefits and bonuses. These increases also included the transition expenses related to our expansion of operations at our sourcing facility in Manila. Our gross margins on maintenance revenue increased by 1.2 points to 80.1 percent in the first quarter of fiscal 2008.

Cost of Consulting.   Cost of consulting includes salaries, employee benefits, third-party consulting costs and related travel, and the overhead costs of providing implementation, installation, training and education services to customers. Cost of consulting also includes costs associated with our hardware business.

Cost of consulting increased $1.5 million or 2.1 percent for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. This increase resulted primarily from increased salaries due to a higher headcount and merit increases. These increases were partially offset by a reduction in free service costs. Our gross margins on consulting revenue increased by 7.0 points to 14.6 percent in the first quarter of fiscal 2008 as utilization, cost controls from our off-shoring initiatives and effectiveness improved.

Operating Expenses

	Three Months Ended August 31,		Fiscal year change 2007 vs. 2006
(in thousands)	2007	2006	Dollars	Percent

Operating expenses:
Research and development	$17,286	$20,325	$(3,039)	-15.0%
Sales and marketing	42,291	36,892	5,399	14.6%
General and administrative	25,723	25,990	(267)	-1.0%
Restructuring	(145)	3,392	(3,537)	NM *
Amortization of acquired intangibles	3,216	2,389	827	34.6%
Total operating expenses	$88,371	$88,988	$(617)	-0.7%

* Not Meaningful

Overview. Total operating expenses increased $0.6 million or 0.7 percent for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. The increase in operating expenses was driven by an increase in sales and marketing expense offset by decreases in research and development expense and restructuring expense.

Research and Development.   Research and development expenses consist primarily of salaries, employee benefits, related overhead costs, and consulting fees associated with product development, enhancements and upgrades provided to existing customers under maintenance plans and to new customers, testing, quality assurance and documentation.

Research and development expenses decreased $3.0 million or 15.0 percent for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. This decrease resulted primarily from a reduction in outsourcing research and development activities through our global sourcing partner relationship. Research and development expenses as a percentage of total revenues for the first quarter of fiscal 2008 and 2007 were 9.2 percent and 12.5 percent, respectively.

Sales and Marketing.   Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel and overhead costs related to our sales and marketing personnel, as well as trade show activities, advertising costs and other costs associated with marketing our Company.

Sales and marketing expense increased $5.4 million or 14.6 percent for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. Employee and travel expenses contributed to the increase. Employee expenses  increased primarily due to headcount growth and increased sales incentives. Travel expenses also increased due to increased contracting. Partially offsetting the increase was a decrease in marketing program expense due to discontinued sponsorships. In addition, training expenses decreased. Sales and marketing expenses as a percentage of total revenues for the first quarter of fiscal 2008 and 2007 were 22.6 percent and 22.8 percent, respectively.

General and Administrative.   General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees and bad debt expense.

General and administrative expenses decreased $0.3 million or 1.0 percent, for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. This decrease was the result of simplifying accounting processes and streamlining work through our European shared services center, resulting in decreased fees, expenses and contractor headcount. General and administrative expenses as a percentage of total revenues for the first quarter of fiscal 2008 and 2007 were 13.7 percent and 16.1 percent, respectively.

Restructuring. During the first quarter of fiscal 2008 we recorded adjustments to our restructuring plans which resulted in a benefit or $0.1 million to our restructuring expense for the first quarter of fiscal 2008 as compared to an expense of $3.4 million during the first quarter of fiscal 2007.

On February 28, 2007, the Company’s management completed a roadmap for optimizing the Company’s productivity by enhancing global sourcing capabilities and resources. This roadmap calls for the rebalancing of the Company’s resources between various locations primarily in the United States, Europe and the Company’s global support center in the Philippines. Management envisions the reduction of approximately 350 employees primarily in the Company’s U.S. and European operations over the course of fiscal 2008. This reduction will include employees working in all areas of the Company, predominantly in consulting and research and development. In conjunction with this roadmap and in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112), the Company recorded a charge of $11.9 million. As management takes actions in pursuing these goals, additional charges related to this roadmap which are not in the scope of SFAS 112 may be recorded in future periods, but the timing and extent of these charges are not currently determinable. As of May 31, 2007, the Company had a reserve of $10.5 million for severance and related benefits. For the three months ended August 31, 2007, $1.7 million of severance and associated benefits related to this reserve was paid and $0.2 million of adjustments were made to the reserve resulting in an ending balance at August 31, 2007, of $9.0 million. The Company expects cash payments to be made through November 2008.

On April 26, 2006, in conjunction with the business combination with Intentia, the Company approved a plan designed to eliminate employee redundancies in both Intentia and legacy Lawson.

Fiscal 2006 Legacy Lawson. The plan for legacy Lawson includes the reduction of approximately 60 employees in the U.S. and U.K. and the exit or reduction in space for leases in certain facilities. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and consulting. As of May 31, 2007, the Company had a reserve of $2.6 million for both severance and associated benefits and the reserve for the exit or reduction of leased facilities. For the three months ended August 31, 2007, cash payments were made for the exit of leased facilities and certain adjustments were made to the severance and associated benefits provision, resulting in an ending balance at August 31, 2007 of $2.4 million for the exit or reduction of leased facilities. Actions relating to severance were completed in the first quarter of fiscal 2008. The Company expects cash payments for the exit of leased facilities to be made through July 2011.

Fiscal 2006 Intentia. The plan for Intentia includes the reduction of approximately 125 employees in the EMEA and APAC regions and the exit or reduction in space for leases in certain facilities. The reduction of employees includes employees who work in all functional areas of the Company. As of May 31, 2007, the Company had a reserve of $11.3 million for both severance and associated benefits and reserves for the exit or reduction of leased facilities. For the three months ended August 31, 2007, $0.3 million of cash payments were made for severance and associated benefits and $0.5 million of cash payments were made for the exit of leased facilities. For the three months ended August 31, 2007, the accrual for the lease exit costs was adjusted by $0.4 million, as a result of a change to the plan. This resulted in an ending balance as of August 31, 2007 for both severance and associated benefits and the reserve for the exit or reduction of leased facilities of $10.1 million. The Company expects cash payments for severance and associated benefits to be made through January 2008 and cash payments for the exit of leased facilities to be made through December 2009.

The Company expects to see cost savings as a result of the restructuring plans with a reduction in cost of revenue and operating expenses in future periods resulting from lower facility lease expense and reduced headcount.

Amortization of Acquired Intangibles.   Amortization of acquired intangibles for the three months ended August 31, 2007 was $3.2 million compared with $2.4 million for three months ended August 31, 2006. This amortization primarily relates to the on-going amortization of intangibles acquired in the Intentia merger.

Other Income (Expense), Net

Total other income (expense), net, which consists of interest income earned from cash and marketable securities, interest expense, and other associated costs, increased to $4.6 million for the first quarter of fiscal 2008, from $3.4 million for the same quarter in fiscal 2007.  The increase of $1.2 million was due primarily to a $3.3 million increase in interest income due to higher average investment balances partially offset by an increase of $2.3 million in interest expense, primarily as a result of interest on our $240 million senior convertible notes that were issued in April, 2007.

Provision for Income Taxes

On June 1, 2007, we adopted the provisions of FIN 48. As a result of implementation, there was no impact to retained earnings for unrecognized tax benefits that would be accounted as a cumulative effect adjustment. The balance of unrecognized tax benefits at adoption, exclusive of interest, is $10.3 million of which $4.6 million would affect earnings if recognized. We recognize interest accrued related to unrecognized tax benefits in tax expense. Penalties, if incurred, would be recognized as a component of tax expense. As of June 1, 2007, we did not have any required interest expense accrued related to uncertain tax benefits given the Company’s prior years’ net operating loss carryforward position. For the quarter ended August 31, 2007, an immaterial amount of interest was accrued related to unrecognized tax benefits.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. The material jurisdictions that are subject to examination by the taxing authorities primarily include the U.S., UK, Denmark and Sweden and are generally for tax years 2003 and forward. We are currently under examination by certain taxing authorities in a few foreign jurisdictions. While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. We do not expect the amount of unrecognized tax benefits or cash payments related to these obligations will significantly change over the next 12 months.

The quarterly tax expense is measured using an estimated annual tax rate for the period. At August 31, 2007, the Company’s estimated annual global effective tax rate was 43.6% after considering those entities for which no tax benefit is expected to occur during the year as a result of such entities requiring a full valuation allowance against current year losses.

The Company’s income tax expense for the three months ended August 31, 2007 was $4.4 million which resulted in an overall effective tax rate of 44.1% for the quarter. This rate is slightly higher than the expected annual effective tax rate due to accruing interest expense for the quarter related to uncertain tax positions and recording discrete items related to various jurisdictional statutory tax rate changes. The Company’s income tax expense for the three months ended August 31, 2006 was $2.5 million. The overall effective tax rate for that quarter was not meaningful due to the Company recording a tax expense on a quarterly net loss pursuant to recording tax valuation allowances for certain net operating losses. The increase in income tax expense for the three months ended August 31, 2007 as compared to August 31, 2006 primarily relates to increased profitability.

 The Company reviews its annual tax rate on a quarterly basis and makes any necessary changes. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income; changes in the jurisdictional mix of the forecasted annual operating income; positive or negative changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from enacted tax law changes.  The Company identifies items which are unusual and non-recurring in nature, and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

Liquidity and Capital Resources

	Three Months Ended August 31,
	2007	2006	Change
	(in thousands, except %)

Cash Flow
Cash provided by (used in) operating activities	$(20,603)	$(17,012)	21.1%
Cash provided by (used in) investing activities	$(100,650)	$14,792	N.M	*
Cash provided by (used in) financing activities	$(49,077)	$4,019	N.M	*

*Not Meaningful

Capital Resources	As of August 31, 2007	As of May 31, 2007	Change
Working capital	$289,931	$324,616	(10.7)%
Cash and cash equivalents and marketable securities	$483,089	$553,836	(12.8)%

As of August 31, 2007, we had $483.1 million in cash, cash equivalents and marketable securities and $ 289.9 million in working capital. Our most significant source of operating cash flows is derived from license fees, maintenance and consulting fees related to services provided to our customers. Days sales outstanding (DSO), which is calculated on net receivables at period end divided by revenue for the quarter times 90 days in the quarter, was 65 as of August 31, 2007 and 69 as of May 31, 2007. Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services and facilities.

We believe that cash flows from operations, together with our cash, cash equivalents and marketable securities, will be sufficient to meet our cash requirements for working capital, capital expenditures and investments for the foreseeable future. As part of our business strategy, we may use cash to acquire companies or products from time-to-time to enhance our product lines, which could have a material affect on our capital resources.

Cash flows from operating activities:

Net cash used by operating activities was $20.6 million for the three months ended August 31, 2007, compared with net cash used by operating activities of $17.0 million for the three months ended August 31, 2006.  This increase in cash used by operating activities of $3.6 million was due to net working capital charges of $39.9 million for the three months ended August 31, 2007 compared to $14.9 million for the three months ended August 31, 2006, offset by net income for the three months ended August 31, 2007 of $5.6 million compared to a net loss of $15.8 million for the three months ended August 31, 2006.

The increase in net working capital charges for the three months ended August 31, 2007 as compared to the three months ended August 31, 2006 was primarily related to a decrease in deferred revenue of $29.6 million and a decrease in accrued and other liabilities of $25.2 million offset by a decrease in trade accounts receivable of $28.4 million for the three months ended August 31, 2007 as compared to an increase in deferred revenue of $3.9 million, a decrease in accrued and other liabilities of $13.9 million and a decrease in trade accounts receivable of $6.0 million for the three months ended August 31, 2006. The decrease in accrued and other liabilities for the three months ended August 31, 2007 was primarily related to a reduction in vacation accruals and the payment of sales incentives. The decrease in trade accounts receivable for the three months ended August 31, 2007 was the result of improved DSO, which was 64 for the three months ended August 31, 2007 compared to 84 for the three months ended August 31, 2006.

Cash flows from investing activities:

Net cash used in investing activities was $100.7 million for the three months ended August 31, 2007, compared with net cash provided by investing activities of $14.8 million for the three months ended August 31, 2006. The increase in net cash used in investing activities for the three months ended August 31, 2007 primarily related to the increased purchase of marketable securities.

Cash flows from financing activities:

Net cash used in financing activities was $49.1 million for the three months ended August 31, 2007, compared with net cash provided by financing activities of $4.0 million for the three months ended August 31, 2006. The increase in net cash used in financing activities was primarily related to $53.7 million used to repurchase our common stock as part of the Board of Directors authorized share repurchase program.

Effect of exchange rate changes

Exchange rate changes increased our cash and cash equivalents by $1.0 million for the three months ended August 31, 2007 as compared to a decrease of $0.1 million for the three months ended August 31, 2006.

Uncertainties in the Credit Markets

As of August 31, 2007, we have a total of $178.5 million in marketable securities. In addition, the majority of our cash equivalents consist of investments with maturities of 90 days or less. Our investments are governed by our investment policy, of which objective is to provide as high a level of current income as is consistent with the preservation of capital and the maintenance of liquidity. Approved investments include U.S. Government securities and high-quality investments in corporations and municipalities, including investments in auction rate securities. The recent uncertainties in the credit markets have affected a portion of our holdings in auction rate securities. Auction rate securities provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism allows existing investors either to rollover their holdings, whereby they will continue to own their respective securities, or liquidate their holding by selling such securities at par. Recently, certain of these auctions have not had sufficient buyers to cover investors sell orders, resulting in an unsuccessful auction. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats. As of August 31, 2007, we have identified approximately $57.2 million, out of a total of approximately $90.6 million, of investments in auction rate securities for which the auctions have been unsuccessful.  While the investments in auction rate securities for which the auctions have been unsuccessful.  While the investments in auction rate securities that have unsuccessful auctions are of high credit quality and the respective credit ratings of the securities have not been lowered or put on credit watch, at this time we are uncertain as to when the liquidity issues relating to these investments will improve, but currently expect liquidity within the year. We currently anticipate that our existing cash resources, exclusive of our holdings in unsuccessful auction rate securities, are sufficient to meet our anticipated working capital needs and fund our business plan. We are continuing to monitor the situation, as there is no assurance as to when the market for auction rate securities will stabilize. As of August 31, 2007, we do not believe that it is necessary to adjust the fair value of our portfolio of auction rate securities or to reclassify them as long-term marketable securities on our Condensed Consolidated Balance Sheet.

Repurchase of common shares and related party transactions

On November 13, 2006, the Company announced that the Board of Directors approved a share repurchase of up to $100 million of common stock, which was subsequently increased to $200 million by the Board of Directors in April of 2007. The share repurchase will continue to be funded using the Company’s existing cash balance and future cash flows, and will occur through open market purchases, privately negotiated transactions and/or transactions structured through investment banking institutions as permitted by securities laws and other legal requirements. Market conditions will influence the timing of the buyback and the number of shares repurchased. Through August 31, 2007, we used $108.5 million to repurchase 12.2 million shares at an average price of $8.92 of which $53.7 million was used to repurchase 5.8 million shares at an average price of $9.26 in the first quarter of fiscal 2008. Included in the first quarter of fiscal 2008 purchases were 1.1 million shares purchased from Lawson Family Investment Company, Ltd, an entity affiliated with H. Richard Lawson, founder, co-chairman and a director of the company. In addition 2.9 million shares were purchased from Symphony Technology Group, a principal stockholder of the Company. Dr. Romesh Wadhwani is co-chairman and a director of the Company and the founder and managing partner of Symphony Technology Group. These shares were purchased at $9.20 per share.

Credit Facilities

We have a credit facility that was entered into by the former Intentia on November 1, 2004 and assumed by Lawson. The facility consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $5.8 million (Swedish Kroner (SEK) 40 million). The facility is secured by a corporate letter of guaranty by Lawson Software, Inc. As of August 31, 2007, no amount was outstanding under the guarantee line and $5.8 million was available for use. We also have various other outstanding guarantees totaling $0.4 million with various financial institutions.

Senior Convertible Notes

 In April, 2007, the Company issued $240 million in aggregate principal amount of 2.50% senior convertible notes (the notes) with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012. The notes bear interest at a rate of 2.50% per annum, which is payable semi-annually in arrears, on April 15 and October 15 of each year, beginning October 15, 2007. The notes do not contain any restrictive financial covenants. The notes are convertible, at the holder’s option, into cash and, if applicable, shares of common stock based on an initial conversion rate of 83.2293 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $12.02 (which reflects a 35% conversion premium based on the closing sale price of $8.90 per share of common stock on the Nasdaq Global Select Market on April 17, 2007). The Company effectively raised the conversion price to approximately $15.58 per share (which reflects a 75% premium when compared to the closing sale price of $8.90 per share) by simultaneously entering into separate agreements to purchase call options and sell warrants. In connection with the issuance of the notes, the Company entered into a registration rights agreement with the initial purchasers of the notes. On August 16, 2007, the Company filed the shelf registration statement, which became effective on that date. See our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 for additional information.

Restricted Cash

The Company has $7.0 million held as restricted cash as of August 31, 2007. Approximately $6.0 million of this relates to collateral to secure a bank guarantee for the settlement of the purchase of the remaining shares of Intentia. The arbitration process associated with the settlement of the un-tendered shares of Intentia requires the Company to maintain a specified amount in escrow, although the amount may not be indicative of the purchase. The remaining balance of $1.0 million relates to various guarantees of the Company’s properties worldwide. Of the $7.0 million in restricted cash, we expect $0.3 million to be paid within one year. The remaining restricted cash has been classified as a non-current asset on the Condensed Consolidated Balance Sheets.

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in the Company’s Annual Report on Form 10-K for the year ended May 31, 2007, total contractual obligations at May 31, 2007 was $406.8 million, which would not have included an estimated FIN 48 impact. The total liability for uncertain tax positions under FIN 48 at August 31, 2007 is $4.6 million. We do not expect the amount of unrecognized tax benefits or cash payments related to these obligations will significantly change over the next 12 months (refer to Note 8 for further discussion).

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities, related parties or other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of August 31, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of August 31, 2007, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2007 and 2017. Rent expense under operating leases for the three months ended August 31, 2007 and 2006 was $7.6 million and $7.9 million, respectively.

Foreign Currency

The Company has a potential risk of loss arising from adverse changes in foreign currency exchange rates due to a large portion of our revenue being denominated in foreign currencies. The Company manages foreign currency market risk, from time-to-time, using forward contracts to offset the risk associated with the effects of certain foreign currency exposures.  These foreign currency exposures are primarily associated with non-functional currency accounts receivable and accounts payable and inter-company transactions in non-functional currencies.  Increases or decreases in our foreign currency exposures are expected to be offset by gains or losses on forward contracts.  This is expected to mitigate the possibility of significant foreign currency transaction gains or losses in future periods.

We do not use forward contracts for trading purposes.  All outstanding foreign currency forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in the Condensed Consolidated Statement of Operations.  Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. A net foreign exchange loss of $0.7 million was recorded in the Condensed Consolidated Statement of Operations for the three months ended August 31, 2007. As of August 31, 2007, the net fair value of foreign currency forward contracts was a $1.2 million net asset and is included in prepaid expenses and other assets in the Condensed Consolidated Balance Sheets.   As of August 31, 2006, the net fair value of our derivatives was $0.8 million, $1.0 million is included in prepaid expenses and other assets and $0.2 million is included in other accrued liabilities in the Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No FIN 48, Accounting for uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file a tax return in a particular jurisdiction. On June 1, 2007, we adopted the recognition and disclosure provisions of FIN 48. Please refer to Note 8 for additional information regarding the impact of our adoption of FIN 48.

In February 2007, the FASB issues SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159), which becomes effective for fiscal periods beginning after November 15, 2007. Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. The Company is currently evaluating the potential impact of adopting SFAS 159 on its financial statements.

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

Proposed Accounting Pronouncement

In July 2007, the FASB released a proposal that would alter the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements, which would impact the accounting associated with the Company’s existing $240 million senior convertible notes. If adopted, this proposal would require the company to recognize non-cash interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. The proposal was issued for a 45-day comment period that ends on October 15, 2007. If approved, the proposal would be effective for fiscal years beginning after December 15, 2007. The Company is monitoring the developments of this proposal and is evaluating the potential impact it will have on its financial statements.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in our Annual Report on Form 10-K for the year ended May 31, 2007, our major market risk exposure relates to adverse fluctuations in interest rates with respect to our senior convertible notes and adverse changes in foreign currency exchange rates. We believe our exposure associated with these market risks has not changed materially since May 31, 2007. In addition, there have not been any material changes to our underling derivates or debt. See our discussion relating to auction rate securities in Part I, Item II under Uncertainties in the Credit Markets in this Form 10-Q.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report.  Based on that evaluation, due to consideration of the material weakness in our internal control over financial reporting discussed below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of August 31, 2007.

As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007, Management determined that a material weakness in our internal control over financial reporting exists as of May 31, 2007 relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with U.S. GAAP. This control deficiency resulted in adjustments, including audit adjustments in order for the Company to comply with U.S. GAAP. Additionally, this control deficiency could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis.

Management’s Actions and Plans for Remediation

In order to compensate for a lack of adequate finance and accounting staff at Intentia, management implemented transitional controls that utilized existing staff at the Company’s corporate headquarters based in St. Paul, Minnesota to perform the U.S. GAAP accounting requirements for Intentia. The transitional controls put in place in the first quarter of fiscal 2007 surrounding Intentia caused additional strain on our financial reporting function resulting in the operating effectiveness of the overall finance and accounting personnel to become inadequate in the first quarter of fiscal 2007 and remain inadequate as of August 31, 2007.

As a result of the material weakness in our internal control over financial reporting, management has implemented, or will implement, the following changes in our internal control over financial reporting relating to the lack of a sufficient number of qualified accounting personnel needed to apply the Company’s accounting policies in accordance with U.S. GAAP. These changes were partially implemented during fiscal 2007 and are expected to affect the effectiveness of Lawson’s internal control over financial reporting. We intend to continue our efforts to remediate the aforementioned material weakness in our internal control over financial reporting which still exists at August 31, 2007. In particular, management has implemented, or will implement, the following:

•                  Establishing shared service centers in Europe and the Asia Pacific region to reduce the number of accounting and finance processing centers around the world. Many of the people that have been newly hired are new employees of these shared service centers and are completing their training. In the first quarter of fiscal 2008, we began moving portions of the local processes to our shared service centers. By the end of fiscal 2008, we expect to be largely complete with this transition.

•                  Conduct training and improve processes associated with journal entry postings, full month-end close processes and Sarbanes-Oxley compliance.

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

In light of the material weakness in our internal control over financial reporting as of August 31, 2007, the Company has performed additional analyses and other post-closing procedures in an effort to ensure that our Condensed Consolidated Financial Statements included in this Report as of and for the quarter ended August 31, 2007 have been prepared in accordance with U.S. GAAP. We will continue to perform the additional analyses and other post-closing procedures to mitigate the risk of potential material misstatements of the Company’s financial statements in future periods.

Changes in Internal Control over Financial Reporting

As a result of the material weakness described above, we have implemented the following changes in our internal control in the most recently completed fiscal quarter:

•                  Hired additional and permanent accounting and finance personnel, including key leadership roles which include the following:

•                  Corporate Controller

•                  Director of Financial Reporting

•                  Hired additional and permanent finance department leadership and personnel for our Internal Audit and Sarbanes-Oxley compliance functions with audit and controls expertise that have appropriate accounting backgrounds and understand U.S. GAAP reporting requirements.

•                  Expanded the legacy Lawson financial controls processes to the legacy Intentia financial reporting organization, including changes to the record-keeping processes that support U.S. GAAP reporting requirements.

•                  Reallocated responsibilities within the legacy Lawson St. Paul, Minnesota based Finance organization to properly address financial reporting and technical accounting matters encountered in International locations. These responsibilities will be allocated back to our international shared services centers as the teams are built and trained.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

The Company’s risk factors were documented in Item 1A of Part I of its Annual Report on Form 10-K for the fiscal year ended May 31, 2007. There have been no material changes to the Company’s risk factors since the filing of that report. See our discussion relating to auction rate securities in Part I, Item II under Uncertainties in the Credit markets in this Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Use of Proceeds

As of August 31, 2007, we held $37.0 million of net proceeds from our initial public offering in interest-bearing investment grade securities. During the three months ended August 31, 2007, we used approximately $4.0 million for capital expenditures and $0.3 million for repayment of debt.

 (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of our stock in the three months ended August 31, 2007:

			(c)	(d)
Period	(a) Total Nmber of Shares	(b) Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

June 1, 2007 - June 31, 2007	—	$0.00	—	$145,129,905

July 1, 2007 - July 31, 2007	4,457,605	$9.22	4,457,605	$104,008,741

August 1, 2007 - August 31, 2007	1,336,538	$9.38	1,336,538	$91,466,983

Total Fiscal 2008 First Quarter	5,794,143	$9.26	5,794,143

(1) On November 13, 2006, the Company announced that the Board of Directors approved a share repurchase of up to $100 million of common stock. The Board of Directors increased this maximum to $200 million in April 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits

	12.1	Computation of Ratio of Earnings to Fixed Charges

	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Harry Debes.

	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Robert A. Schreisheim.

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Harry Debes.

	32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Robert A. Schreisheim.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 5, 2007

LAWSON SOFTWARE, INC.

	By:	/s/ ROBERT A. SCHRIESHEIM
Robert A. Schriesheim
Executive Vice President and Chief Financial Officer
(principal financial officer)

	By:	/s/ STEFAN B. SCHULZ
Stefan B. Schulz
Senior Vice President and Global Controller
(principal financial officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Harry Debes.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Robert A. Schreisheim.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Harry Debes.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Robert A. Schreisheim.