Form 10-Q
period 2007-11-30
Lawson Software, Inc.
filed 2008-01-08
CIK 1344632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2007

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

The number of shares of the registrant’s common stock outstanding as of December 28, 2007 was 178,649,137.

LAWSON SOFTWARE, INC.

Form 10-Q
Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	November 30,	May 31,
	2007	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$337,803	$473,963
Restricted cash, current	6,806	555
Marketable securities	25,829	74,995
Trade accounts receivable, net	158,535	162,947
Income taxes receivable	8,073	5,183
Deferred income taxes - current	18,090	17,431
Prepaid expenses and other assets	37,698	28,196
Total current assets	592,834	763,270

Long-term marketable securities	1,809	4,878
Long-term investments	58,653	—
Restricted cash, non-current	697	6,889
Property and equipment, net	37,566	30,879
Goodwill	515,038	483,060
Other intangible assets, net	122,983	133,456
Deferred income taxes - non-current	34,382	36,889
Other assets	19,137	19,786
Total assets	$1,383,099	$1,479,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt - current	$3,553	$3,322
Accounts payable	17,379	21,475
Accrued compensation and benefits	84,616	85,144
Income taxes payable	7,977	3,535
Deferred income taxes - current	4,855	4,605
Deferred revenue-current	167,397	247,587
Other accrued liabilities	64,311	72,986
Total current liabilities	350,088	438,654

Long-term debt - non-current	244,708	245,228
Uncertain tax position - non-current	4,464	—
Deferred income taxes - non-current	12,784	12,558
Long-term of deferred revenue	9,138	15,817
Other long-term liabilities	5,660	11,622
Total liabilities	626,842	723,879

Commitments and Contingencies, see Note 11

Stockholders’ equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 750,000 shares authorized; 200,660 and 199,389 shares issued, and 178,591 and 182,979 shares outstanding, at November 30, 2007 and May 31, 2007, respectively	2,003	1,994
Additional paid-in capital	834,746	822,740
Treasury stock, at cost; 22,069 and 16,410 shares at November 30, 2007 and May 31, 2007, respectively	(178,981)	(123,207)
Retained earnings	27,059	17,755
Accumulated other comprehensive income	71,430	35,946
Total stockholders’ equity	756,257	755,228
Total liabilities and stockholders’ equity	$1,383,099	$1,479,107

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2007	2006	2007	2006
Revenues:
License fees	$32,990	$22,041	$58,450	$38,809
Maintenance	84,705	70,969	163,219	140,553
Consulting	100,907	91,483	184,341	166,968
Total revenues	218,602	184,493	406,010	346,330

Cost of revenues:
Cost of license fees	6,616	5,850	13,369	10,892
Cost of maintenance	16,830	13,997	32,490	28,685
Cost of consulting	84,155	80,289	155,381	150,023
Total cost of revenues	107,601	100,136	201,240	189,600

Gross profit	111,001	84,357	204,770	156,730

Operating expenses:
Research and development	21,732	22,530	39,018	42,855
Sales and marketing	48,214	39,898	90,505	76,790
General and administrative	25,839	22,215	51,562	48,205
Restructuring	80	(32)	(65)	3,360
Amortization of acquired intangibles	3,352	2,400	6,568	4,789
Total operating expenses	99,217	87,011	187,588	175,999

Operating income (loss)	11,784	(2,654)	17,182	(19,269)

Other income (expense), net:
Interest income	5,882	3,707	12,745	7,300
Interest expense	(2,142)	(378)	(4,746)	(645)
Other income (expense), net	(4,376)	3	(4,054)	43
Total other income (expense), net	(636)	3,332	3,945	6,698

Income (loss) before income taxes	11,148	678	21,127	(12,571)
Provision for income taxes	7,425	4,187	11,823	6,730
Net income (loss)	$3,723	$(3,509)	$9,304	$(19,301)

Net income (loss) per share:
Basic	$0.02	$(0.02)	$0.05	$(0.10)
Diluted	$0.02	$(0.02)	$0.05	$(0.10)

Shares used in computing net income (loss) per share:
Basic	178,453	187,376	179,974	186,610
Diluted	181,941	187,376	183,520	186,610

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	November 30,	November 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$9,304	$(19,301)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	21,166	19,285
Amortization of debt issuance costs	644	—
Deferred income taxes	1,429	336
Provision for doubtful accounts	(845)	1,708
Warranty provision	2,800	884
Impairment on long-term investments	4,229	—
Loss (gain) on disposal of assets	(311)	2
Excess tax benefits from stock option exercises	(1,721)	(1,033)
Stock-based compensation expense	4,255	3,673
Amortization of discount and premiums on marketable securities	(90)	(235)
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	15,472	1,173
Prepaid expenses and other assets	(9,215)	1,679
Accounts payable	(5,495)	(8,398)
Accrued and other liabilities	(21,979)	(14,755)
Income taxes payable/receivable	8,632	(1,672)
Deferred revenue and customer deposits	(98,750)	(14,333)
Net cash used in operating activities	(70,475)	(30,987)

Cash flows from investing activities:
Cash paid in conjunction with acquisitions, net of cash acquired	—	(1,995)
Change in restricted cash	(59)	(13,468)
Purchases of marketable securities and investments	(205,098)	(73,749)
Proceeds from maturities and sales of marketable securities and investments	194,120	88,273
Purchases of property and equipment	(10,822)	(5,473)
Net cash used in investing activities	(21,859)	(6,412)

Cash flows from financing activities:
Principal payments on long-term debt	(881)	(973)
Cash proceeds from issuance of long-term debt	—	1,768
Payments on capital lease obligations	(676)	(961)
Cash proceeds from exercise of stock options	5,486	7,084
Excess tax benefits from stock option exercises	1,721	1,033
Cash proceeds from employee stock purchase plan	1,445	1,329
Repurchase of common stock from related parties	(36,800)	—
Repurchase of common stock-other	(19,945)	—
Net cash provided by (used in) financing activities	(49,650)	9,280

Effect of exchange rate changes on cash and cash equivalents	5,824	1,166

Net decrease in cash and cash equivalents	(136,160)	(26,953)
Cash and cash equivalents at the beginning of the period	473,963	210,154
Cash and cash equivalents at the end of the period	$337,803	$183,201

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

LAWSON SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Lawson Software, Inc. (Lawson or the Company) provides business application software, consulting and maintenance to customers primarily in the services, trade industries and manufacturing/distribution sectors specializing in a variety of specific markets within these sectors including healthcare, public services, retail, financial services, food and beverage, manufacturing and wholesale distribution. The Company’s software includes a variety of applications to help automate and integrate critical business processes, aiding in collaboration among its customers and their partners, suppliers and employees. Through the Company’s consulting services it primarily helps its customers implement their Lawson applications and through maintenance activities it provides product updates, on-going support and technical assistance to customers using Lawson products.

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its branches and majority-owned subsidiaries operating in the United States (U.S.), Latin America and Canada (Americas); Europe, Middle East and Africa (EMEA); and Asia-Pacific (APAC). The Company’s minority-owned subsidiaries are accounted for under the equity method. The unaudited Condensed Consolidated Financial Statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state the Company’s consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The results of operations for the three and six month periods ended November 30, 2007 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2008. The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. The Condensed Consolidated Balance Sheet data as of May 31, 2007 was derived from audited financial statements. The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the fiscal year ended May 31, 2007.

Fiscal Year

The Company’s fiscal year is from June 1 through May 31. Unless otherwise stated, references to the years 2008 and 2007 relate to the fiscal years ended May 31, 2008 and 2007, respectively. References to future years also relate to Lawson’s fiscal year ended May 31.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (SFAS 141(R)) and No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB no. 51 (SFAS 160). SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact on its financial statements of adopting SFAS 141(R) and SFAS 160.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159) which becomes effective for fiscal years beginning after November 15, 2007. Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. The Company is currently evaluating the potential impact on its financial statements of adopting SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the expected impact on its financial statements of adopting SFAS 157. In December 2007, the FASB proposed FASB Staff Position (FSP) FAS 157-b to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis.  The comment deadline for FSP FAS 157-b is January 16, 2008. In November 2007, the FASB issued proposed FSP SFAS 157-a—Application of FASB Statement No. 157 to FASB Statement No. 13 And Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions.  The comment deadline on this proposed FSP was January 4, 2008. The ultimate outcome of these recent developments is currently unknown.

Proposed Accounting Pronouncements

In August 2007, the FASB released proposed FSP APB 14-a Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-a) that would alter the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements.  FSP APB 14-a, if adopted as proposed, would significantly impact the accounting associated with the Company’s $240.0 million senior convertible notes. If adopted as proposed, this FSP would require the Company to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. The proposed FSP was issued for a 45-day comment period that ended on October 15, 2007 but has not been issued in final form. The FASB is expected to begin its re-deliberations of the guidance in FSP APB 14-a in January 2008 and the ultimate effective date and outcome of such re-deliberations is unknown at this time.

Summary of Significant Accounting Policies

Except to the extent updated or described below, a detailed description of the Company’s significant accounting policies can be found in Lawson’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

Income Taxes

 Consistent with prior periods, and upon our June 1, 2007 adoption of FASB Interpretation No. 48 Accounting for Uncertainties in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48),  the Company recognizes accrued interest related to unrecognized tax benefits in tax expense. Penalties, if incurred, are also recognized as a component of tax expense. In addition, the tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

Sales Returns and Allowances and Warranty Reserves

Lawson does not generally provide a contractual right of return.  However, in the course of arriving at practical business solutions to various warranty and other claims, the Company has allowed sales returns and allowances. The Company records a provision against revenue for estimated sales returns and allowances on licenses and consulting in the same period the related revenues are recorded or when current information indicates additional amounts are required. These estimates are based on historical experience determined by analysis of return activities, specifically identified customers and other known factors. If the historical data utilized does not reflect expected future performance, a change in the allowance would be recorded in the period such determination is made.

Following is a roll forward of the Company’s warranty reserve (in thousands):

Balance, May 31, 2007	$3,745
Provision	2,800
Write-offs	(516)
Translation adjustment	(14)
Balance, November 30, 2007	$6,015

Marketable Securities and Long-Term Investments

As of November 30, 2007, the Company had a total of $27.6 million in marketable securities, and $58.7 million in long-term investments, which consisted of investments in auction rate securities. Auction rate securities are structured to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism allows existing investors to either rollover their holdings, whereby they will continue to own their respective securities, or liquidate their holdings by selling such securities at par.   The Company does not directly hold mortgage-backed securities.  The recent uncertainties in the credit markets have affected all of the Company’s holdings in auction rate securities.

As of November 30, 2007, the Company identified approximately $63.7 million par value of investments in auction rate securities for which the auctions have been unsuccessful. These investments are currently rated AA or higher and are current on all obligations However, the liquidity and fair value of these investments have been impacted primarily by the uncertainty of the credit markets and exposure to the financial condition of bond insurance companies.

Typically the fair value of auction rate securities approximates par value due to the frequent resets through the auction rate process.  While the Company continues to earn interest on its current auction rate security investments at the maximum contractual rate, the estimated fair value of many of these investments no longer approximates par value. As of November 30, 2007, the fair value of the Company’s auction rate securities was written down from their par value of approximately $63.7 million to the estimated fair value of approximately $58.7 million, based in part on market information provided by the broker-dealer managing the Company’s investments.  Accordingly, the Company recorded an “other-than-temporary” impairment charge of approximately $4.2 million and a temporary impairment charge of $0.8 million to reduce the value of its auction rate securities to the new fair value. The “other-than-temporary” impairment charge is included in other income (expense), net in our Condensed Consolidated Statement of Operations. This charge represents future expected capital losses for which the Company does not currently have available capital gains to offset and accordingly, no tax benefits were recorded.  In addition, the Company reclassified the entire auction rate securities portfolio from marketable securities to long-term investments.

The Company reviews its impairments in accordance with Emerging Issues Task Force (EITF) 03-1 and FSP SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of shareholders’ equity.  Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. The Company believes that a portion of the impairment of its auction rate securities investments is temporary and a portion is “other-than-temporary”. The differentiating factors between temporary and “other-than-temporary” impairment are primarily due to the greater uncertainties, longer expected holding period and the larger reduction to fair value related to the securities where the impairment is considered to be “other-than-temporary”.

2.             RESTRUCTURING

The following table sets forth the reserve activity for each of the Company’s restructuring plans and the remaining balances, which are included in the Consolidated Balance Sheets as of November 30, 2007 (in thousands):

		Fiscal	Fiscal 2006 Restructure
		2007		Legacy
	Total	Restructure	Intentia	Lawson
Balance, May 31, 2007	$24,294	$10,474	$11,257	$2,563
Cash payments	(4,131)	(2,441)	(1,459)	(231)
Adjustments to provision - Restructuring	(65)	430	(365)	(130)
Adjustments to provision - Goodwill	(3,700)	—	(3,700)	—
Currency translation effect	2,271	598	1,673	—
Balance, November 30, 2007	$18,669	$9,061	$7,406	$2,202

Fiscal 2007 Restructuring

On February 28, 2007, the Company’s management completed a roadmap for optimizing the Company’s productivity by enhancing global sourcing capabilities and resources. This roadmap calls for the rebalancing of the Company’s resources between various locations primarily in the United States, Europe and the Company’s global support center in the Philippines. Management envisions the reduction of approximately 350 employees primarily in the Company’s U.S. and European operations over the course of fiscal 2008. This reduction will include employees working in all areas of the Company, predominantly in consulting and research and development. In conjunction with this roadmap and in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112), the Company recorded a charge of $11.9 million. As management takes actions in pursuing these goals, additional charges related to this roadmap which are not within the scope of SFAS 112 may be recorded in future periods, but the timing and extent of these charges are not currently determinable. As of May 31, 2007, the Company had a reserve of $10.5 million for severance and related benefits.  For the second quarter and first six months of fiscal 2008, $0.8 million and $2.4 million of severance and related benefits related to this reserve were paid, respectively and $0.2 million and $0.4 million of adjustments were made to the reserve, respectively.  The ending balance at November 30, 2007 was $9.1 million.  The Company expects cash payments to continue through November 2008 for severance and May 2010 for restructured facilities.

Fiscal 2006 Restructuring

On April 26, 2006, in conjunction with the business combination with Intentia International AB (Intentia), the Company approved a plan designed to eliminate employee redundancies in both Intentia and Legacy Lawson.

Fiscal 2006 Legacy Lawson. The plan for legacy Lawson includes the reduction of approximately 60 employees in the U.S. and United Kingdom (U.K.) and the exit or reduction in space for leases in certain facilities. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and consulting. As of May 31, 2007, the Company had a reserve of $2.6 million for both severance and associated benefits and a reserve for the exit or reduction of leased facilities. For the second quarter and first six months of fiscal 2008, cash payments of $0.1 million and $0.2 million were made for the exit of leased facilities, respectively.  In addition, an adjustment of $0.1 million was made for the exit of leased facilities in the second quarter of fiscal 2008.  The ending balance at November 30, 2007 was $2.2 million for the exit or reduction of leased facilities. Actions relating to severance were completed in the first quarter of fiscal 2008. The Company expects cash payments for the exit of leased facilities to continue through July 2011.

Fiscal 2006 Intentia. The plan for Intentia includes the reduction of approximately 125 employees in the EMEA and APAC regions and the exit or reduction in space for leases in certain facilities. The reduction of employees includes employees who work in all functional areas of the Company. As of May 31, 2007, the Company had a reserve of $11.3 million for both severance and associated benefits and reserves for the exit or reduction of leased facilities.  Cash payments of $0.1 million and $0.5 million were made for severance and associated benefits in the second quarter and first six months of fiscal 2008, respectively.  Cash payments of $0.5 million and $1.0 million were made for the exit of leased facilities for the second quarter and first six months of fiscal 2008, respectively.  There were adjustments made for the lease exit costs of $0.4 million and $4.1 million in the second quarter and the first six months of fiscal 2008, respectively.  The second quarter adjustment of $3.7 million was a result of a change in the original lease restructuring plan.  EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, requires that a reduction to a restructuring liability established in connection with a business purchase combination should reduce the amount originally recorded to goodwill.  These payments and adjustments resulted in a combined ending balance as of November 30, 2007 for severance and associated benefits and the reserve for the exit or reduction of leased facilities of $7.4 million. The Company expects cash payments for severance and associated benefits to continue through January 2008 and cash payments for the exit of leased facilities to continue through June 2012.

The Company expects to see cost savings in future periods as a result of the restructuring plans with a reduction in cost of revenue and operating expenses resulting from lower facility lease expense and reduced headcount.

3.             SHARE-BASED COMPENSATION

The Company accounts for shared-based compensation awards in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (Revised), Share-Based Payment (SFAS 123 (R)) which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model or other acceptable method.  The value of the portion of the awards ultimately expected to vest is recognized as expense over the requisite service period. The Company recognized share-based compensation expense of $2.2 million and $4.3 million, or $1.4 million and $2.6 million net of tax, in its Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2007, respectively.  Share-based compensation expense of $1.6 million and $3.7 million, or $1.0 million and $2.4 million net of tax, was recognized in the three and six months ended November 30, 2006, respectively.

The following table presents the Condensed Consolidated Statements of Operations classification of stock-based compensation expense, including stock options, restricted stock awards and the Company’s Employee Stock Purchase Plan (ESPP), recognized for the three and six months ended November 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006

Cost of revenues	$247	$212	$512	$448
Research and development	127	142	292	318
Sales and marketing	370	360	737	771
General and administrative	1,482	878	2,714	2,139
Stock-based compensation expense before income taxes	2,226	1,592	4,255	3,676
Income tax benefit	(861)	(582)	(1,646)	(1,287)
Total stock-based compensation expense after income taxes	$1,365	$1,010	$2,609	$2,389

Unrecognized compensation expense of $15.5 million related to outstanding stock options as of November 30, 2007, is expected to be recognized over a weighted average period of 3.1 years and will be adjusted for any future changes in estimated forfeitures.

Unrecognized compensation expense of $7.1 million related to restricted stock awards as of November 30, 2007, is expected to be recognized over a weighted average period of 2.1 years and will be adjusted for any future changes in estimated forfeitures.

4.             TRADE ACCOUNTS RECEIVABLE

The components of trade accounts receivable at November 30, 2007 and May 31, 2007 were as follows (in thousands):

	November 30,	May 31,
	2007	2007
Trade account receivables	$139,278	$147,771
Unbilled account receivables	28,030	25,083
Less: allowance for doubtful accounts	(8,773)	(9,907)
Net trade accounts receivable	$158,535	$162,947

Unbilled accounts receivable represents revenue earned but not contractually billable as of the balance sheet date.

5.             GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the six months ended November 30, 2007, was as follows (in thousands):

Balance, May 31, 2007	$483,060
Goodwill adjusted related to restructuring	(3,700)
Additional consideration paid - Sigma	282
Currency translation effect	35,396
Balance, November 30, 2007	$515,038

Intangible assets subject to amortization were as follows (in thousands):

	November 30, 2007			May 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Estimated
	Amounts	Amortization	Net	Amounts	Amortization	Net	Useful Lives
Maintenance contracts	$22,940	$13,642	$9,298	$22,940	$11,822	$11,118	Term
Technology	92,986	28,955	64,031	91,555	22,541	69,014	3-10 years
Client lists	10,854	6,560	4,294	10,765	5,937	4,828	4-10 years
Customer relationships	53,177	10,368	42,809	49,492	5,371	44,121	12 years
Trademarks	5,681	4,329	1,352	5,281	2,514	2,767	2 years
Order backlog	6,333	6,333	—	5,861	5,861	—	1 year
Non-compete agreements	4,161	2,962	1,199	3,834	2,226	1,608	5 years
	$196,132	$73,149	$122,983	$189,728	$56,272	$133,456

The Company amortizes its intangible assets using underlying cash flow projections and accelerated and straight-line methods which approximate the proportion of future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset.  Intangible assets increased by $5.1 million resulting from the effect of currency translation.  Amortization expense for intangible assets was $7.5 million and $7.2 million for the three months ended November 30, 2007 and 2006, respectively. Amortization expense for intangible assets was $15.0 million and $14.6 million for the six months ended November 30, 2007 and 2006, respectively. Amortization expense is included in cost of license fees, cost of services and amortization of acquired intangibles in the accompanying Condensed Consolidated Statements of Operations.

The estimated future amortization expense for intangible assets is as follows (in thousands):

2008 (remaining 6 months)	$13,786
2009	22,162
2010	18,720
2011	15,936
2012	12,672
Thereafter	39,707
$122,983

6.             DEFERRED REVENUE

The components of deferred revenue at November 30, 2007 and May 31, 2007 were as follows (in thousands):

	November 30,	May 31,
	2007	2007
License	$36,055	$35,497
Maintenance	126,879	215,480
Consulting	13,601	12,427
Total deferred revenue	176,535	263,404
Less current portion	(167,397)	(247,587)
Long-term portion of deferred revenue	$9,138	$15,817

Deferred maintenance revenue was significantly lower at November 30, 2007 compared to May 31, 2007 as a result of the Company’s adoption of a new process in the latter part of fiscal 2007 of renewing a large percentage of maintenance contracts on June 1 of each year rather than on various dates over the course of the year.

7.             LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	November 30,	May 31,
	2007	2007
Senior convertible notes, interest rate of 2.5%, due 2012	$240,000	$240,000
Car loans, interest at average rate of 4.7%, due in 2 to 3 years	6,283	6,010
Capital lease obligations, interest at 7.9%, due in 5 to 9 years	1,978	2,540
	248,261	248,550
Less current maturities	(3,553)	(3,322)
Total long-term debt	$244,708	$245,228

Senior Convertible Notes

In April 2007, the Company issued $240.0 million of senior convertible notes with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012 and bear interest at a rate of 2.50 percent per annum payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2007. The notes do not contain restrictive financial covenants. See the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 and Proposed Accounting Pronouncements included in Note 1 above for additional information.

8.             INCOME TAXES

On June 1, 2007, the Company adopted the provisions of FIN 48.  As a result of implementation, there was no impact to retained earnings for unrecognized tax benefits that would be accounted for as a cumulative effect adjustment.  The balance of unrecognized tax benefits at adoption, exclusive of interest, was $10.3 million of which $4.6 million would affect earnings, if recognized.  The Company recognizes accrued interest related to unrecognized tax benefits in tax expense.  Penalties, if incurred, are also recognized as a component of tax expense.  As of June 1, 2007, the Company did not have any accrued interest expense related to uncertain tax benefits given the Company’s net operating loss carryforward position associated with prior years.  However, during the quarter ended November 30, 2007, the Company recorded approximately $0.1 million of interest related to unrecognized tax benefits.  In addition, the company utilized $0.2 million of the uncertain tax benefits, resulting in a balance of $4.5 million at November 30, 2007.

Lawson is subject to taxation in the U.S. and various states and foreign jurisdictions.  The material jurisdictions that are subject to examination by the taxing authorities primarily include the U.S., U.K., Denmark, France, Switzerland and Sweden and are generally for tax years 2003 and forward.  The Company is currently under examination by certain taxing authorities in a few foreign jurisdictions.  While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater or less than its accrued position.  Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.  The Company is in the process of closing a foreign tax audit which is expected to result in a decrease in the amount of the portion of the unrecognized tax benefits which would not affect earnings if recognized, as noted above, as of the date of adoption.  Other than related to the resolution of this tax audit, the Company does not expect the amount of unrecognized tax benefits or cash payments related to these obligations to significantly change over the next 12 months.

The quarterly tax expense is measured using an estimated annual tax rate for the period. At November 30, 2007, the Company’s estimated annual global effective tax rate was 44.8 percent after considering those entities for which no tax benefit is expected to occur during the year as a result of such entities requiring a full valuation allowance against current year losses.

The Company’s income tax expense for the three and six months ended November 30, 2007 was $7.4 million and $11.8 million, respectively.  This resulted in an overall effective tax rate of 66.6 percent and 56.0 percent for the quarter and six months ended November 30, 2007, respectively.  The rate for the quarter is negatively impacted by 12.3 percent for a discrete item related to a capital loss on an other than temporary impairment charge on auction rate securities for which no tax benefit is expected and positively impacted by 2.5 percent for discrete items related to a return to provision true-up and tax reserve release.  The quarterly rate for the three months ended November 30, 2007 was also higher than the expected annual rate due to the mix of quarterly income by jurisdiction.  The Company’s income tax expense for the three and six months ended November 30, 2006 was $4.2 million and $6.7 million, respectively.  The overall effective tax rate for the three and six months ended November 30, 2006 was not meaningful due to the Company recording a tax provision on the nominal pre-tax book income and net loss in the respective periods.  The increase in income tax expense for the three months ended November 30, 2007 as compared to November 30, 2006 primarily related to increased profitability.

 The Company reviews its annual tax rate on a quarterly basis and makes any necessary changes. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income; changes in the jurisdictional mix of the forecasted annual operating income; positive or negative changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities or impacts from enacted tax law changes.  The Company identifies items which are unusual and non-recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

9.             PER SHARE DATA

Basic earnings per share are computed using the net income or loss and the weighted average number of common shares outstanding. Diluted earnings per share reflect the weighted average number of common shares outstanding plus the weighted average of dilutive shares outstanding during the period. Dilutive shares consist of “in-the-money” shares to be issued upon the exercise of stock options, warrants, vesting of restricted stock awards, ESPP and conversion of the senior convertible notes. The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
Basic earnings per share computation:

Net income (loss)	$3,723	$(3,509)	$9,304	$(19,301)
Weighted average common shares- basic	178,453	187,376	179,974	186,610
Basic net income (loss) per share	$0.02	$(0.02)	$0.05	$(0.10)

Diluted earnings per share computation:

Net income (loss)	$3,723	$(3,509)	$9,304	$(19,301)
Shares calculation:
Weighted average common shares	178,453	187,376	179,974	186,610
Net dilutive effect of:
Stock options	3,202	—	3,282	—
Warrants	—	—	—	—
Restricted stock	272	—	251	—
ESPP	14	—	13	—
Senior convertible notes	—	—	—	—
Weighted average common shares - diluted	181,941	187,376	183,520	186,610
Diluted net income (loss) per share	$0.02	$(0.02)	$0.05	$(0.10)

Potential dilutive shares of common stock related to share-based payments and warrants that were excluded (all warrants were excluded) from the diluted net income per share computations were 32.9 million and 13.1 million as of November 30, 2007 and 2006, respectively, as their exercise prices were greater than the average market price of the Company’s common shares during the periods and were, therefore, anti-dilutive. Potential dilutive shares of common stock were excluded from periods with a net loss because they were anti-dilutive. The potential dilutive shares increased from fiscal 2007 to fiscal 2008 largely as a result of the 20.0 million warrants sold in April 2007 along with the issuance of the senior convertible notes.

The senior convertible notes are convertible under certain circumstances, at the holder’s option, into cash and, if applicable, shares of the Company’s common stock based on an initial conversion rate of 83.2293 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $12.02. The conversion rate may be adjusted from time to time in certain instances. The notes are not currently dilutive to earnings per share as they are only dilutive when the Company’s common stock price exceeds the conversion price.

The Company uses the treasury stock method to calculate the weighted-average shares used in the diluted earnings per share computation. Under the treasury stock method, the assumed proceeds calculation includes the actual proceeds to be received from employees upon exercise, the average unrecognized compensation cost during the period and any tax benefits that will be credited upon exercise to additional paid-in capital.  The Company determined whether its pool of available excess tax benefits is sufficient to absorb any tax deduction shortfall. If so, the effect of the hypothetical deferred tax asset write-off reduces the assumed proceeds in the treasury stock calculation. If there was no pool of available excess tax benefits, or if the amount of the pool was insufficient to absorb an entire hypothetical tax deficiency, the amount of the deficiency that would be charged to income tax expense would not be a reduction of the assumed proceeds. Currently, the Company has determined that it has a sufficient pool available.

10.          COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2007	2006	2007	2006
Net income (loss)	$3,723	$(3,509)	$9,304	$(19,301)
Unrealized gain (loss) on available-for-sale investments, net of taxes of $21 and $(5) and $9 and $27 for the three and six months ended November 30, 2007 and 2006, respectively	(787)	14	(762)	44
Foreign currency translation adjustment	29,539	16,228	36,246	14,967
Other comprehensive income	28,752	16,242	35,484	15,011
Comprehensive income (loss)	$32,475	$12,733	$44,788	$(4,290)

Total accumulated other comprehensive income and its components at November 30, 2007 and May 31, 2007 were as follows (in thousands):

	November 30,	May 31,
	2007	2007
Foreign currency translation adjustment	$72,204	$35,958
Unrealized loss on available-for-sale investments	(774)	(12)
Accumulated other comprehensive income	$71,430	$35,946

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

Indemnification and Guarantee Agreements

The Company licenses its software products to customers under end-user license agreements and to certain resellers or other business partners under business partner agreements. These agreements generally include certain provisions for indemnifying the customer or business partner against losses, expenses and liabilities from damages that may be awarded against them if the Company’s software, or the third-party-owned software the Company resells, is found to infringe a patent, copyright, trademark or other proprietary right of another party. These agreements generally limit the Company’s indemnification obligations based on industry-standards and geographical parameters and give the Company the right to replace an infringing product. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company believes its internal development processes and other practices limit its exposure under these indemnification provisions. In addition, the invention and nondisclosure agreements signed by the Company’s employees assign to it various intellectual property rights. There are no pending litigations for which the Company is required to provide indemnification under these agreements. As a result, management believes the estimated fair value of these agreements is immaterial. Accordingly, there are no liabilities recorded for these agreements as of November 30, 2007.

The Company enters into services agreements with customers for the implementation of its software. The Company may also subcontract those services to its business partners. From time to time, the Company includes in those services agreements, certain provisions for indemnifying the customer against losses, expenses and liabilities from those services, including, for example, personal injury or tangible property damage. Lease agreements and other contracts with the Company’s vendors may also impose similar indemnification obligations on the Company for personal injury, tangible property damage or other claims. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general liability and umbrella insurance policies that enable it to recover a portion of certain amounts paid. There is no pending litigation for which the Company is required to provide indemnification under these agreements. As a result, management believes the estimated fair value of these agreements is immaterial. Accordingly, there are no liabilities recorded for these agreements as of November 30, 2007.

The Company has arrangements with certain vendors whereby it guarantees the expenses incurred by certain of their employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts.

Unless otherwise limited in the contract, the Company would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not significant. As a result, management believes the estimated fair value of these agreements is immaterial. Accordingly, there are no liabilities recorded for these agreements as of November 30, 2007.

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

Legal

The Company is subject to various legal proceedings and the risk of future litigation by employees, customers, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. Management is of the opinion that the outcome of such legal actions will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.  The Company has also accumulated information regarding Intentia customer claims and disputes that arose before the acquisition. These reserves are recorded at present value and are expected to be consumed through a combination of cash payments, accounts receivable write-offs and free services over the next 24 months. Because the reserves are recorded at present value, an aggregate $0.2 million and $0.5 million of interest accretion was recorded in the three and six months ended November 30, 2007, respectively. As of November 30, 2007 and May 31, 2007, the Company had an accrual of $17.9 million and $18.3 million, respectively, related to the Intentia disputes that arose before the acquisition.

The Company expenses its defense costs during the period when incurred. If the aggregate settlement costs or judgments exceed the fair value estimate established as part of the purchase price adjustment, the overage would be expensed in the period when incurred. The Company is, and from time to time may become, involved in other litigation in the normal course of business concerning its products and services. While the outcome of these claims cannot be predicted with certainty, the Company does not believe that the outcome of these legal matters will have a material adverse effect on our financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect future results of operations or cash flows in a particular period.

IBM Agreement

In fiscal 2005, the Company and International Business Machines Corporation (IBM) entered into an OEM Software Agreement (that was modified in the second fiscal quarter of 2006 and again in the third fiscal quarter of 2007) and a Master Relationship Agreement (MRA). Under these agreements, the Company resells its business applications in conjunction with IBM’s open standards-based software and the companies jointly market these software solutions. The MRA governs the joint marketing activities and has a three-year term. During the term of the modified OEM Software Agreement, the Company pays royalties to IBM for the licensing of IBM programs to each applicable existing and new customer of the Company and pays IBM annual maintenance fees for each applicable Lawson customer. The modified OEM Software Agreement has an initial term of three years, commencing September 2005, and may be extended by the Company for two additional one-year terms. During the initial three-year term, the Company has agreed to pay certain minimum quarterly and annual royalties to IBM. Total commitments under the modified OEM Software Agreement approximate $9.5 million over the three-year term. The Company may elect to terminate the OEM Software Agreement for convenience upon 90 days advance notice to IBM. If the Company elects early termination at any time during the three-year term, the terms of the agreement require the Company to pay IBM any unpaid minimum royalties through the date of termination plus a prorated share of the guaranteed annual minimum payment due for the year in which the termination occurred.

The Company has made cash payments of $1.0 million and $4.5 million during the three and six months ended November 30, 2007, respectively and $10.2 million, according to terms of the modified OEM Software Agreement, throughout the life of the agreement through November 30, 2007. The payments were recorded as other assets—long-term, which under SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed, will be amortized to costs of license fees over the earlier of the time period in which units are sold or the useful life. In addition, the Company recorded $0.9 million and $1.8 million of expense in the three and six months ended November 30, 2007, respectively representing third-party license fees related to this arrangement.

Symphony Agreement with former Intentia

In May 2005, former Intentia entered a Master Offshoring Agreement (the Agreement) with Symphony Service Corp., referred to as Symphony Services, an affiliate of Symphony Technology Group, LLC, a shareholder of Lawson and Symphony Technology II-A,L.P., pursuant to which Symphony Services agreed to provide Intentia both product development and customer support resources for an initial five-year term. The Agreement was not affected by the consummation of the business combination with Lawson. It is believed that the Agreement will enable the Company to achieve significant quality improvements and better customer service without increasing total spending on product development and customer support and was part of a business transformation plan approved by Intentia in July 2004. Under terms of the Agreement, the Company is contractually obligated to pay for a stated minimum level of resources employed to provide services for the first three years of the Agreement, after which either party may terminate the Agreement by delivery of a six-month advanced written notification. If the Company elects to terminate the Agreement after the first three years, it would be required to pay a buyout fee equal to six months of resource costs under the Agreement. As of November 30, 2007, the remaining minimum obligation level was approximately $2.1 million through the original three-year term which ends in May 2008. Symphony has been paid $12.9 million since the Agreement’s inception through November 30, 2007. Romesh Wadwani is a member of the Board of Directors of Lawson and is a partner of Symphony Technology Group, LLC.

IBM Agreement with former Intentia

In May 2005, former Intentia entered into a Master Offshoring Agreement (the IBM AB Agreement) with IBM Svenska AB (IBM AB) in which IBM AB agreed to provide Intentia cost efficient, high quality software development services and governs the joint development activities. The IBM AB Agreement has an initial term of five years, and may be extended in one or more additional eighteen month period(s), provided that the parties mutually agree to such renewal in writing at least six months prior to the expiration of the then-current term. The IBM AB agreement was not affected by the consummation of the business combination with Lawson. For the duration of the term of the IBM AB Agreement, the Company is obligated for minimum staffing levels and resources defined by the IBM AB Agreement at an annual cost of approximately $1.2 million. After completion of two and a half years from the date of the agreement, the Company may terminate the IBM AB Agreement for convenience with a six-month advance written notice. However, if the IBM AB Agreement is terminated for convenience before the completion of five years, the Company remains obligated to pay IBM AB any unpaid amounts due for services performed up to the termination or the minimum staffing levels, whichever is greater. As of November 30, 2007 the Company’s total remaining minimum obligation under the IBM AB Agreement was $1.0 million. IBM AB has been paid $4.8 million since the IBM AB Agreement’s inception through November 30, 2007.

12.          SEGMENT AND GEOGRAPHIC AREAS

The Company views its operations and manages its business as one reportable segment; the development and marketing of computer software and related services including consulting and maintenance and customer support. Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. In an effort to achieve greater operational scale and leverage costs with the acquisition of Intentia, the Company has and will continue to integrate the operations that support the Intentia M3 products and the legacy Lawson S3 products under one leadership structure for all vertical markets. As a result, the financial information utilized to evaluate the business operations combines M3 and S3 initiatives for all vertical markets for product sales, consulting services and maintenance and customer support. The Company markets its products and services through the Company’s offices in the U.S. and its branches and wholly-owned subsidiaries operating in the Americas, EMEA and APAC.

The following table presents revenues summarized by geographic region (in thousands):

Three Months Ended	Geographical Region
November 30, 2007	Americas	APAC	EMEA	Total
License fees	$19,150	$1,560	$12,280	$32,990
Services:
Maintenance	55,159	2,514	27,032	84,705
Consulting	39,329	3,844	57,734	100,907
Total services	94,488	6,358	84,766	185,612
Total revenues	$113,638	$7,918	$97,046	$218,602

Three Months Ended	Geographical Region
November 30, 2006	Americas	APAC	EMEA	Total
License fees	$12,758	$725	$8,558	$22,041
Services:
Maintenance	49,853	1,597	19,519	70,969
Consulting	35,057	4,234	52,192	91,483
Total services	84,910	5,831	71,711	162,452
Total revenues	$97,668	$6,556	$80,269	$184,493

Six Months Ended	Geographical Region
November 30, 2007	Americas	APAC	EMEA	Total
License fees	$32,190	$3,155	$23,105	$58,450
Services:
Maintenance	106,686	4,321	52,212	163,219
Consulting	78,743	7,061	98,537	184,341
Total services	185,429	11,382	150,749	347,560
Total revenues	$217,619	$14,537	$173,854	$406,010

Six Months Ended	Geographical Region
November 30, 2006	Americas	APAC	EMEA	Total
License fees	$24,593	$960	$13,256	$38,809
Services:
Maintenance	98,845	3,175	38,533	140,553
Consulting	68,715	8,433	89,820	166,968
Total services	167,560	11,608	128,353	307,521
Total revenues	$192,153	$12,568	$141,609	$346,330

Total revenues attributable to the U.S. were $110.8 million and $95.4 million for the three months ended November 30, 2007 and 2006, respectively and revenues attributable to Sweden were $29.3 million and $23.9 million for the three months ended November 30, 2007 and 2006, respectively. For the six months ended November 30, 2007 and 2006, total revenues attributed to the U.S. were $211.5 million and $188.2 million, respectively and revenues attributed to Sweden were $51.4 million and $41.6 million for the six months ended November 30, 2007 and 2006, respectively. No other country reported revenues exceeding 10 percent of consolidated revenues.

The following table presents long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region (in thousands):

	Geographical Region
	Americas	APAC	EMEA	Total
As of November 30, 2007	$11,589	$9,318	$16,659	$37,566
As of May 31, 2007	$9,873	$4,149	$16,857	$30,879

U.S. long-lived tangible assets were $11.5 million and $9.8 million as of November 30, 2007 and May 31, 2007,

respectively. Sweden long-lived tangible assets were $11.2 million and $11.5 million as of November 30, 2007 and May 31, 2007, respectively. Philippines long-lived tangible assets were $7.3 million and $2.9 million as of November 30, 2007 and May 31, 2007, respectively. Aside from the U.S., Sweden and Philippines, no other country reported long-lived tangible assets exceeding 10 percent of consolidated long-lived tangible assets.

13.          REPURCHASE OF COMMON SHARES AND RELATED PARTY TRANSACTIONS

In November 2006, the Company’s Board of Directors approved a share repurchase of up to $100.0 million of common stock which was subsequently increased to $200.0 million by the Board of Directors in April 2007. The share repurchase will continue to be funded using the Company’s existing cash balance and future cash flows and will occur through open market purchases, privately negotiated transactions and/or transactions structured through investment banking institutions as permitted by securities laws and other legal requirements. Market conditions will influence the timing of the buyback and the number of shares repurchased. From inception of the repurchase program to November 30, 2007, the Company used $111.6 million to repurchase 12.5 million shares at an average price of $8.93. In the six months ended November 30, 2007, $56.7 million was used to repurchase 6.1 million shares at an average price of $9.29.

Included in the purchases in the first six months of fiscal 2008 were 1.1 million shares purchased from Lawson Family Investment Company, Ltd. an entity affiliated with H. Richard Lawson, founder, co-chairman and a director of the Company. In addition 2.9 million shares were purchased from Symphony Technology Group, a principal stockholder of the Company. Dr. Romesh Wadhwani is co-chairman and a director of the Company and the founder and managing partner of Symphony Technology Group. These shares were purchased at $9.20 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provisions of 27A of the SEC Act and 21E of the SEC Exchange Act of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions and the expected impact of recently issued accounting pronouncements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the fiscal year ended May 31, 2007. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this Quarterly Report on Form 10-Q and in other documents the Company files from time to time with the SEC.

Business Overview

The Company provides business application software, consulting and maintenance to customers primarily in the services, trade industries and manufacturing/distribution sectors. In the manufacturing sector we serve both process manufacturing and discrete manufacturing. In the services sector we serve both asset-intensive and labor-intensive businesses. We operate as one business segment focused on broad sectors. We specialize in specific markets including healthcare, public services, retail, financial services, food and beverage, manufacturing and wholesale distribution. Our software includes enterprise financial management, human capital management, business intelligence, asset management, enterprise performance management, supply chain management, service management, manufacturing operations, business project management and industry-tailored applications. Our applications help automate and integrate critical business processes which enable our customers to collaborate with their partners, suppliers and employees. We support our customers’

use of software applications through consulting services, which primarily help our customers implement their Lawson applications, and through our maintenance program which provides on-going support and product updates for our customers’ continued use of our applications.

Management Overview

Revenues for the second quarter and first six months of fiscal 2008 grew in all geographies as compared to the same periods in fiscal 2007, reflecting the global nature of our business. The Americas continue to represent more than half our revenues at 52 percent in the quarter. The EMEA region accounted for 44 percent of total revenues in the quarter and the remaining four percent was in the Asia Pacific region.

Revenues in the second quarter and first six months of fiscal 2008 also increased in every product line. Significant license revenue growth was driven primarily by revenue increases from new software licenses in the current quarter as well as a benefit from the recognition of deferred revenue on software licenses executed in prior periods.  Demand for our consulting services continued to increase, while maintenance revenue also grew. Gross margins increased reflecting the benefit of higher license revenue and consulting margins.  Reduced operating expenses, as a percent of revenues, also contributed to improved profitability. Higher sales and marketing expenses, reflecting a continuing investment in customer relations, were partially offset by a decrease in research and development expenses.

The U.S. dollar weakened relative to other major international currencies in the second quarter and first six months of fiscal 2008, when compared with rates in the same periods in fiscal 2007, contributing approximately $10.9 million, or 6.6 percent, of the $34.1 million quarterly revenue growth and contributing approximately $15.3 million, or 5.0 percent, of the $59.7 million year-to-date revenue growth. The currency fluctuations also had the effect of increasing costs of revenues and expenses, as reported in U.S. dollars, by approximately $12.6 million in the second quarter and $18.6 million in the first six months ended November 30, 2007.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2007.

Results of Operations

The following table sets forth certain line items in our Condensed Consolidated Statements of Operations as a percentage of total revenues and the period-over-period increase (decrease) for the periods indicated:

	Percentage of Total Revenue		Percentage of Total Revenue		Percentage of
	Three Months Ended		Six Months Ended		Dollar Change
	November 30,		November 30,		Fiscal 2008 vs. 2007
	2007	2006	2007	2006	Quarter	Year-to-Date

Revenues:
License fees	15.1%	11.9%	14.4%	11.2%	49.7%	50.6%
Maintenance	38.7	38.5	40.2	40.6	19.4	16.1
Consulting	46.2	49.6	45.4	48.2	10.3	10.4
Total revenues	100.0	100.0	100.0	100.0	18.5	17.2

Cost of revenues:
Cost of license fees	3.0	3.2	3.3	3.1	13.1	22.7
Cost of maintenance	7.7	7.6	8.0	8.3	20.2	13.3
Cost of consulting	38.5	43.5	38.3	43.3	4.8	3.6
Total cost of revenues	49.2	54.3	49.6	54.7	7.5	6.1

Gross margin	50.8	45.7	50.4	45.3	31.6	30.7

Operating expenses:
Research and development	9.9	12.2	9.6	12.4	(3.5)	(9.0)
Sales and marketing	22.1	21.6	22.3	22.2	20.8	17.9
General and administrative	11.8	12.0	12.7	13.8	16.3	7.0
Restructuring	—	—	—	1.0	*NM	*NM
Amortization of acquired intangibles	1.6	1.3	1.6	1.4	39.7	37.1
Total operating expenses	45.4	47.1	46.2	50.8	14.0	6.6

Operating income (loss)	5.4	(1.4)	4.2	(5.5)	*NM	*NM

Other income (expense), net	(0.3)	1.8	1.0	1.9	(119.1)	(41.1)
Income (loss) before income taxes	5.1	0.4	5.2	(3.6)	*NM	*NM
Provision for income taxes	3.4	2.3	2.9	2.0	77.3	75.7
Net income (loss)	1.7%	(1.9)%	2.3%	(5.6)%	*NM %	*NM %

*Not Meaningful

Revenues

	Three Months Ended		Quarterly Change
	November 30,		Fiscal 2008 vs. 2007
(in thousands)	2007	2006	Dollars	Percent

Revenues:
License fees	$32,990	$22,041	$10,949	49.7%
Maintenance	84,705	70,969	13,736	19.4
Consulting	100,907	91,483	9,424	10.3
Total revenues	$218,602	$184,493	$34,109	18.5%

	Six Months Ended		Year-to-Date Change
	November 30,		Fiscal 2008 vs. 2007
	2007	2006	Dollars	Percent

Revenues:
License fees	$58,450	$38,809	$19,641	50.6%
Maintenance	163,219	140,553	22,666	16.1
Consulting	184,341	166,968	17,373	10.4
Total revenues	$406,010	$346,330	$59,680	17.2%

Total Revenues

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

Second Quarter of Fiscal 2008 Compared to Second Quarter of Fiscal 2007

Total revenue increased by 18.5 percent to $218.6 million in the second quarter of fiscal 2008 as compared to $184.5 million in the second quarter of fiscal 2007. We experienced increases from all revenue streams, with maintenance representing the largest increase in dollars and license fees representing the largest increase in percentage.

First Six Months of Fiscal 2008 Compared to First Six Months of Fiscal 2007

Total revenues for the first six months of fiscal 2008 increased 17.2 percent to $406.0 million as compared to $346.3 million in the first six months of fiscal 2007. We experienced increases from all revenue streams, with maintenance representing the largest increase in dollars and license fees representing the largest increase in percentage.

License Fees

Our license fees primarily consist of fees resulting from products licensed to customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

Second Quarter of Fiscal 2008 Compared to Second Quarter of Fiscal 2007

License fee revenues increased $10.9 million, or 49.7 percent, during the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. The increase was primarily attributable to the contribution from new software license revenue, improved conversion rates and the net benefit from deferred revenue compared to the prior year, including $1.6 million related to a contract renegotiation.  Deferred license revenue recognized also increased in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 due to a purchase accounting adjustment in connection with the Intentia acquisition. The purchase accounting adjustment reduced the Intentia deferred revenue balance and reduced the amount of deferred revenue recognized in the second quarter of fiscal 2007. The total number of licensing transactions increased in the second quarter of fiscal 2008 by 24 to 331.  The number of licensing transactions with new customers increased to 38 compared to 27 and average selling price increased by two percent in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.  Licensing transactions greater than $1.0 million decreased to two for the second quarter of fiscal 2008 compared to three transactions for the second quarter of fiscal 2007 which partially offset these increases.  License fee revenue as a percentage of total revenues for the second quarters of fiscal 2008 and 2007 was 15.1 percent and 11.9 percent, respectively.

First Six Months of Fiscal 2008 Compared to First Six Months of Fiscal 2007

License fee revenues increased $19.6 million, or 50.6 percent, for the first six months of fiscal 2008 compared to the first six months of fiscal 2007. The growth in license fee revenues was primarily driven by increased license contracting and deferred license revenue recognition, including $1.6 million related to a contract renegotiation.  Deferred license revenue recognized increased in the first six months of fiscal 2008 compared to the first six months of fiscal 2007 due to a purchase accounting adjustment in connection with the Intentia acquisition. The purchase accounting adjustment reduced the Intentia deferred revenue balance and reduced the amount of deferred revenue recognized in the first half of fiscal 2007.  Also contributing to our increased revenue recognition, was an increase in the average conversion rate in the first six months of fiscal 2008 compared to the first six months of fiscal 2007. The total number of licensing transactions increased by 90 to 625 in the first six months of fiscal 2008.  The number of licensing transactions with new customers increased to 65 for the first six months of fiscal 2008 compared to 61 for the first six months of fiscal 2007.  Licensing transactions greater than $1.0 million increased to eight for the first six months of fiscal 2008 compared to seven transactions for the first six months of fiscal 2007. License fee revenue as a percentage of total revenues for the first six months of fiscal 2008 and 2007 was 14.4 percent and 11.2 percent, respectively. We expect license fee revenue growth to continue in future quarters.

Maintenance

Our maintenance revenues represent the ratable recognition of fees to enroll and renew licensed products in our maintenance program. This program entitles our customers to product enhancements, technical support services, and on-going compatibility with third-party operating systems, databases and hardware. These fees are typically charged annually and are based on the license fees initially paid by the customer. Maintenance revenues can fluctuate based on the timing of contracts, renewal rates, price increases and the number of new license contracts.

Second Quarter of Fiscal 2008 Compared to Second Quarter of Fiscal 2007

Maintenance revenue in the second quarter of fiscal 2008 increased by $13.7 million, or 19.4 percent, compared to the second quarter of fiscal 2007. These increases were primarily driven by annual price increases, one-time fees of $1.5 million for early settlement of certain customer maintenance contracts and new maintenance agreements.   Maintenance fees in the second quarter of fiscal 2008, as a percentage of total revenue, increased to 38.7 percent from 38.5 percent in the second quarter fiscal of 2007.

First Six Months of Fiscal 2008 Compared to First Six Months of Fiscal 2007

Maintenance revenue increased $22.7 million, or 16.1 percent, for the first six months of fiscal 2008 compared to the first six months of fiscal 2007. This increase was primarily driven by annual price increases, one-time fees of $1.5 million for early settlement of certain customer maintenance contracts and new maintenance agreements.  Maintenance revenue as a percentage of total revenues for the first six months of fiscal 2008 and 2007 was 40.2 percent and 40.6 percent, respectively.

Consulting

Consulting revenues consist of services related to software installations, software implementations, customized development and training services to customers who have licensed our products.  Consulting revenues also include revenues associated with our hardware business.

Second Quarter of Fiscal 2008 Compared to Second Quarter of Fiscal 2007

Consulting revenue during the second quarter of fiscal 2008 increased $9.4 million, or 10.3 percent, compared to the second quarter of fiscal 2007. This increase was primarily attributable to $4.7 million related to improved terms on new and existing customer contracts and $4.0 million related to higher onshore and offshore utilization.  In addition, third-party revenues increased by $2.2 million.  Partially offsetting these increases was a decrease in hardware revenues of $1.8 million.  Consulting revenues during the second quarters of fiscal 2008 and 2007, as a percentage of total revenue, were 46.2 percent and 49.6 percent, respectively.

First Six Months of Fiscal 2008 Compared to First Six Months of Fiscal 2007

Consulting revenue increased $17.4 million, or 10.4 percent, for the first six months of fiscal 2008 compared to the first six months of fiscal 2007. This increase was primarily attributable to $4.7 million related to improved terms on new and existing customer contracts and $8.0 million related to higher onshore and offshore utilization.  In addition, third-party revenues increased by $5.6 million.  Partially offsetting these increases was a decrease in hardware revenues of $1.8 million.  Consulting revenues as a percentage of total revenues for the first six months of fiscal 2008 and 2007 were 45.4 percent and 48.2 percent, respectively.

Cost of Revenues

	Three Months Ended		Quarterly Change
	November 30,		Fiscal 2008 vs. 2007
(in thousands)	2007	2006	Dollars	Percent

Cost of revenues:
Cost of license fees	$6,616	$5,850	$766	13.1%
Cost of maintenance	16,830	13,997	2,833	20.2
Cost of consulting	84,155	80,289	3,866	4.8
Total cost of revenues	$107,601	$100,136	$7,465	7.5%

Gross profit:
License fees	$26,374	$16,191	$10,183	62.9%
Maintenance	67,875	56,972	10,903	19.1
Consulting	16,752	11,194	5,558	49.7
Total	$111,001	$84,357	$26,644	31.6%

Gross margin:
License fees	79.9%	73.5%
Maintenance	80.1	80.3
Consulting	16.6	12.2
Total	50.8%	45.7%

	Six Months Ended		Year-to-Date Change
	November 30,		Fiscal 2008 vs. 2007
	2007	2006	Dollars	Percent

Cost of revenues:
Cost of license fees	$13,369	$10,892	$2,477	22.7%
Cost of maintenance	32,490	28,685	3,805	13.3
Cost of consulting	155,381	150,023	5,358	3.6
Total cost of revenues	$201,240	$189,600	$11,640	6.1%

Gross profit:
License fees	$45,081	$27,917	$17,164	61.5%
Maintenance	130,729	111,868	18,861	16.9
Consulting	28,960	16,945	12,015	70.9
Total	$204,770	$156,730	$48,040	30.7%

Gross margin:
License fees	77.1%	71.9%
Maintenance	80.1	79.6
Consulting	15.7	10.1
Total	50.4%	45.3%

Cost of License Fees

 Cost of license fees includes royalties to third parties, amortization of acquired software and software delivery expenses. Our software solutions may include embedded components of third-party vendors for which a fee is paid to the vendor upon the sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions, which also results in a fee. The cost of license fees is higher, as a percentage of revenue, when we resell products of third-party vendors. As a result, license fee gross margins will vary depending on the proportion of third-party product sales in our revenue mix.

Second Quarter of Fiscal 2008 Compared to Second Quarter of Fiscal 2007

Cost of license fees in the second quarter of fiscal 2008 increased $0.8 million, or 13.1 percent, compared to the second quarter of fiscal 2007. The increase was due to higher costs as a result of higher revenues and increased amortization of intellectual property of $0.5 million.

First Six Months of Fiscal 2008 Compared to First Six Months of Fiscal 2007

Cost of license fees increased $2.5 million, or 22.7 percent, for the first six months of fiscal 2008 compared to the first six months of fiscal 2007. This increase was primarily related to a $1.1 million increase in third-party costs and $1.4 million in increased amortization of intellectual property. Certain of our cost of license fees, such as amortization expense, are relatively fixed in nature.

Cost of Maintenance

Cost of maintenance includes salaries, employee benefits, related travel, the overhead costs of providing support services to customers, as well as intangible asset amortization on support contracts. Cost of maintenance does not include costs categorized as research and development, consistent with industry practice.

Second Quarter of Fiscal 2008 Compared to Second Quarter of Fiscal 2007

Cost of maintenance in the second quarter of fiscal 2008 increased $2.8 million, or 20.2 percent, compared to the second quarter of fiscal 2007. The increase was primarily attributable to a $1.6 million increase in employee-related costs to support an increase in headcount related to higher business demand and a $0.6 million increase in third-party costs and use of contractors.

First Six Months of Fiscal 2008 Compared to First Six Months of Fiscal 2007

Cost of maintenance increased $3.8 million, or 13.3, percent for the first six months of fiscal 2008 compared to the first six months of fiscal 2007. This increase was primarily attributable to a $2.9 million increase in employee-related costs to support an increase in headcount related to higher business demand and a $0.9 million increase in third-party costs and use of contractors.

Cost of Consulting

Cost of consulting includes salaries, employee benefits, third-party consulting costs, related travel, and the overhead costs of providing implementation, installation, training and education services to customers. Cost of consulting also includes costs associated with our hardware business.

Second Quarter of Fiscal 2008 Compared to Second Quarter of Fiscal 2007

Cost of consulting increased $3.9 million, or 4.8 percent, in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. This increase was primarily due to a $4.5 million increase in employee-related costs to support an increase in headcount related to higher business demand and a $1.5 million increase in third-party costs associated with the higher third-party revenues.  These increases were partially offset by a decrease in hardware costs of $2.0 million related to the decrease in hardware revenues.

First Six Months of Fiscal 2008 Compared to First Six Months of Fiscal 2007

Cost of consulting increased $5.4 million, or 3.6 percent, for the first six months of fiscal 2008 compared to the first six months of fiscal 2007. This increase resulted primarily from $6.6 million in increased employee-related costs to support the increase in headcount related to higher business demand and a $2.8 million increase in third-party costs associated with the higher third-party revenues.  These increases were partially offset by a decrease in hardware costs of $1.7 million related to the decrease in hardware revenues.

Operating Expenses

	Three Months Ended		Quarterly Change
	November 30,		Fiscal 2008 vs. 2007
(in thousands)	2007	2006	Dollars	Percent

Operating expenses:
Research and development	$21,732	$22,530	$(798)	(3.5)%
Sales and marketing	48,214	39,898	8,316	20.8
General and administrative	25,839	22,215	3,624	16.3
Restructuring	80	(32)	112	*NM
Amortization of acquired intangibles	3,352	2,400	952	39.7
Total operating expenses	$99,217	$87,011	$12,206	14.0%

	Six Months Ended		Year-to-Date Change
	November 30,		Fiscal 2008 vs. 2007
	2007	2006	Dollars	Percent

Operating expenses:
Research and development	$39,018	$42,855	$(3,837)	(9.0)%
Sales and marketing	90,505	76,790	13,715	17.9
General and administrative	51,562	48,205	3,357	7.0
Restructuring	(65)	3,360	(3,425)	*NM
Amortization of acquired intangibles	6,568	4,789	1,779	37.1
Total operating expenses	$187,588	$175,999	$11,589	6.6%

* Not Meaningful

Overview

Total operating expenses increased $12.2 million, or 14.0 percent, for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 and increased $11.6 million, or 6.6 percent, for the first six months of fiscal 2008 compared to the first six months of fiscal 2007.  These increases in operating expenses were primarily driven by increases in sales and marketing and general and administrative expenses offset, in part, by decreases in research and development expense.

Research and Development

Research and development expenses consist primarily of salaries, employee benefits, related overhead costs, and consulting fees associated with product development, enhancements and upgrades provided to customers under maintenance plans and testing, quality assurance and documentation.

Second Quarter of Fiscal 2008 Compared to Second Quarter of Fiscal 2007

Research and development expenses in the second quarter of fiscal 2008 decreased $0.8 million, or 3.5 percent, compared to the second quarter of fiscal 2007. This decrease in expenses resulted primarily from a strategic shift in our outsourcing activities to lower-cost regions through our global sourcing partner relationship. Research and development expenses, as a percentage of revenue, were 9.9 percent and 12.2 percent in the second quarters of fiscal 2008 and 2007, respectively.

First Six Months of Fiscal 2008 Compared to First Six Months of Fiscal 2007

Research and development expenses decreased $3.8 million, or 9.0 percent, for the first six months of fiscal 2008 compared to the first six months of fiscal 2007. This decrease resulted primarily from a strategic shift in our outsourcing activities to lower-cost regions through our global sourcing partner relationship. Research and development expenses as a percentage of total revenues for the first six months of fiscal 2008 and 2007 were 9.6 percent and 12.4 percent, respectively.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel and overhead costs related to our sales and marketing personnel, as well as trade show activities, advertising costs and other costs associated with our Company’s marketing activities.

Second Quarter of Fiscal 2008 Compared to Second Quarter of Fiscal 2007

Sales and marketing expenses increased $8.3 million, or 20.8 percent, for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, primarily due to an increase of $7.8 million in employee-related costs to support the higher level of sales in the second quarter and future quarters.  Sales and marketing expenses as a percentage of total revenue increased to 22.1 percent in the second quarter of fiscal 2008 compared to 21.6 percent in the second quarter of fiscal 2007.

First Six Months of Fiscal 2008 Compared to First Six Months of Fiscal 2007

Sales and marketing expenses increased $13.7 million, or 17.9 percent, for the first six months of fiscal 2008 compared to the first six months of fiscal 2007, primarily due to an increase of $14.0 million in employee-related costs to support the higher level of sales in the first six months of fiscal 2008.  Sales and marketing expenses as a percentage of total revenues for the first six months of fiscal 2008 and 2007 were 22.3 percent and 22.2 percent, respectively.

General and Administrative

General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees and bad debt expense.

Second Quarter of Fiscal 2008 Compared to Second Quarter of Fiscal 2007

General and administrative expenses increased $3.6 million, or 16.3 percent, for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.  This increase was primarily driven by higher employee-related costs of $4.1 million and higher computer costs of $1.2 million related to international operations and shared services. Partially offsetting these increases were lower accounting fees of $0.7 million and a reduction in contractor fees of $2.1 million. General and administrative expenses as a percentage of total revenues for the second quarters of fiscal 2008 and 2007 were 11.8 percent and 12.0 percent, respectively.

First Six Months of Fiscal 2008 Compared to First Six Months of Fiscal 2007

General and administrative expenses increased $3.4 million, or 7.0 percent, for the first six months of fiscal 2008 compared to the first six months of fiscal 2007. This increase was primarily driven by higher employee-related costs of $5.9 million along with higher computer costs of $1.8 million related to international operations and shared services. Partially offsetting these increases were lower accounting fees of $1.5 million and a reduction in contractor fees of $3.7 million. General and administrative expenses as a percentage of total revenues for the first six months of fiscal 2008 and 2007 were 12.7 percent and 13.8 percent, respectively.

Restructuring

During the second quarter of fiscal 2008 and 2007 there was minimal activity related to restructuring expense. During the first six months of fiscal 2008 we recorded minimal adjustments to our restructuring plans as compared to $3.4 million in restructuring charges during the first six months of fiscal 2007.

Fiscal 2007 Restructuring.  On February 28, 2007, our management completed a roadmap for optimizing our productivity by enhancing global sourcing capabilities and resources. This roadmap calls for the rebalancing of the Company’s resources between various locations primarily in the U.S., Europe and our global support center in the Philippines. Management envisions the reduction of approximately 350 employees primarily in our U.S. and European operations over the course of fiscal 2008. This reduction will include employees working in all areas of the Company, predominantly in consulting and research and development. In conjunction with this roadmap and in accordance with Statement of Financial Accounting Standard (SFAS) No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112), we recorded a charge of $11.9 million. As management takes actions in pursuing these goals, additional charges related to this roadmap which are not within the scope of SFAS 112 may be recorded in future periods, but the timing and extent of these charges are not currently determinable. As of May 31, 2007, we had a reserve of $10.5 million for severance and related benefits.  For the second quarter and first six months of fiscal 2008, $0.8 million and $2.4 million of severance and related benefits related to this reserve were paid, respectively and $0.2 million and $0.4 million of adjustments were made to the reserve, respectively.  The ending balance at November 30, 2007 was $9.1 million.  We expect cash payments to continue through November 2008 for severance and May 2010 for restructured facilities.

On April 26, 2006, in conjunction with the business combination with Intentia International AB (Intentia), the Company approved a plan designed to eliminate employee redundancies in both Intentia and legacy Lawson.

Fiscal 2006 Legacy Lawson. The plan for legacy Lawson includes the reduction of approximately 60 employees in the U.S. and United Kingdom (U.K.) and the exit or reduction in space for leases in certain facilities. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and consulting. As of May 31, 2007, we had a reserve of $2.6 million for both severance and associated benefits and a reserve for the exit or reduction of leased facilities. For the second quarter and first six months of fiscal 2008, cash payments of $0.1 million and $0.2 million were made for the exit of leased facilities, respectively.  In addition, an adjustment of $0.1 million was made for the exit of leased facilities in the second quarter of fiscal 2008.  The ending balance at November 30, 2007 was $2.2 million for the exit or reduction of leased facilities. Actions relating to severance were completed in the first quarter of fiscal 2008. We expect cash payments for the exit of leased facilities to continue through July 2011.

Fiscal 2006 Intentia. The plan for Intentia includes the reduction of approximately 125 employees in the EMEA and APAC regions and the exit or reduction in space for leases in certain facilities. The reduction of employees includes employees who work in all functional areas of the Company. As of May 31, 2007, we had a reserve of $11.3 million for both severance and associated benefits and reserves for the exit or reduction of leased facilities.  Cash payments of $0.1 million and $0.5 million were made for severance and associated benefits in the second quarter and first six months of fiscal 2008, respectively.  Cash payments of $0.5 million and $1.0 million were made for the exit of leased facilities for the second quarter and first six months of fiscal 2008, respectively.  There were adjustments made for the lease exit costs of $0.4 million and $4.1 million in the second quarter and the first six months of fiscal 2008, respectively.  The second quarter adjustment of $3.7 million was a result of a change in the original lease restructuring plan.  EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, requires that a reduction to a restructuring liability established in connection with a business purchase combination should reduce the amount originally recorded to goodwill.  These payments and adjustments resulted in a combined ending balance as of November 30, 2007 for severance and associated benefits and the reserve for the exit or reduction of leased facilities of $7.4 million. We expect cash payments for severance and associated benefits to continue through January 2008 and cash payments for the exit of leased facilities to continue through June 2012.

We expect to see cost savings in future periods as a result of the restructuring plans with a reduction in cost of revenue and operating expenses resulting from lower facility lease expense and reduced headcount.

Amortization of Acquired Intangibles

Amortization of acquired intangibles for the second quarter and first six months of fiscal 2008 was $3.4 million and $6.6 million, respectively, compared to $2.4 million and $4.8 million for the second quarter and first six months of fiscal 2007, respectively. This amortization primarily relates to the on-going amortization of intangibles acquired in the Intentia merger.

Other Income (Expense), Net

Second Quarter of Fiscal 2008 Compared to Second Quarter of Fiscal 2007

Total other income (expense), net, consisting of interest income earned from cash and marketable securities, interest expense, and other associated costs, decreased to a $0.6 million expense for the second quarter of fiscal 2008, from $3.3 million in income for the same period in fiscal 2007. The decrease of $3.9 million was due primarily to impairment on our auction rate securities of $4.2 million and a $1.8 million increase in interest expense primarily related to interest on our $240.0 million senior convertible notes that were issued in April 2007.  These decreases were offset by an increase in interest income of $2.2 million, resulting from higher average investment balances.

First Six Months of Fiscal 2008 Compared to First Six Months of Fiscal 2007

Total other income (expense), net, consisting of interest income earned from cash and marketable securities, interest expense, and other associated costs, decreased to $3.9 million for the first six months of fiscal 2008, from $6.7 million for the same period in fiscal 2007. The decrease of $2.8 million was due primarily to impairment on our auction rate securities of $4.2 million and a $4.1 million increase in interest expense primarily related to interest on our $240.0 million senior convertible notes that were issued in April 2007.  These decreases were offset by an increase in interest income of $5.4 million, resulting from higher average investment balances.

Provision for Income Taxes

On June 1, 2007, we adopted the provisions of FIN 48.  As a result of implementation, there was no impact to retained earnings for unrecognized tax benefits that would be accounted for as a cumulative effect adjustment.  The balance of unrecognized tax benefits at adoption, exclusive of interest, was $10.3 million of which $4.6 million would affect earnings, if recognized.  We recognize accrued interest related to unrecognized tax benefits in tax expense.  Penalties, if incurred, are also recognized as a component of tax expense.  As of June 1, 2007, we did not have any accrued interest expense related to uncertain tax benefits given our net operating loss carryforward position associated with prior years.  However, during the quarter ended November 30, 2007, we had recorded approximately $0.1 million of interest related to unrecognized tax benefits.  In addition, we utilized $0.2 million of the uncertain tax benefits, resulting in a balance of $4.5 million at November 30, 2007.

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  The material jurisdictions that are subject to examination by the taxing authorities primarily include the U.S., U.K., Denmark, France, Switzerland and Sweden and are generally for tax years 2003 and forward.  We are currently under examination by certain taxing authorities in a few foreign jurisdictions.  While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater or less than our accrued position.  Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.  We are in the process of closing a foreign tax audit which is expected to result in a decrease in the amount of the portion of the unrecognized tax benefits which would not affect earnings if recognized, as noted above, as of the date of adoption.  Other than related to the resolution of this tax audit, we do not expect the amount of unrecognized tax benefits or cash payments related to these obligations to significantly change over the next 12 months.

Our quarterly tax expense is measured using an estimated annual tax rate for the period. At November 30, 2007, our estimated annual global effective tax rate was 44.8 percent after considering those entities for which no tax benefit is expected to occur during the year as a result of such entities requiring a full valuation allowance against current year losses.

Our income tax expense for the three and six months ended November 30, 2007 was $7.4 million and $11.8 million, respectively.  This resulted in an overall effective tax rate of 66.6 percent and 56.0 percent for the quarter and six months ended November 30, 2007, respectively.  The rate for the quarter is negatively impacted by 12.3 percent for a discrete item related to a capital loss on an other than temporary impairment charge on auction rate securities for which no tax benefit is expected and positively impacted by 2.5 percent for discrete items related to a return to provision true-up and tax reserve release.  The quarterly rate for the three months ended November 30, 2007 was also higher than the expected annual rate due to the mix of quarterly income by jurisdiction.  Our income tax expense for the three and six months ended November 30, 2006 was $4.2 million and $6.7 million, respectively.  The overall effective tax rate for the three and six months ended November 30, 2006 was not meaningful due to our recording a tax provision on the nominal pre-tax book income and net loss in the respective periods.  The increase in income tax expense for the three months ended November 30, 2007 as compared to November 30, 2006 primarily related to increased profitability.

 We review our annual tax rate on a quarterly basis and make any necessary changes. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income; changes in the jurisdictional mix of the forecasted annual operating income; positive or negative changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from enacted tax law changes.  We identify items which are unusual and non-recurring in nature and treats these as discrete events. The tax effect of discreet items is booked entirely in the quarter in which the discrete event occurs.

Liquidity and Capital Resources

	Six Months Ended November 30,
(in thousands)	2007	2006	% Change

Cash Flow
Cash used in operating activities	$(70,475)	$(30,987)	127.4%
Cash used in investing activities	$(21,859)	$(6,412)	240.9%
Cash provided by (used in) financing activities	$(49,650)	$9,280	*N.M

*Not Meaningful

	As of November 30,	As of May 31,
	2007	2007	% Change
Capital Resources
Working capital	$242,746	$324,616	(25.2)%
Cash, cash equivalents and marketable securities	$365,441	$553,836	(34.0)%

As of November 30, 2007, we had $365.4 million in cash, cash equivalents and marketable securities and $242.7 million in working capital. Our most significant sources of operating cash flows are license and maintenance and consulting fees related to services provided to our customers. Days sales outstanding (net receivables at period end divided by revenue for the quarter times 90 days), was 65 days as of November 30, 2007 and 69 days as of May 31, 2007. Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services and facilities. In addition, working capital and cash, cash equivalents and marketable securities decreased partially due to the reclassification of our auction rate securities from marketable securities to long-term investments. See Note 1 for further discussion.

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

Cash flows from operating activities:

Net cash used by operating activities was $70.5 million for the six months ended November 30, 2007, compared with $31.0 million of net cash used by operating activities for the six months ended November 30, 2006. This increase in cash used by operating activities was primarily due to a $98.8 million reduction in deferred revenue and customer deposits as a result of the adoption of a new process in the latter part of fiscal 2007 of renewing a large percentage of maintenance contracts on June 1 of each year rather than on various dates over the course of the year and a $27.5 million reduction in accounts payable and accrued liabilities.  These uses of cash were partially offset by $9.3 million in net income, $26.1 million in non-cash amortization, depreciation and stock-based compensation expense and $4.2 million in impairment on long-term investments.  We expect to generate positive cash flows due to maintenance billings in the second half of fiscal 2008.

Cash flows from investing activities:

Net cash used in investing activities was $21.9 million for the six months ended November 30, 2007, compared with net cash used in investing activities of $6.4 million for the six months ended November 30, 2006. The increase in net cash used in investing activities for the six months ended November 30, 2007 was primarily related to the increase in purchases of property and equipment, related to the ramp-up of shared services, and marketable securities.

Cash flows from financing activities:

Net cash used in financing activities was $49.7 million for the six months ended November 30, 2007, compared with net cash provided by financing activities of $9.3 million for the six months ended November 30, 2006. The increase in net cash used in financing activities was primarily related to the $56.7 million repurchase of our common stock in connection with the Board of Directors’ authorized share repurchase program.

Effect of exchange rate changes

Exchange rate changes increased our cash and cash equivalents by $5.8 million for the six months ended November 30, 2007 as compared to an increase of $1.2 million for the six months ended November 30, 2006.

Uncertainties in the Credit Markets

As of November 30, 2007, we had a total of $27.6 million in marketable securities and $58.7 million in long-term investments, which consisted of investments in auction rate securities. In addition, the majority of our cash equivalents consist of investments with maturities of 90 days or less. Our investments are governed by our investment policy, the objective of which is to provide as high a level of current income as is consistent with preservation of capital and the maintenance of liquidity. Approved investments include U.S. Government securities and investments in corporations and municipalities rated AA or higher, including investments in auction rate securities. The recent uncertainties in the credit markets have affected all of our holdings in auction rate securities. Auction rate securities are structured to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism allows existing investors either to rollover their holdings, whereby they will continue to own their respective securities, or liquidate their holdings by selling such securities at par. Since early August, these auctions have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions.  When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats.  As of November 30, 2007, we identified approximately $58.7 million of investments in auction rate securities for which the auctions have been unsuccessful. While these investments are currently rated AA or higher, at this time we are uncertain as to when the liquidity issues relating to these investments will improve.  We currently anticipate that our existing cash resources, exclusive of our holdings in auction rate securities, are sufficient to meet our anticipated working capital needs and fund our business plan. We are continuing to monitor the situation, as there is no assurance as to when the market for auction rate securities will stabilize.

As of November 30, 2007, the fair value of our auction rate securities was written down from their par value of approximately $63.7 million to the estimated fair value of approximately $58.7 million, based in part on market information provided by the broker-dealer managing our investments.  Accordingly, the Company recorded an “other-than-temporary” impairment charge of approximately $4.2 million and a temporary impairment charge of $0.8 million. In addition, the Company reclassified the entire auction rate securities portfolio from marketable securities to long-term investments.  The fair value of our auction rate securities could change significantly based on market conditions and the current uncertainties in the credit markets.  The Company will continue to monitor its auction rate securities and may be required to record additional impairment charges if there are future declines in fair value.

Repurchase of common shares and related party transactions

In November of 2006, our Board of Directors approved a share repurchase of up to $100.0 million of common stock, which was subsequently increased to $200.0 million by the Board of Directors in April of 2007. The share repurchase will continue to be funded using the Company’s existing cash balance and future cash flows and will occur through open market purchases, privately negotiated transactions and/or transactions structured through investment banking institutions as permitted by securities laws and other legal requirements. Market conditions will influence the timing of the buyback and the number of shares repurchased. From inception of the repurchase program to November 30, 2007, we used $111.6 million to repurchase 12.5 million shares at an average price of $8.93. In the six months ended November 30, 2007 $56.7 million was used to repurchase 6.1 million shares at an average price of $9.29.

Included in the purchases in the first six months of fiscal 2008 were 1.1 million shares purchased from Lawson Family Investment Company, Ltd, an entity affiliated with H. Richard Lawson, founder, co-chairman and a director of the Company. In addition, 2.9 million shares were purchased from Symphony Technology Group, a principal stockholder of the Company. Dr. Romesh Wadhwani is co-chairman and a director of the Company and the founder and managing partner of Symphony Technology Group. These shares were purchased at $9.20 per share.

Credit Facilities

We have a credit facility that was entered into by the former Intentia on November 1, 2004 and assumed by Lawson. The facility consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $5.8 million (Swedish Kroner (SEK) 40 million). The facility is secured by a corporate letter of guaranty by Lawson Software, Inc. As of November 30, 2007, no amount was outstanding under the guarantee line and $6.3 million was available for use. We also have various other outstanding guarantees totaling $0.5 million with various financial institutions.

Senior Convertible Notes

In April 2007, the Company issued $240.0 million of senior convertible notes with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012. The notes bear interest at a rate of 2.5 percent per annum payable semi-annually in arrears, on April 15 and October 15 of each year, beginning October 15, 2007. The notes do not contain any restrictive financial covenants. The notes are convertible, at the holder’s option, into cash and, if applicable, shares of common stock based on an initial conversion rate of 83.2293 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $12.02 (which reflects a 35 percent conversion premium based on the closing sale price of $8.90 per share of common stock on the Nasdaq Global Select Market on April 17, 2007). We effectively raised the conversion price to approximately $15.58 per share (which reflects a 75 percent premium when compared to the closing sale price of $8.90 per share) by simultaneously entering into separate agreements to purchase call options and sell warrants. In connection with the issuance of the notes, we entered into a registration rights agreement with the initial purchasers of the notes. On August 16, 2007, we filed the shelf registration statement, which became effective on that date. See our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 for additional information.

Restricted Cash

The Company has $7.5 million held as restricted cash as of November 30, 2007. Approximately $6.8 million of this relates to collateral to secure a bank guarantee for the settlement of the purchase of the remaining shares of Intentia. The arbitration process associated with the settlement of the untendered shares of Intentia required the Company to maintain a specified amount as security for a bank guaranty to secure Lawson’s obligation should additional amounts be due to the holders. On October 11, 2007, the arbitration panel ruled that no such additional amounts are due and the matter is closed. Subsequent to quarter end, the bank lifted the restriction on the $6.8 million in cash and we repatriated the funds.  The remaining restricted cash balance of $0.7 million relates to various guarantees of the Company’s properties worldwide.  The remaining restricted cash has been classified as a non-current asset on the Condensed Consolidated Balance Sheets.

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K for the year ended May 31, 2007, total contractual obligations at May 31, 2007 were $406.8 million not including an estimated FIN 48 impact. The total liability for uncertain tax positions under FIN 48 at November 30, 2007 was $4.5 million. We do not expect the amount of unrecognized tax benefits or cash payments related to these obligations to significantly change over the next 12 months other than related to the resolution of a foreign tax audit.  See Note 8 to the Condensed Consolidated Financial Statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further discussion.

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements (as defined in Item 303(a)(4)(ii) of SEC Regulation S-K) with unconsolidated entities, related parties or other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

We have entered into operating leases for most U.S. and international sales and support facilities and certain equipment in the normal course of business. As of November 30, 2007, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2007 and 2017. Rent expense under operating leases for the three months ended November 30, 2007 and 2006 was $7.5 million and $6.1 million, respectively.  Rent expense under operating leases for the six months ended November 30, 2007 and 2006 was $15.1 million and $14.0 million, respectively.

Foreign Currency

The Company has a potential risk of loss arising from adverse changes in foreign currency exchange rates due to a large portion of our revenue being denominated in foreign currencies. We manage foreign currency market risk using forward contracts, from time-to-time, to offset the risk associated with the effects of certain foreign currency exposures. These foreign currency exposures are primarily associated with non-functional currency accounts receivable and accounts payable and inter-company transactions in non-functional currencies. Increases or decreases in our foreign currency exposures are expected to be offset by gains or losses on forward contracts. This is expected to mitigate the possibility of significant foreign currency transaction gains or losses in future periods.

We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with gains and losses included in the Condensed Consolidated Statement of Operations. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. A net foreign exchange loss of $0.3 million and $1.0 million was recorded in the Condensed Consolidated Statement of Operations for the three and six months ended November 30, 2007, respectively. As of November 30, 2007, the net fair value of foreign currency forward contracts was a $0.2 million net liability and was included in other accrued liabilities in the Condensed Consolidated Balance Sheets.   As of November 30, 2006, the net fair value of our derivatives was a $3.6 million net liability that was included in other accrued liabilities in the Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)) and No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB no. 51 (SFAS 160). SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  Some of the changes, such as the accounting for contingent consideration, will introduce more volatility into earnings. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the potential impact on our financial statements of adopting SFAS 141(R) and SFAS 160.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (SFAS 159) which becomes effective for fiscal years beginning after November 15, 2007. Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. We are currently evaluating the potential impact on our financial statements of adopting SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the expected impact on our financial statements of adopting SFAS 157.  In December 2007, the FASB proposed FASB Staff Position (FSP) FAS 157-b to allow a one-year deferral of adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis.  The comment deadline for FSP FAS 157-b is January 16, 2008.  In November 2007, the FASB issued proposed FSP SFAS 157-a—Application of FASB Statement No. 157 to FASB Statement No. 13 And Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions.  The comment deadline on this proposed FSP was January 4, 2008. The ultimate outcome of these recent developments is currently unknown.

Proposed Accounting Pronouncements

In August 2007, the FASB released proposed FSP APB 14-a Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-a) that would alter the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements.  FSP APB 14-a, if adopted as proposed, would significantly impact the accounting associated with the Company’s $240.0 million senior convertible notes. If adopted as proposed, this FSP would require the Company to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. The proposed FSP was issued for a 45-day comment period that ended on October 15, 2007 but has not been issued in final form. The FASB is expected to begin its re-deliberations of the guidance in FSP APB 14-a in January 2008 and the ultimate effective date and outcome of such re-deliberations is unknown at this time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in our Annual Report on Form 10-K for the year ended May 31, 2007, our major market risk exposure relates to adverse fluctuations in interest rates with respect to our senior convertible notes and adverse changes in foreign currency exchange rates. We believe our exposure associated with these market risks has not changed materially since May 31, 2007. In addition, there have not been any material changes to our underling derivative instruments or debt. See our discussion relating to auction rate securities in Part I, Item 2 under Uncertainties in the Credit Markets in this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Rules adopted by the SEC to implement the provisions of Section 302 of the Sarbanes-Oxley Act of 2002 require the Chief Executive Officer and the Chief Financial Officer of the Company to evaluate the Company’s disclosure controls and procedures, in connection with the Company’s periodic reports filed with the SEC, and to disclose their conclusions based on this evaluation.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, due to consideration of the material weakness in our internal control over financial reporting discussed below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of November 30, 2007.

As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007, management determined that a material weakness in our internal control over financial reporting existed as of May 31, 2007 relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply the Company’s accounting policies in accordance with U.S. GAAP. This control deficiency resulted in adjustments, including audit adjustments, in order for the Company to comply with U.S. GAAP. Additionally, this control deficiency could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis.

Management’s Actions and Plans for Remediation

In order to compensate for a lack of adequate finance and accounting staff at Intentia, management implemented transitional controls that utilized existing staff at the Company’s corporate headquarters based in St. Paul, Minnesota to perform the U.S. GAAP accounting requirements for Intentia. The transitional controls put in place in the first quarter of fiscal 2007 surrounding Intentia caused additional strain on our financial reporting function and resulted in the operating effectiveness of the overall finance and accounting personnel to become inadequate in the fiscal quarter ended August 31, 2006 and remain inadequate as of November 30, 2007.

As a result of the material weakness in our internal control over financial reporting, management has implemented, or will implement, the following changes in our internal control over financial reporting relating to the lack of a sufficient number of qualified accounting personnel needed to apply the Company’s accounting policies in accordance with U.S. GAAP. These changes were partially implemented during fiscal 2007 and are expected to affect the effectiveness of Lawson’s internal control over financial reporting. We intend to continue our efforts to remediate the aforementioned material weakness in our internal control over financial reporting which still exists at November 30, 2007. In particular, management has implemented, or will implement, the following:

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

In light of the material weakness in our internal control over financial reporting as of November 30, 2007, the Company has performed additional analyses and other post-closing procedures in an effort to ensure that our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, as of and for the quarter ended November 30, 2007, have been prepared in accordance with U.S. GAAP. We will continue to perform additional analyses and other post-closing procedures to mitigate the risk of potential material misstatements of the Company’s financial statements in future periods.

Changes in Internal Control over Financial Reporting

As a result of the material weakness described above, we have implemented the following changes in our internal control in the six months ended November 30, 2007.

•      Hired additional and permanent accounting and finance personnel, including key leadership roles which include the following:

•      Corporate Controller

•      Director of Financial Reporting

•      Hired additional and permanent finance department personnel with audit and controls expertise, for our Internal Audit and Sarbanes-Oxley compliance functions, that have appropriate accounting backgrounds and understand U.S. GAAP reporting requirements.

•      Expanded the legacy Lawson financial controls processes to the legacy Intentia financial reporting organization, including changes to the record-keeping processes that support U.S. GAAP reporting requirements.

•      Reallocated responsibilities within the legacy Lawson St. Paul, Minnesota based finance organization to properly address financial reporting and technical accounting matters encountered in International locations. These responsibilities will be allocated back to our international shared services centers as the teams are developed and trained.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) other than those discussed above that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

The Company’s risk factors were documented in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007. There have been no material changes to our risk factors since the filing of that report. See our discussion relating to auction rate securities in Part I, Item 2 under Uncertainties in the Credit Markets in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Use of Proceeds

As of November 30, 2007, we held $23.8 million of net proceeds from our initial public offering in interest-bearing investment grade securities. During the three months ended November 30, 2007, we used approximately $8.0 million for capital expenditures and $0.8 million for repayment of debt.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of our stock for the three months ended November 30, 2007:

	(a)	(b)	(c)	(d)
	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

September 1, 2007 - September 30, 2007	—	$0.00	—	$91,466,983

October 1, 2007 - October 31, 2007	—	$0.00	—	$91,466,983

November 1, 2007 - November 30, 2007	331,766	$9.29	331,766	$88,384,877

Total Fiscal 2008 Second Quarter	331,766	$9.29	331,766

(1) In November 2006, our Board of Directors approved a share repurchase of up to $100.0 million of common stock. The Board of Directors increased this maximum to $200.0 million in April 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           The Company held its Annual Meeting of Stockholders on October 18, 2007. The meeting was held to consider and vote upon: (i) the election of nine directors, (Steven C. Chang, Harry Debes, Peter Gyenes, David R. Hubers, H. Richard Lawson, Michael A. Rocca, Robert A. Schriesheim, Romesh Wadhwani and Paul Wahl), each for a term of one year; and (ii) ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending May 31, 2008.

(b)           The Company’s stockholders voted on the following matters:

(1)   Election of nine directors. All directors nominated by the Board of Directors were elected.

	Votes	Votes
Nominee	For	Withheld
Steven C. Chang	160,596,216	3,809,345
Harry Debes	161,248,286	3,157,275
Peter Gyenes	160,941,812	3,463,749
David R. Hubers	161,270,633	3,134,928
H. Richard Lawson	160,721,263	3,684,298
Michael A. Rocca	160,968,141	3,437,420
Robert A. Schriesheim	157,251,647	7,153,914
Romesh Wadhwani	159,833,445	4,572,116
Paul Wahl	160,994,023	3,411,538

(2)        The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending May 31, 2008, with 163,532,259 affirmative votes, 858,090 negative votes, and 15,212 votes abstaining.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

See Index to Exhibits on page 39 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 8, 2008

LAWSON SOFTWARE, INC.

	By:	/s/ ROBERT A. SCHRIESHEIM
Robert A. Schriesheim
Executive Vice President and Chief Financial Officer
(principal financial officer)

	By:	/s/ STEFAN B. SCHULZ
Stefan B. Schulz
Senior Vice President of Finance
(principal accounting officer)

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