Form 10-Q
period 2008-02-29
Lawson Software, Inc.
filed 2008-04-04
CIK 1344632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒   Accelerated filer  ☐   Non-accelerated filer  ☐  Smaller reporting company  ☐

                                                                                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding as of March 28, 2008 was 173,957,429.

LAWSON SOFTWARE, INC.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	February 29,	May 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$332,774	$473,963
Restricted cash - current	780	555
Marketable securities	5,471	74,995
Trade accounts receivable, net	201,496	162,947
Income taxes receivable	2,973	5,183
Deferred income taxes - current	18,846	17,431
Prepaid expenses and other current assets	44,807	28,196
Total current assets	607,147	763,270

Long-term marketable securities	—	4,878
Long-term investments	48,486	—
Restricted cash - non-current	2,517	6,889
Property and equipment, net	40,225	30,879
Goodwill	533,531	483,060
Other intangible assets, net	117,097	133,456
Deferred income taxes - non-current	33,578	36,889
Other assets	19,574	19,786
Total assets	$1,402,155	$1,479,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt - current	$3,798	$3,322
Accounts payable	22,166	21,475
Accrued compensation and benefits	87,759	85,144
Income taxes payable	5,825	3,535
Deferred income taxes - current	5,002	4,605
Deferred revenue - current	205,793	247,587
Other current liabilities	63,280	72,986
Total current liabilities	393,623	438,654

Long-term debt - non-current	244,731	245,228
Uncertain tax position - non-current	4,562	—
Deferred income taxes - non-current	12,998	12,558
Deferred revenue - non-current	10,180	15,817
Other long-term liabilities	10,096	11,622
Total liabilities	676,190	723,879

Commitments and Contingencies, see Note 12

Stockholders’ equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 750,000 shares authorized; 200,913 and 199,389 shares issued, and 173,564 and 182,979 shares outstanding, at February 29, 2008 and May 31, 2007, respectively	2,009	1,994
Additional paid-in capital	836,841	822,740
Treasury stock, at cost; 27,349 and 16,410 shares at February 29, 2008 and May 31, 2007, respectively	(227,450)	(123,207)
Retained earnings	27,786	17,755
Accumulated other comprehensive income	86,779	35,946
Total stockholders’ equity	725,965	755,228
Total liabilities and stockholders’ equity	$1,402,155	$1,479,107

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007
Revenues:
License fees	$31,984	$26,434	$90,434	$65,243
Maintenance	84,630	73,308	247,849	213,861
Consulting	96,273	91,465	280,614	258,433
Total revenues	212,887	191,207	618,897	537,537

Cost of revenues:
Cost of license fees	6,767	5,950	20,136	16,842
Cost of maintenance	16,389	15,815	48,879	44,500
Cost of consulting	79,046	77,956	234,427	227,979
Total cost of revenues	102,202	99,721	303,442	289,321

Gross profit	110,685	91,486	315,455	248,216

Operating expenses:
Research and development	22,231	20,380	61,249	63,235
Sales and marketing	47,271	39,744	137,776	116,534
General and administrative	21,383	25,714	72,945	73,919
Restructuring	(137)	11,540	(202)	14,900
Amortization of acquired intangibles	3,531	2,465	10,099	7,254
Total operating expenses	94,279	99,843	281,867	275,842

Operating income (loss)	16,406	(8,357)	33,588	(27,626)

Other income (expense), net:
Interest income	4,512	3,279	17,257	10,579
Interest expense	(2,118)	(1,660)	(6,864)	(2,305)
Impairment and other expense, net	(8,191)	(196)	(12,245)	(153)
Total other income (expense), net	(5,797)	1,423	(1,852)	8,121

Income (loss) before income taxes	10,609	(6,934)	31,736	(19,505)
Provision for income taxes	9,882	2,834	21,705	9,564
Net income (loss)	$727	$(9,768)	$10,031	$(29,069)

Net income (loss) per share:
Basic	$0.00	$(0.05)	$0.06	$(0.16)
Diluted	$0.00	$(0.05)	$0.06	$(0.16)

Weighted average common shares outstanding
Basic	175,912	187,666	178,620	186,962
Diluted	178,805	187,666	181,949	186,962

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	February 29,	February 28,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$10,031	$(29,069)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	32,183	29,199
Amortization of debt issuance costs	966	—
Deferred income taxes	680	(822)
Provision for doubtful accounts	(2,244)	3,133
Warranty provision	4,593	636
Impairment on long-term investments	12,296	—
Net (gain) loss on disposal of assets	(311)	137
Excess tax benefits from stock transactions	(2,025)	(1,785)
Stock-based compensation expense	4,683	5,513
Amortization of discount and premiums on marketable securities	(92)	(375)
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	(29,664)	(9,492)
Prepaid expenses and other assets	(11,860)	(5,286)
Accounts payable	123	(2,073)
Accrued and other liabilities	(18,166)	(11,501)
Income taxes payable/receivable	11,396	(1,130)
Deferred revenue and customer deposits	(58,774)	6,737
Net cash used in operating activities	(46,185)	(16,178)

Cash flows from investing activities:
Cash paid in conjunction with acquisitions, net of cash acquired	—	(3,575)
Change in restricted cash	4,147	(14,990)
Purchases of marketable securities and investments	(205,098)	(100,420)
Proceeds from maturities and sales of marketable securities and investments	216,340	148,510
Purchases of property and equipment	(15,847)	(10,677)
Net cash provided by (used in) investing activities	(458)	18,848

Cash flows from financing activities:
Principal payments on long-term debt	(1,340)	(1,351)
Cash proceeds from issuance of long-term debt	—	3,222
Payments on capital lease obligations	(1,024)	(1,406)
Cash proceeds from exercise of stock options	6,490	10,055
Excess tax benefits from stock transactions	2,025	1,785
Cash proceeds from employee stock purchase plan	2,212	2,023
Repurchase of common stock from related parties	(36,800)	—
Repurchase of common stock - other	(68,829)	(5,900)
Net cash provided by (used in) financing activities	(97,266)	8,428

Effect of exchange rate changes on cash and cash equivalents	2,720	1,051

Net increase (decrease) in cash and cash equivalents	(141,189)	12,149
Cash and cash equivalents at the beginning of the period	473,963	210,154
Cash and cash equivalents at the end of the period	$332,774	$222,303

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The results of operations for the three and nine month periods ended February 29, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2008.

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

2.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except to the extent updated or described below, a detailed description of the Company’s significant accounting policies can be found in Lawson’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007.  The following notes should be read in conjunction with such policies and other disclosures in the Company’s Annual Report.

Fiscal Year

The Company’s fiscal year is from June 1 through May 31. Unless otherwise stated, references to the years 2008 and 2007 relate to the fiscal years ended May 31, 2008 and 2007, respectively. References to future years also relate to Lawson’s fiscal years ending May 31.

Income Taxes

Consistent with prior periods, and upon the Company’s June 1, 2007 adoption of the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes-an

interpretation of FASB Statement No. 109 (FIN 48),  the Company recognizes accrued interest related to unrecognized tax benefits in tax expense. Penalties, if incurred, are also recognized as a component of tax expense. In addition, the tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

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

Following is a roll forward of the Company’s warranty reserve (in thousands):

Balance, May 31, 2007	$3,745
Provision	4,593
Write-offs	(2,096)
Translation adjustment	107
Balance, February 29, 2008	$6,349

Marketable Securities and Long-Term Investments

As of February 29, 2008, the Company had a total of $5.5 million in marketable securities and $48.5 million in long-term investments, which consisted of investments in auction rate securities.  Auction rate securities are structured to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism has historically provided a liquid market for these securities by allowing existing investors to either rollover their holdings, whereby they would continue to own their respective securities, or liquidate their holdings by selling such securities at par.  Historically the fair value of auction rate securities approximated par value due to the frequent resets through the auction rate process. The continued uncertainty in the credit markets has affected all of the Company’s holdings in auction rate securities.  The Company’s current investments in auction rate securities represent interests in collateralized debt obligations supported by high grade, short-term commercial paper and, in some cases, put options for preferred stock in monoline insurance companies. The Company does not directly hold mortgage-backed securities.

During the second quarter of fiscal 2008, the Company identified approximately $63.7 million par value of investments in auction rate securities for which the auctions had been unsuccessful. These investments were rated AA or higher, were current on all obligations and the Company continued to earn interest on its auction rate security investments at the maximum contractual rate.  However, the liquidity and fair value of these investments had been negatively impacted primarily by the uncertainty of the credit markets and exposure to the financial condition of bond insurance companies.  As a result, the estimated fair value of many of these investments no longer approximated par value. Therefore, as of November 30, 2007, the fair values of the Company’s auction rate securities were written down from the par value of approximately $63.7 million to the then estimated fair value of approximately $58.7 million.  Accordingly, the Company recorded an other-than-temporary impairment charge of approximately $4.2 million and a temporary impairment charge of $0.8 million to reduce the value of its auction rate securities to the new fair value. In addition, the Company reclassified its entire auction rate securities portfolio from marketable securities to long-term investments.

In the third quarter ended February 29, 2008, the Company continued to closely monitor its auction rate securities portfolio and the conditions in the credit and capital markets.  While these investments were still rated AA or higher as of February 29, 2008, and all scheduled interest payments were made, uncertainties in the credit markets remained and the fair value of the Company’s portfolio continued to decline.  The broker-dealer managing the Company’s auction rate securities, in a discretionary account, provided the Company an estimate of the portfolio’s fair market value as of February 29, 2008.  In addition, given the complexity of auction rate securities and the lack of readily observable market quotes related to these investments, the Company used an independent advisor as an additional input into its independent determination of the fair value of its portfolio.  Based, in part, on input from and modeling provided by the broker-dealer and the independent advisor, along with management’s assessment, the Company estimated the fair value of its auction rate securities to be $48.5 million as of February 29, 2008.  As a result, the Company recorded an other-than-temporary impairment charge of approximately $8.1 million and a temporary impairment charge of $2.1 million in the quarter ended February 29, 2008.

The Company’s auction rate securities portfolio consists of investments with direct exposure to the monoline insurance companies and others with indirect exposure.  The Company’s investments in auction rate securities with direct exposure to the monoline insurance companies have a par value of $24.0 million and a current fair value of $11.7 million, or 48.8% of par, as of February 29, 2008.  The Company’s investments with indirect exposure to monoline insurance companies have a par value of $39.7 million and a current fair value of $36.8 million, or 92.8% of par, as of February 29, 2008.  The impairment charges related to the auction rate securities investments with direct and indirect exposure have been classified as other-than-temporary and temporary, respectively.  The charges related to the auction rate securities with direct exposure were determined to be other-than-temporary primarily due to the severity of the decline in value and the extended length of the expected holding period.

 The various valuation models used to estimate the auction rate securities fair value included numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity.  These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment.  The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value. There is no assurance if or when the market for auction rate securities will be restated.  The fair value of the Company’s auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets.  If these uncertainties continue or if these securities experience credit rating downgrades, the Company may incur additional impairment on its auction rate securities portfolio. The Company will continue to monitor the fair value of its auction rate securities and relevant market conditions and will record additional impairment if future circumstances warrant such charges.

The other-than-temporary impairment charges have been included in the applicable periods in “Other income (expense), net” in the Company’s Condensed Consolidated Statement of Operations. These charges represent future expected capital losses for which the Company does not currently have available capital gains to offset and accordingly, no tax benefits were recorded.

The Company reviews its impairments in accordance with Emerging Issues Task Force (EITF) 03-1 and FSP SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments to determine the classification of the impairment as temporary or other-than-temporary.  A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity.  Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary.  Losses are recognized in our statement of operations when a decline in fair value is determined to be other-than-temporary.  The Company reviews its investments on an ongoing basis for indications of possible impairment.  Once identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment.  The Company believes that a portion of the impairment charges related to its auction rate securities investments are temporary and a portion are other-than-temporary.  The primary factors the Company considers in classifying the impairment include the extent and time the fair value of each investment has been below cost.

Revenue Recognition Allocation Policy

From time to time, the Company enters into software arrangements that include software license, maintenance, and consulting services which are considered essential to the functionality of the software.  In these instances, the Company recognizes revenue for the three revenue streams (software license fees, maintenance and consulting services) under two units of accounting, which are the (i) software license bundled together with consulting services and (ii) maintenance.  For purposes of displaying revenues, the Company presents applicable license fees, maintenance and consulting revenues in the Condensed Consolidated Statements of Operations using VSOE (or, if unavailable, other objective evidence) of fair value for the undelivered elements and assigning the remainder of the arrangement fee to the license.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (SFAS 141(R)) which will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS 141(R) establishes principles and requirements for the recognition and measurement of identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  Some of the changes, such as the accounting for contingent consideration and exclusion of transaction costs from acquisition accounting may introduce more volatility into earnings.  SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. With the adoption of SFAS 141(R), the Company’s accounting for business combinations will change on a prospective basis beginning in the first quarter of fiscal 2010.

 In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB no. 51 (SFAS 160).  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a separate component of equity rather than as a liability.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159) which becomes effective for fiscal years beginning after November 15, 2007. Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently. The Company is currently evaluating the potential impact on its financial statements of adopting SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Positions (FSP) No. 157-1 and No. 157-2 (FSP 157-1 and FSP 157-2).  FSP 157-1 removes certain leasing transactions from the scope of SFAS 157.   FSP 157-2 partially defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis (at least annually).  The Company is currently evaluating the potential impact on its financial statements of adopting SFAS 157, along with the recently issued Staff Positions.

Proposed Accounting Pronouncements

In August 2007, the FASB released proposed FSP APB 14-a, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-a) that would alter the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements.  FSP APB 14-a, if adopted as proposed, would significantly impact the accounting associated with the Company’s $240.0 million senior convertible notes. This FSP would require the Company to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it would require recognizing interest expense in prior periods pursuant to the proposed retrospective accounting treatment. The proposed FSP was issued for a 45-day comment period. The FASB began its re-deliberations of the guidance in FSP APB 14-a in the first quarter of 2008 and it is anticipated that the final FSP will be issued in the second calendar quarter of 2008 and is expected to be effective for fiscal years beginning after December 15, 2008.

3.                                      RESTRUCTURING

The following table sets forth the reserve activity for each of the Company’s restructuring plans and the remaining balances, which are included in the Consolidated Balance Sheets as of February 29, 2008 (in thousands):

		Fiscal	Fiscal 2006 Restructure
		2007		Legacy
	Total	Restructure	Intentia	Lawson
Balance, May 31, 2007	$24,294	$10,474	$11,257	$2,563
Cash payments	(6,287)	(3,558)	(2,385)	(344)
Adjustments to provision - Restructuring	(202)	292	(365)	(129)
Adjustments to provision - Goodwill	(4,037)	—	(4,037)	—
Currency translation effect	2,615	807	1,808	—
Balance, February 29, 2008	$16,383	$8,015	$6,278	$2,090

Fiscal 2007 Restructuring

On February 28, 2007, the Company’s management completed a roadmap for optimizing the Company’s productivity by enhancing global sourcing capabilities and resources. This roadmap calls for the rebalancing of the Company’s resources between various locations, primarily in the United States, Europe and the Company’s global support center in the Philippines. Management envisions the reduction of approximately 350 employees primarily in the Company’s U.S. and European operations over the course of fiscal 2008 and the first quarter of fiscal 2009. This reduction will include employees working in all areas of the Company, predominantly in consulting and research and development. In conjunction with this roadmap and in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112), the Company recorded a charge of $11.9 million. As management takes actions in pursuing these goals, additional charges may be incurred related to this roadmap which are not within the scope of SFAS 112 and are included in the adjustments to the reserve.  The timing and extent of these charges are not currently determinable and additional charges may be recorded in future periods. As of May 31, 2007, the Company had a reserve of $10.5 million for severance and related benefits.  For the first nine months of fiscal 2008, $3.6 million of severance and related benefits were paid and $0.3 million of adjustments were made to the reserve.  The ending balance at February 29, 2008 was $8.0 million primarily for severance and related benefits.  The Company expects cash payments to continue through February 2009 for severance and May 2010 for restructured facilities.

Fiscal 2006 Restructuring

On April 26, 2006, in conjunction with the business combination with Intentia International AB (Intentia), the Company approved a plan designed to eliminate employee redundancies in both Intentia and Legacy Lawson.

Fiscal 2006 Legacy Lawson. The plan for legacy Lawson included the reduction of approximately 60 employees in the U.S. and United Kingdom (U.K.) and the exit or reduction in space for leases in certain facilities. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and consulting. As of May 31, 2007, the Company had a reserve of $2.6 million for both severance and associated benefits and for the exit or reduction of leased facilities. For the first nine months of fiscal 2008, cash payments of $0.3 million were made for the exit of leased facilities. In addition, adjustments of $0.1 million were made for the exit of leased facilities in the first nine months of fiscal 2008. The ending balance at February 29, 2008 was $2.1 million for the exit or reduction of leased facilities. Actions relating to severance were completed in the first quarter of fiscal 2008. The Company expects cash payments for the exit of leased facilities to continue through July 2011.

Fiscal 2006 Intentia. The plan for Intentia included the reduction of approximately 125 employees in the EMEA and APAC regions and the exit or reduction in space for leases in certain facilities. The reduction of employees included employees who worked in all functional areas of the Company. As of May 31, 2007, the Company had a reserve of $11.3 million for both severance and associated benefits and for the exit or reduction of leased facilities.  Cash payments of $0.9 million and $1.5 million were made for severance and associated benefits and for the exit of leased facilities for the first nine months of fiscal 2008, respectively.  There were adjustments made for the lease exit costs of $4.4 million in the first nine months of fiscal 2008, primarily related to a change in the original lease restructuring plan.  EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, requires that a reduction to a restructuring liability established in connection with a business purchase combination should reduce the amount originally recorded to goodwill.  The ending balance as of February 29, 2008 was $6.3 million related to the reserve for the exit or reduction of leased facilities. Actions relating to severance were completed in the third quarter of fiscal 2008. The Company expects cash payments for the exit of leased facilities to continue through June 2012.

The Company expects to see cost savings in future periods as a result of the restructuring plans with a reduction in cost of revenue and operating expenses resulting from lower facility lease expense and reduced headcount.

4.                                      SHARE-BASED COMPENSATION

The Company accounts for shared-based compensation in accordance with the provisions of SFAS No. 123 (Revised), Share-Based Payment (SFAS 123 (R)) which requires companies to estimate the fair value of share-based payments granted to employees and nonemployee directors.  The Company’s share-based payments include employee stock options, restricted stock and restricted stock unit awards as well as employee stock purchases related to the Company’s employee stock purchase plan (ESPP).

The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of its stock options.  Use of the Black-Scholes model requires the input of significant assumptions including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, the risk-free interest rate and expected dividend yield.  Compensation expense related to stock options is based on the grant date fair value of the options and is recognized on a straight-line basis over the requisite service period.

The fair value of restricted stock and restricted stock unit awards is estimated based on the grant date market value of the Company’s common stock and is amortized to compensation expense on a straight-line basis over the related vesting period. Compensation expense related to the ESPP is estimated as the 15% discount employees receive relative to the market value of the Company’s common stock at the end of the plan’s quarterly offering periods and is recognized in the applicable quarter.

The amount of share-based compensation cost recognized during any given period is based on the value of the portion of the awards that are ultimately expected to vest.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ significantly from the original estimates.  The Company estimates its forfeiture rate based on historic experience of its share-based plans and any adjustment to the estimated forfeiture rate results in a cumulative adjustment in the period that the estimate is changed.  Ultimately, the total compensation expense recognized for any given share-based award over its vesting period will only be for those shares that actually vest.

Changes in the Black-Scholes valuation assumptions and the Company’s estimated forfeiture rate can materially affect the estimate of fair value of share-based compensation and the related expense recognized. The assumptions used in estimating the fair value of share-based payment awards and the Company’s estimated forfeiture rate represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and different assumptions or forfeiture rates are used, the Company’s share-based compensation expense could be materially different in the future.

In the quarter ended February 29, 2008, the Company performed its periodic review of the estimated forfeiture rate and based on turnover during the last twelve months, the Company adjusted its forfeiture rate from 6.1% to 17.4%.  This change in estimated forfeiture rate resulted in a $0.7 million decrease in share-based compensation expense for the third quarter of fiscal 2008.

The following table presents the share-based compensation expense recognized in the Company’s Condensed Consolidated Statements of Operations, by classification, for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007

Cost of revenues	$(4)	$288	$509	$736
Research and development	34	150	325	468
Sales and marketing	17	321	754	1,092
General and administrative	381	1,080	3,095	3,217
Stock-based compensation expense pre-tax	428	1,839	4,683	5,513
Income tax benefit	(166)	(677)	(1,812)	(1,964)
Stock-based compensation expense net of tax	$262	$1,162	$2,871	$3,549

As of February 29, 2008, the Company had unrecognized compensation expense of $16.1 million and $9.8 million related to outstanding stock options and restricted stock awards, respectively, which are expected to be recognized over weighted average periods of 1.6 years and 2.3 years.

5.                                      TRADE ACCOUNTS RECEIVABLE

The components of trade accounts receivable were as follows (in thousands):

	February 29,	May 31,
	2008	2007
Trade accounts receivables	$184,513	$147,771
Unbilled accounts receivables	23,857	25,083
Less: allowance for doubtful accounts	(6,874)	(9,907)
Net trade accounts receivable	$201,496	$162,947

Unbilled accounts receivable represents revenue earned but not contractually billable as of the balance sheet date.

6.                                      GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the nine months ended February 29, 2008, was as follows (in thousands):

Balance, May 31, 2007	$483,060
Adjustment related to restructuring	(4,037)
Additional consideration paid - Sigma	282
Adjustment for resolution of acquisition related tax accrual	(399)
Currency translation effect	54,625
Balance, February 29, 2008	$533,531

Intangible assets subject to amortization were as follows (in thousands):

	February 29, 2008			May 31, 2007
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Estimated
	Amounts	Amortization	Net	Amounts	Amortization	Net	Useful Lives
Maintenance contracts	$22,940	$14,357	$8,583	$22,940	$11,822	$11,118	Term
Technology	92,976	31,764	61,212	91,555	22,541	69,014	3-10 years
Client lists	10,774	6,804	3,970	10,765	5,937	4,828	4-10 years
Customer relationships	54,904	13,079	41,825	49,492	5,371	44,121	12 years
Trademarks	5,898	5,337	561	5,281	2,514	2,767	2 years
Order backlog	6,588	6,588	—	5,861	5,861	—	1 year
Non-compete agreements	4,299	3,353	946	3,834	2,226	1,608	5 years
	$198,379	$81,282	$117,097	$189,728	$56,272	$133,456

The Company amortizes its intangible assets using underlying cash flow projections and accelerated and straight-line methods which approximate the proportion of future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset.  Net intangible assets increased from May 31, 2007 by $4.7 million resulting from the effect of currency translation.  Amortization expense is included in cost of license fees, cost of services and amortization of acquired intangibles in the accompanying Condensed Consolidated Statements of Operations.  Amortization expense for intangible assets was $7.2 million and $7.5 million for the three months ended February 29, 2008 and February 28, 2007, respectively.  Amortization expense for intangible assets was $22.2 million and $22.1 million for the comparable nine months ended February 29, 2008 and February 28, 2007.

The estimated future amortization expense for intangible assets is as follows (in thousands):

2008 (remaining 3 months)	$6,819
2009	22,386
2010	18,882
2011	16,050
2012	12,748
Thereafter	40,212
$117,097

7.                                      DEFERRED REVENUE

The components of deferred revenue were as follows (in thousands):

	February 29,	May 31,
	2008	2007
License Fees	$45,298	$35,497
Maintenance	155,511	215,480
Consulting	15,164	12,427
Total deferred revenue	215,973	263,404
Less current portion	(205,793)	(247,587)
Deferred revenue - non-current	$10,180	$15,817

Deferred maintenance revenue was lower at February 29, 2008 compared to May 31, 2007 as a result of the Company’s adoption of a new process in the latter part of fiscal 2007 of renewing a large percentage of its U.S. maintenance contracts on June 1 of each year rather than on various dates over the course of the year.

8.                                      LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	February 29,	May 31,
	2008	2007
Senior convertible notes, interest at 2.5%	$240,000	$240,000
Car loans, interest at an average rate of 4.7%	6,621	6,010
Capital lease obligations, interest at 7.9%	1,908	2,540
Total Long-term debt	248,529	248,550
Less current maturities	(3,798)	(3,322)
Long-term debt- non-current	$244,731	$245,228

Senior Convertible Notes

In April 2007, the Company issued $240.0 million of senior convertible notes with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012 and bear interest at a rate of 2.50% per annum payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2007. The notes do not contain restrictive financial covenants. See the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007 and Proposed Accounting Pronouncements included in Note 2 above for additional information.

9.                                      INCOME TAXES

On June 1, 2007, the Company adopted the provisions of FIN 48.  As a result of implementation, there was no impact to retained earnings for unrecognized tax benefits that would be accounted for as a cumulative effect adjustment.  The balance of unrecognized tax benefits at adoption, exclusive of interest, was $10.3 million of which $4.6 million would affect earnings, if recognized.  The Company recognizes accrued interest related to unrecognized tax benefits in tax expense.  Penalties, if incurred, are also recognized as a component of tax expense.  As of June 1, 2007, the Company did not have any accrued interest expense related to uncertain tax benefits given the Company’s net operating loss carry forward position associated with prior years.  However, during the quarter ended February 29, 2008, the Company recorded approximately $0.1 million of interest related to unrecognized tax benefits.  In addition, the company utilized $0.1 million of the uncertain tax benefits, resulting in a balance of $4.6 million at February 29, 2008.

Lawson is subject to taxation in the U.S. and various states and foreign jurisdictions.  The material jurisdictions that are subject to examination by the taxing authorities primarily include the U.S., U.K., Denmark, France, Switzerland and Sweden and are generally for tax years 2003 and forward.  The Company is currently under examination by certain taxing authorities in a few foreign jurisdictions.  While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater or less than its accrued position.  Accordingly, additional provisions on state, federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.  The Company closed a foreign tax audit which resulted in full utilization of the portion of the unrecognized tax benefits which would not affect earnings if recognized, as noted above, as of the date of adoption.  The Company does not expect the amount of unrecognized tax benefits or cash payments related to these obligations to significantly change over the next 12 months.

The Company’s quarterly tax expense is measured using an estimated annual tax rate for the period. At February 29, 2008, the Company’s estimated annual global effective tax rate was 45.4% after considering those entities for which no tax benefit is expected to occur during the year as a result of such entities requiring a full valuation allowance against current year losses.

The Company’s income tax expense for the three and nine months ended February 29, 2008 was $9.9 million and $21.7 million, respectively.  This resulted in an overall effective tax rate of 93.1% and 68.4% for the quarter and nine months ended February 29, 2008, respectively.  The rate for the quarter was negatively impacted by 27.9% for a discrete item related to a capital loss on an other-than-temporary impairment charge on auction rate securities for which no tax benefit is expected.  The quarterly rate for the three months ended February 29, 2008 was also higher than the expected annual rate due to the mix of quarterly income by jurisdiction.  The Company’s income tax expense for the three and nine months ended February 28, 2007 was $2.8 million and $9.6 million, respectively.  The overall effective tax rate for the three and nine months ended February 28, 2007 was not meaningful due to the Company recording a tax provision on the pre-tax losses in the respective periods.  The increase in income tax expense for the three months ended February 29, 2008 as compared to February 28, 2007 primarily related to increased profitability.

The Company reviews its annual tax rate on a quarterly basis and makes any necessary changes. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income, changes in the jurisdictional mix of the forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities or impacts from enacted tax law changes.  The Company identifies items which are unusual and non-recurring in nature and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

10.                               PER SHARE DATA

The Company computes net income (loss) per share in accordance with the provisions of SFAS No. 128, Earnings per Share (SFAS 128). Under SFAS 128, basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the applicable period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the weighted average of dilutive shares outstanding during the period. The Company uses the treasury stock method to calculate the weighted average dilutive shares related to “in-the-money” stock options and warrants, unvested restricted stock awards, and shares issuable under the Company’s ESPP.  The dilutive effect of the Company’s senior convertible notes is calculated using the “if-converted” method.  The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Basic net income (loss) per share computation:

Net income (loss)	$727	$(9,768)	$10,031	$(29,069)
Weighted average common shares- basic	175,912	187,666	178,620	186,962
Basic net income (loss) per share	$0.00	$(0.05)	$0.06	$(0.16)

Diluted net income (loss) per share computation:

Net income (loss)	$727	$(9,768)	$10,031	$(29,069)
Diluted weighted average shares calculation:
Weighted average common shares	175,912	187,666	178,620	186,962
Net dilutive effect of:
Stock options	2,600	—	3,055	—
Warrants	—	—	—	—
Restricted stock	275	—	259	—
ESPP	18	—	15	—
Senior convertible notes	—	—	—	—
Weighted average common shares - diluted	178,805	187,666	181,949	186,962
Diluted net income (loss) per share	$0.00	$(0.05)	$0.06	$(0.16)

Potentially dilutive shares of common stock related to share-based payments and warrants are excluded from the diluted net income per share computations when their exercise prices are greater than the average market price of the Company’s common shares during the applicable periods as their inclusion would be anti-dilutive. Common shares issuable upon conversion of the Company’s senior convertible notes are excluded from the dilutive computations when the effect of the conversion is anti-dilutive.   In addition, in periods of net loss, all potentially dilutive common shares are excluded from the computation of diluted weighted average shares outstanding, as their inclusion would have an anti-dilutive effect on net loss per share.  The following table sets forth potentially dilutive shares which were excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Stock options	3,506	12,555	2,629	11,753
Warrants	19,975	—	19,975	—
Restricted stock	250	332	—	257
Senior convertible notes	19,975	—	19,975	—
Total potentially dilutive shares	43,706	12,887	42,579	12,010

The potential dilutive shares increased from fiscal 2007 to fiscal 2008 largely as a result of the 20.0 million warrants sold in April 2007 along with the issuance of the senior convertible notes.

11.                               COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Net income (loss)	$727	$(9,768)	$10,031	$(29,069)
Unrealized gain (loss) on investments, net of taxes of $(21), $6, $(16) and $33, respectively	(2,067)	10	(2,829)	54
Foreign currency translation adjustment	17,415	(3,449)	53,662	11,518
Other comprehensive income (loss)	15,348	(3,439)	50,833	11,572
Comprehensive income (loss)	$16,075	$(13,207)	$60,864	$(17,497)

Total accumulated other comprehensive income and its components were as follows (in thousands):

	February 29,	May 31,
	2008	2007
Foreign currency translation adjustment	$89,620	$35,958
Unrealized loss on investments	(2,841)	(12)
Accumulated other comprehensive income	$86,779	$35,946

12.                               COMMITMENTS AND CONTINGENCIES

Employment Agreements and Executive Change in Control Severance Pay Plans

The Company has entered into various employment agreements with certain executives and employees of the Company and has adopted executive change in control severance pay plans. These arrangements provide for severance payments subject to certain conditions and events.

Indemnification and Guarantee Agreements

The Company licenses its software products to customers under end-user license agreements and to certain resellers or other business partners under business partner agreements. These agreements generally include certain provisions for indemnifying the customer or business partner against losses, expenses and liabilities from damages that may be awarded against them if the Company’s software, or the third-party-owned software the Company resells, is found to infringe a patent, copyright, trademark or other proprietary right of another party. These agreements generally limit the Company’s indemnification obligations based on industry-standards and geographical parameters and give the Company the right to replace an infringing product. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company believes its internal development processes and other practices limit its exposure under these indemnification provisions. In addition, the invention and nondisclosure agreements signed by the Company’s employees assign to it various intellectual property rights. There are no pending litigations for which the Company is required to provide indemnification under these agreements. As a result, management believes the estimated fair value of these agreements is immaterial. Accordingly, there are no liabilities recorded for these agreements as of February 29, 2008.

The Company enters into services agreements with customers for the implementation of its software. The Company may also subcontract those services to its business partners. From time to time, the Company includes in those services agreements, certain provisions for indemnifying the customer against losses, expenses and liabilities from those services, including, for example, personal injury or tangible property damage. Lease agreements and other contracts with the Company’s vendors may also impose similar indemnification obligations on the Company for personal injury, tangible property damage or other claims. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general liability and umbrella insurance policies that enable it to recover a portion of certain amounts paid. There is no pending litigation for which the Company is required to provide indemnification under these agreements. As a result, management believes the estimated fair value of these agreements is immaterial. Accordingly, there are no liabilities recorded for these agreements as of February 29, 2008.

The Company has arrangements with certain vendors whereby it guarantees the expenses incurred by certain of their employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. Unless otherwise limited in the contract, the Company would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not significant. As a result, management believes the estimated fair value of these agreements is immaterial. Accordingly, there are no liabilities recorded for these agreements as of February 29, 2008.

The Company has arrangements with certain customers whereby the Company guarantees the products and services purchased by these customers will operate materially and substantially as described in the documentation that is provided.

When a customer purchases support for the Company’s software products, the Company generally warrants that those products, then eligible for maintenance, will operate materially and substantially as described in the documentation that is provided with that software. The Company also generally warrants that its services will be provided by trained personnel and in a professional manner using commercially reasonable efforts. If necessary, the Company provides for the estimated cost of product and service warranties based on specific warranty claims and claim history.

Legal

The Company has received a notice from legal counsel, representing certain current or former employees who are threatening to initiate a class action lawsuit on behalf of 450 to 650 current and former business, systems and technical consultant employees.  That lawsuit would allege misclassification of those persons as exempt from U.S. and state overtime and minimum wage laws.  In response to this threatened litigation, the Company has held discussions with that legal counsel and agreed to participate in a non-binding mediation.  If the parties are unable to resolve these claims through mediation, an action may be filed pursuant to the Fair Labor Standards Act, applicable state wage and hour laws, ERISA and state common law, seeking damages and penalties for uncompensated overtime and reclassification of those consultants as non-exempt.  If an action is filed, the Company intends to defend itself vigorously against all claims.  Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, the Company cannot at this time estimate the possible outcome of any such action.

The Company is subject to various other legal proceedings and the risk of future litigation by employees, customers, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. Management is of the opinion that the outcome of such legal actions will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows.  The Company has also accumulated information regarding Intentia customer claims and disputes that arose before the acquisition. The applicable reserve is recorded at present value and is expected to be consumed through a combination of cash payments, accounts receivable write-offs and free services over the next 12 to 18 months. Because the reserve is recorded at present value, an aggregate $0.1 million and $0.6 million of interest accretion was recorded in the three and nine months ended February 29, 2008, respectively. In the third quarter of fiscal 2008, the Company updated its estimated reserve requirements based on an analysis of the current status of negotiations related to each unsettled case and recorded a reduction to the reserve of $3.8 million.  During the third quarter the Company made some refinements in its resolution approach.  This combined with some favorable results drove the reduction in estimated reserves.  The original charge to establish the reserve was recorded to goodwill as part of the purchase accounting related to the Company’s acquisition of Intentia.  The reduction in the reserve was recorded in “General and administrative” expenses in the Company’s Condensed Consolidated Statements of Operations as of February 29, 2008, as the quarter is outside the period in which adjustments to such purchase accounting is allowed.  As of February 29, 2008 the Company had an accrual of $12.9 million related to the Intentia disputes that arose before the acquisition.

The Company expenses its defense costs during the period when incurred. If the aggregate settlement costs or judgments exceed the fair value estimate established as part of the purchase price adjustment, the overage would be expensed in the period when incurred. The Company is, and from time to time may become, involved in other litigation in the normal course of business concerning its products and services. While the outcome of these claims cannot be predicted with certainty, the Company does not believe that the outcome of these legal matters will have a material adverse effect on its financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect future results of operations or cash flows in a particular period.

IBM Agreement

In fiscal 2005, the Company and International Business Machines Corporation (IBM) entered into an OEM Software Agreement (that was modified in the second quarter of fiscal 2006 and again in the third quarter of fiscal 2007) and a Master Relationship Agreement (MRA). Under these agreements, the Company resells its business applications in conjunction with IBM’s open standards-based software and the companies jointly market these software solutions. The MRA governs the joint marketing activities and has a three-year term. During the term of the modified OEM Software Agreement, the Company pays royalties to IBM for the licensing of IBM programs to each applicable existing and new customer of the Company and pays IBM annual maintenance fees for each applicable Lawson customer. The modified OEM Software Agreement has an initial term of three years, commencing September 2005, and may be extended by the Company for two additional one-year terms. During the initial three-year term, the Company has agreed to pay certain minimum quarterly and annual royalties to IBM. Total commitments under the modified OEM Software Agreement approximate $9.5 million over the three-year term. The Company may elect to terminate the OEM Software Agreement for convenience upon 90 days advance notice to IBM. If the Company elects early termination at any time during the three-year term, the terms of the agreement require the Company to pay IBM any unpaid minimum royalties through the date of termination plus a prorated share of the guaranteed annual minimum payment due for the year in which the termination occurred. The Company has made cash payments of $10.9 million, according to terms of the modified OEM Software Agreement, throughout the life of the agreement through February 29, 2008. The payments were recorded as other assets—long-term, which under SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased, or Otherwise Marketed, will be amortized to costs of license fees over the earlier of the time period in which units are sold or the useful life.

Symphony Agreement with former Intentia

In May 2005, former Intentia entered a Master Offshoring Agreement (the Agreement) with Symphony Service Corp., referred to as Symphony Services, an affiliate of Symphony Technology Group, LLC, a shareholder of Lawson and Symphony Technology II-A,L.P., pursuant to which Symphony Services agreed to provide Intentia both product development and customer support resources for an initial five-year term. The Agreement was not affected by the consummation of the business combination with Lawson. It is believed that the Agreement will enable the Company to achieve significant quality improvements and better customer service without increasing total spending on product development and customer support and was part of a business transformation plan approved by Intentia in July 2004. Under terms of the Agreement, the Company is contractually obligated to pay for a stated minimum level of resources employed to provide services for the first three years of the Agreement, after which either party may terminate the Agreement by delivery of a six-month advanced written notification. If the Company elects to terminate the Agreement after the first three years, it would be required to pay a buyout fee equal to six months of resource costs under the Agreement. As of February 29, 2008, the remaining minimum obligation level was approximately $1.1 million through the original three-year term which ends in May 2008. Symphony has been paid $13.5 million since the Agreement’s inception through February 29, 2008. Romesh Wadhwani is a member of the Board of Directors of Lawson and is a partner of Symphony Technology Group, LLC.

IBM Agreement with former Intentia

In May 2005, former Intentia entered into a Master Offshoring Agreement (the IBM AB Agreement) with IBM Svenska AB (IBM AB) in which IBM AB agreed to provide Intentia cost efficient, high quality software development services and governs the joint development activities. The IBM AB Agreement has an initial term of five years, and may be extended in one or more additional eighteen month period(s), provided that the parties mutually agree to such renewal in writing at least six months prior to the expiration of the then-current term. The IBM AB agreement was not affected by the consummation of the business combination with Lawson. For the duration of the term of the IBM AB Agreement, the Company is obligated for minimum staffing levels and resources defined by the IBM AB Agreement at an annual cost of approximately $1.2 million. After completion of two and a half years from the date of the agreement, the Company may terminate the IBM AB Agreement for convenience with a six-month advance written notice. However, if the IBM AB Agreement is terminated for convenience before the completion of five years, the Company remains obligated to pay IBM AB any unpaid amounts due for services performed up to the termination or the minimum staffing levels, whichever is greater. As of February 29, 2008, the Company’s total remaining minimum obligation under the IBM AB Agreement was $0.7 million. IBM AB has been paid $5.3 million since the IBM AB Agreement’s inception through February 29, 2008.

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

The following tables present revenues summarized by geographic region for the periods indicated (in thousands):

Three Months Ended

	Geographical Region
February 29, 2008	Americas	APAC	EMEA	Total
License fees	$15,347	$2,253	$14,384	$31,984
Services:
Maintenance	54,564	2,558	27,508	84,630
Consulting	37,238	3,757	55,278	96,273
Total services	91,802	6,315	82,786	180,903
Total revenues	$107,149	$8,568	$97,170	$212,887

February 28, 2007
License fees	$17,359	$650	$8,425	$26,434
Services:
Maintenance	49,545	1,658	22,105	73,308
Consulting	35,463	3,667	52,335	91,465
Total services	85,008	5,325	74,440	164,773
Total revenues	$102,367	$5,975	$82,865	$191,207

Nine Months Ended

	Geographical Region
February 29, 2008	Americas	APAC	EMEA	Total
License fees	$47,538	$5,808	$37,088	$90,434
Services:
Maintenance	161,250	6,878	79,721	247,849
Consulting	115,981	10,818	153,815	280,614
Total services	277,231	17,696	233,536	528,463
Total revenues	$324,769	$23,504	$270,624	$618,897

February 28, 2007
License fees	$41,952	$1,610	$21,681	$65,243
Services:
Maintenance	148,390	4,833	60,638	213,861
Consulting	104,178	12,223	142,032	258,433
Total services	252,568	17,056	202,670	472,294
Total revenues	$294,520	$18,666	$224,351	$537,537

The following table presents long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region (in thousands):

	Geographical Region
	Americas	APAC	EMEA	Total
As of February 29, 2008	$12,899	$9,913	$17,413	$40,225
As of May 31, 2007	$9,873	$4,149	$16,857	$30,879

The following table sets forth revenues and long-lived tangible assets by country for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
Revenues	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
United States	$103,759	$100,478	$315,243	$288,646
Sweden	29,110	26,672	80,157	67,786
All other countries (1)	80,018	64,057	223,497	181,105
Total revenues	$212,887	$191,207	$618,897	$537,537

	As of
Long-lived tangible assets	February 29, 2008	May 31, 2007
United States	$12,813	$9,758
Sweden	11,409	11,528
Philippines	8,021	2,915
All other countries (1)	7,982	6,678
Total long-lived tangible assets	$40,225	$30,879

(1)          No other country reported revenues exceeding 10% of consolidated revenues or long-lived tangible assets exceeding 10% of consolidated long-lived tangible assets.

14.                               REPURCHASE OF COMMON SHARES AND RELATED PARTY TRANSACTIONS

In November 2006, the Company’s Board of Directors approved a share repurchase of up to $100.0 million of common stock which was subsequently increased to $200.0 million by the Board of Directors in April 2007. The share repurchase are funded using the Company’s existing cash balance and future cash flows and occur through open market purchases, privately negotiated transactions and/or transactions structured through investment banking institutions as permitted by securities laws and other legal requirements. Market conditions will influence the timing of the buybacks and the number of shares repurchased. From inception of the repurchase program through February 29, 2008, the Company used $160.5 million to repurchase 18.0 million shares at an average price of $8.94 per share. In the nine months ended February 29, 2008, $105.6 million was used to repurchase 11.6 million shares at an average price of $9.12 per share.

Included in the purchases in the first nine months of fiscal 2008 were 1.1 million shares purchased from the Lawson Family Investment Company, Ltd., an entity affiliated with H. Richard Lawson, founder, co-chairman and a director of the Company.  In addition 2.9 million shares were purchased from Symphony Technology Group, a principal stockholder of the Company.  Dr. Romesh Wadhwani is co-chairman and a director of the Company and the founder and managing partner of Symphony Technology Group. These shares were purchased at $9.20 per share.

15.                               SUBSEQUENT EVENTS

On March 3, 2008, the Company acquired VasTech, a provider of workforce management software and services with 45 employees based in Annapolis, Maryland. With this acquisition, Lawson will offer its customers in the healthcare, hospitality and gaming industries an advanced workforce management staffing and scheduling solution to complement its Lawson Human Capital Management offerings.

On March 17, 2008, the Company acquired the Product Lifecycle Management (PLM) software division of San Francisco-based Freeborders®.  The addition of PLM capabilities to Lawson’s portfolio of enterprise software offerings will help customers in the fashion industry establish processes that will enable them to cut the lead time from product concept to production to actual delivery to the retail store shelf.

These transactions are not material to the Companies Condensed Consolidated Financial Statements individually or in the aggregate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provisions of 27A of the SEC Act and 21E of the SEC Exchange Act of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions and the expected impact of recently issued accounting pronouncements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended May 31, 2007. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this Quarterly Report on Form 10-Q and in other documents the Company files from time to time with the SEC.

Business Overview

Lawson provides business application software, consulting and maintenance to customers primarily in the services, trade industries and manufacturing/distribution sectors. In the manufacturing sector we serve both process manufacturing and discrete manufacturing. In the services sector we serve both asset-intensive and labor-intensive businesses. We operate as one business segment focused on broad sectors. We specialize in specific markets including healthcare, public services, retail, financial services, food and beverage, manufacturing and wholesale distribution. Our software includes enterprise financial management, human capital management, business intelligence, asset management, enterprise performance management, supply chain management, service management, manufacturing operations, business project management and industry-tailored applications. Our applications help automate and integrate critical business processes which enable our customers to collaborate with their partners, suppliers and employees. We support our customers’ use of software applications through consulting services, which primarily help our customers implement their Lawson applications, and through our maintenance program which provides on-going support and product updates for our customers’ continued use of our applications.

Management Overview

Revenues for the third quarter and first nine months of fiscal 2008 grew in all geographies as compared to the same periods in fiscal 2007. The Americas continue to represent approximately half of our total revenues for the quarter at 50.3%. The EMEA region accounted for 45.7% of total revenues in the quarter and the remaining 4.0% was in the Asia Pacific region.  Revenues in the third quarter and first nine months of fiscal 2008 reflected increases in every product line. Significant license revenue growth was driven primarily by revenue increases from software licenses to new customers in the current quarter as well as a benefit from the recognition of deferred revenue on software licenses executed in prior periods.  Gross margins continue to be higher than the comparable periods last year reflecting the benefit of higher license revenue and improved consulting margins.  Reduced operating expenses, as a percent of revenues, continue to contribute to our improved profitability.  These reductions include the benefit related to a $3.8 million reduction in our pre-merger litigation reserve recorded in the third quarter of fiscal 2008.  Higher sales and marketing expenses, reflecting our continued investment in customer relations, were partially offset by a decrease in general and administrative expenses in the quarter and decreased year-to-date research and development expenses.

During the third quarter and first nine months of fiscal 2008, we recorded other-than-temporary impairment charges of approximately $8.1 million and $12.3 million, respectively, related to our investments in auction rate securities.  Due to the uncertainty in the credit markets and these investments’ exposure to the financial condition of bond insurance companies, we wrote down our auction rate securities portfolio to its current estimated fair value of $48.5 million.

The U.S. dollar continued to weaken relative to other major international currencies in the third quarter and first nine months of fiscal 2008, when compared with rates in the same periods in fiscal 2007, contributing approximately $10.0 million of the $21.7 million quarterly revenue growth, or 5.6% of the 11.3% total quarterly revenue growth, and contributing approximately $25.3 million of the $81.4 million year-to-date revenue growth, or 5.2% of the 15.1% total year-to-date revenue growth. The currency fluctuations also had the effect of increasing costs of revenues and expenses, as reported in U.S. dollars, by approximately $10.9 million in the third quarter and $29.5 million in the first nine months ended February 29, 2008.  Management’s Discussion and Analysis is presented without considering the effects that currency had on our reported results for the three and nine month periods.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended May 31, 2007, except to the extent updated or described below.

Marketable Securities and Long-Term Investments

As of February 29, 2008, we had a total of $5.5 million in marketable securities and $48.5 million in long-term investments, which consisted of investments in auction rate securities.  We account for marketable securities and long-term investments in accordance with provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). SFAS 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all marketable securities held by the Company are classified as available-for-sale and our entire auction rate securities portfolio is classified as long-term investments.  Available-for-sale securities are carried at fair value as determined by market prices/quotes, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.  Our investments in auction rate securities are carried at estimated fair value with a portion of the impairment charges related to the auction rate securities investments classified as temporary and reported as a separate component of stockholders’ equity and a portion classified as other-than-temporary and recognized in our Condensed Consolidated Statements of Operations in the period the determination is made. The cost basis of securities sold is determined using the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

In estimating the fair value of our investments in auction rate securities, we assess various valuation models which include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment.  The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value. There is no assurance as to when the market for auction rate securities will stabilize.  The fair value of our auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets.  If these uncertainties continue or if these securities experience credit rating downgrades, we may incur additional impairment on our auction rate securities portfolio. We continue to monitor the fair value of our auction rate securities and relevant market conditions and will record additional impairment if future circumstances warrant such charges.

We review impairments in accordance with Emerging Issues Task Force (EITF) 03-1 and FSP SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments to determine the classification of the impairment as temporary or other-than-temporary.  A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders’ equity.  Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is not viewed as other-than-temporary. Realized losses are recognized when a decline in fair value is determined to be other-than-temporary.  We review our investments on an ongoing basis for indications of possible impairment.  Once identified, the determination of whether the impairment is temporary or other-than-temporary requires significant judgment.  The primary factors that we consider in classifying the impairment include the extent and time the fair value of each investment has been below cost.

Results of Operations

We recorded net income of $0.7 million in the third quarter of fiscal 2008, an improvement of $10.5 million as compared to a net loss of $9.8 million in the third quarter of fiscal 2007.  Net income per diluted share was less than $0.01 per share in the third quarter of fiscal 2008 compared to a net loss of $0.05 per share in the third quarter of fiscal 2007. For the first nine months of fiscal 2008 net income increased $39.1 million to $10.0 million from a net loss of $29.1 million in the comparable period of fiscal 2007. Year-to-date net income per diluted share increased to $0.06 per share from a net loss of $0.16 per share in the first nine months of fiscal 2007.

The following table sets forth certain line items from our Condensed Consolidated Statements of Operations expressed as a percentage of total revenues and the period-over-period increase (decrease) for the periods indicated:

	Percentage of Total Revenue		Percentage of Total Revenue		Percentage of
	Three Months Ended		Nine Months Ended		Dollar Change
	February 29,	February 28,	February 29,	February 28,	Fiscal 2008 vs. 2007
	2008	2007	2008	2007	Quarter	Year-to-Date
Revenues:
License fees	15.0%	13.8%	14.6%	12.1%	21.0%	38.6%
Maintenance	39.8	38.3	40.0	39.8	15.4	15.9
Consulting	45.2	47.9	45.4	48.1	5.3	8.6
Total revenues	100.0	100.0	100.0	100.0	11.3	15.1

Cost of revenues:
Cost of license fees	3.2	3.1	3.3	3.1	13.7	19.6
Cost of maintenance	7.7	8.3	7.9	8.3	3.6	9.8
Cost of consulting	37.1	40.8	37.8	42.4	1.4	2.8
Total cost of revenues	48.0	52.2	49.0	53.8	2.5	4.9

Gross margin	52.0	47.8	51.0	46.2	21.0	27.1

Operating expenses:
Research and development	10.4	10.7	9.8	11.8	9.1	(3.1)
Sales and marketing	22.2	20.8	22.3	21.7	18.9	18.2
General and administrative	10.0	13.4	11.8	13.8	(16.8)	(1.3)
Restructuring	(0.0)	6.0	(0.0)	2.8	*NM	*NM
Amortization of acquired intangibles	1.7	1.3	1.6	1.2	43.2	39.2
Total operating expenses	44.3	52.2	45.5	51.3	(5.6)	2.2

Operating income (loss)	7.7	(4.4)	5.4	(5.1)	*NM	*NM

Other income (expense), net	(2.7)	0.8	(0.3)	1.5	*NM	*NM
Income (loss) before income taxes	5.0	(3.6)	5.1	(3.6)	*NM	*NM
Provision for income taxes	4.6	1.5	3.5	1.8	248.7	126.9
Net income (loss)	0.3%	(5.1)%	1.6%	(5.4)%	*NM %	*NM %

*Not Meaningful

The discussion that follows relating to our results of operations for the comparable fiscal quarters and year-to-date periods ended February 29, 2008 and February 28, 2007, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financials Statements and notes and with the information presented in the above table.

Revenues

	Three Months Ended		Quarterly Change
	February 29,	February 28,	Fiscal 2008 vs. 2007
(in thousands)	2008	2007	Dollars	Percent
Revenues:
License fees	$31,984	$26,434	$5,550	21.0%
Maintenance	84,630	73,308	11,322	15.4
Consulting	96,273	91,465	4,808	5.3
Total revenues	$212,887	$191,207	$21,680	11.3%

	Nine Months Ended		Year-to-Date Change
	February 29,	February 28,	Fiscal 2008 vs. 2007
	2008	2007	Dollars	Percent
Revenues:
License fees	$90,434	$65,243	$25,191	38.6%
Maintenance	247,849	213,861	33,988	15.9
Consulting	280,614	258,433	22,181	8.6
Total revenues	$618,897	$537,537	$81,360	15.1%

Total Revenues

We generate revenues from licensing software, providing maintenance on licensed products and providing consulting services. We generally utilize written contracts as the means to establish terms and conditions by which our products, maintenance and consulting services are sold to our customers. As our maintenance and consulting services are primarily attributable to our licensed products, growth in our maintenance and consulting services is directly tied to the level of our license contracting activity.

Total revenue increased by 11.3% to $212.9 million in the third quarter of fiscal 2008 as compared to $191.2 million in the third quarter of fiscal 2007. We experienced increases from all revenue streams, with the $11.3 million increase in maintenance revenues representing the largest dollar increase and the 21.0% increase in license fees representing the largest percentage increase.

For the first nine months of fiscal 2008 total revenues increased 15.1% to $618.9 million as compared to $537.5 million in the first nine months of fiscal 2007. Year-to-date increases were experienced in all our revenue streams, with maintenance again representing the largest dollar increase at $34.0 million and license fees representing the largest increase in percentage at 38.6%.

License Fees

Our license fees primarily consist of fees resulting from products licensed to customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

License fee revenues increased $5.6 million, or 21.0%, during the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. The increase was primarily attributable to a net $11.2 million contribution from software licenses to new customers.  Deferred license revenue recognized also increased $4.0 million in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.  The increase in deferred license revenue recognized included a purchase accounting adjustment made in connection with the Intentia acquisition. The purchase accounting adjustment reduced the Intentia deferred revenue balance and reduced the amount of deferred revenue recognized in the third quarter of fiscal 2007.  These increases were partially offset by a decrease in our average conversion rate (the rate at which new software licenses are recognized as revenue in the period).  The conversion rate decreased in the third quarter primarily due to the complete deferral of one significant contract entered into in the third quarter of fiscal 2008.  The decrease in the conversion rate resulted in a $10.0 million increase in deferred revenue.  The total number of licensing transactions decreased in the third quarter of fiscal 2008 by 37 to 317 as compared to the third quarter of fiscal 2007.  The number of licensing transactions with new customers increased to 27 compared to 24 in the third quarter of fiscal year 2007.  Licensing transactions greater than $1.0 million decreased to two for the third quarter of fiscal 2008 compared to five transactions for the third quarter of fiscal 2007.  The decrease in licensing transactions was more than offset by an increase in the average selling price quarter-over-quarter primarily due to the affect of a significant third quarter fiscal 2008 contract.

For the first nine months of fiscal 2008, license fee revenues increased $25.2 million, or 38.6%, compared to the first nine months of fiscal 2007. The year-to-date growth in license fee revenues was primarily driven by a net $18.3 million increase in new license contracting and a $16.6 million increase in the recognition of deferred license revenue including $1.6 million related to a contract renegotiation recorded in the second quarter of fiscal 2008.  The increase in deferred license revenue recognized also reflects the year-to-date impact of the Intentia purchase accounting adjustment discussed above. Our average conversion rate for the first nine months of fiscal 2008 was relatively unchanged from last year.  However, higher license contracting activity in the current year-to-date period resulted in a $7.3 million increase in deferred revenue which partially offset the year-over-year increases in license fee revenues currently recognized.  The total number of licensing transactions increased by 53 to 942 in the first nine months of fiscal 2008 as compared to the similar period last year.  The number of licensing transactions with new customers increased to 92 for the first nine months of fiscal 2008 compared to 85 for the first nine months of fiscal 2007.  Year to date, our average selling price related to licensing transactions increased 14.0% over the similar period last year.  Partially offsetting these increases was a decrease in our licensing transactions greater than $1.0 million to 10 for the first nine months of fiscal 2008 compared to 12 transactions for the similar period last year.

Maintenance

Our maintenance revenues represent the ratable recognition of fees to enroll and renew licensed products in our maintenance program. This program entitles our customers to product enhancements, tax and regulatory updates, technical support services, and on-going compatibility with third-party operating systems, databases and hardware. These fees are typically charged annually and are based on the license fees initially paid by the customer. Maintenance revenues can fluctuate based on the number and timing of new license contracts, renewal rates and price increases.

Maintenance revenues increased by $11.3 million, or 15.4%, in the third quarter of fiscal 2008 compared to the similar period last year. The increase was primarily driven by annual price increases, migration of our customers to current Lawson Total Care agreements and higher renewal rates related to our S3 products.

Maintenance revenues increased $34.0 million, or 15.9%, for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. This increase was primarily driven by annual price increases and net new maintenance agreements.

Consulting

Consulting revenues consist of services related to software installations, software implementations, customized development and training services to customers who have licensed our products.  Consulting revenues also include revenues associated with our hardware business.

Consulting revenues during the third quarter of fiscal 2008 increased $4.8 million, or 5.3%, compared to the third quarter of fiscal 2007. This increase was primarily due to a $2.4 million increase in third-party revenues as current quarter service opportunities exceeded our consultant’s current capacity and a $1.8 million increase related to higher consultant utilization.

For the first nine months of fiscal 2008, consulting revenues increased $22.2 million, or 8.6%, compared to the first nine months of fiscal 2007. This increase was primarily attributable to a $15.1 million increase related to higher consultant utilization, and a $7.9 million increase in third-party revenues as year-to-date service opportunities exceeded our consultant’s current capacity.

Cost of Revenues

	Three Months Ended		Quarterly Change
	February 29,	February 28,	Fiscal 2008 vs. 2007
(in thousands)	2008	2007	Dollars	Percent
Cost of revenues:
Cost of license fees	$6,767	$5,950	$817	13.7%
Cost of maintenance	16,389	15,815	574	3.6
Cost of consulting	79,046	77,956	1,090	1.4
Total cost of revenues	$102,202	$99,721	$2,481	2.5%

Gross profit:
License fees	$25,217	$20,484	$4,733	23.1%
Maintenance	68,241	57,493	10,748	18.7
Consulting	17,227	13,509	3,718	27.5
Total gross profit	$110,685	$91,486	$19,199	21.0%

Gross margin %:
License fees	78.8%	77.5%
Maintenance	80.6	78.4
Consulting	17.9	14.8
Total gross margin %	52.0%	47.8%

	Nine Months Ended		Year-to-Date Change
	February 29,	February 28,	Fiscal 2008 vs. 2007
	2008	2007	Dollars	Percent
Cost of revenues:
Cost of license fees	$20,136	$16,842	$3,294	19.6%
Cost of maintenance	48,879	44,500	4,379	9.8
Cost of consulting	234,427	227,979	6,448	2.8
Total cost of revenues	$303,442	$289,321	$14,121	4.9%

Gross profit:
License fees	$70,298	$48,401	$21,897	45.2%
Maintenance	198,970	169,361	29,609	17.5
Consulting	46,187	30,454	15,733	51.7
Total gross profit	$315,455	$248,216	$67,239	27.1%

Gross margin %:
License fees	77.7%	74.2%
Maintenance	80.3	79.2
Consulting	16.5	11.8
Total gross margin %	51.0%	46.2%

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

Cost of license fees in the third quarter of fiscal 2008 increased $0.8 million, or 13.7%, compared to the third quarter of fiscal 2007. The increase was primarily due to higher costs as a result of higher revenues in the current quarter as well as increased amortization of intellectual property of $0.2 million.  Our license fees gross margin improved to 78.8% in the current quarter as compared to 77.5% in the similar period last year.  This improvement was primarily due to a lower volume of third-party product sales in the current quarter’s revenue mix as third-party product sales have a lower margin than our other sales.

Cost of license fees increased $3.3 million, or 19.6%, for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. This increase was primarily related to a $1.6 million increase in amortization of intellectual property and a $1.2 million increase in third-party costs which was consistent with the year-over-year increase in license fee revenue.  Year-to-date license fee gross margin increased to 77.7% from 74.2% in the comparable period last year as a result of improved margins on third-party products as well as lower volume of third-party product sales in the revenue mix for the first nine moths of fiscal 2008.

Cost of Maintenance

Cost of maintenance includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, the overhead costs of providing support services to customers, as well as intangible asset amortization on support contracts. Cost of maintenance does not include costs categorized as research and development, consistent with industry practice.

Cost of maintenance in the third quarter of fiscal 2008 increased $0.6 million, or 3.6%, compared to the third quarter of fiscal 2007. The increase was primarily attributable to increased employee-related costs to support an increase in headcount related to higher business demand. Our gross margin on maintenance revenue improved to 80.6% in the third quarter of fiscal 2008 compared to 78.4% in the third quarter of fiscal 2007 primarily as a result of higher maintenance revenues only partially offset by increased support costs.

For the first nine months of fiscal 2008, cost of maintenance increased $4.4 million, or 9.8% compared to the similar period last year. The year-to-date increase was primarily attributable to a $3.9 million increase in employee-related costs to support an increase in headcount related to higher business demand and a $0.7 million increase in third-party costs.  Maintenance gross margin for the first nine months of fiscal 2008 was 80.3%, up slightly from 79.2% in the similar period last year primarily due to improved margins on maintenance related to our M3 products.

Cost of Consulting

Cost of consulting includes salaries, employee benefits, third-party consulting costs, related travel, and the overhead costs of providing implementation, installation, training and education services to customers. Cost of consulting also includes costs associated with our hardware business.

Cost of consulting increased $1.1 million, or 1.4%, in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. This increase was primarily due to a $1.2 million increase in third-party costs associated with the current quarter’s increased third-party revenues.  In addition, infrastructure costs related to our global support centers increased $1.9 million and employee-related costs increased $1.3 million to support the increase in headcount related to higher business demand.  These increases were partially offset by a $4.0 million decrease in incentive compensation resulting from lower performance compared to utilization and margin targets and certain reductions based on management’s discretion. Third quarter consulting margin increased to 17.9% from 14.8% in the third quarter last year as our revenue increase outpaced increased costs related partially to improved margin on third-party consulting revenues.

Cost of consulting increased $6.4 million, or 2.8%, for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. This increase resulted primarily from a $6.2 million increase in employee-related costs to support the increase in headcount related to higher business demand, a $3.9 million increase in third-party costs associated with the higher third-party revenues, and a $3.6 million increase in infrastructure costs related to our global support centers.  These increases were  partially offset by a $5.0 million decrease in incentive compensation resulting from lower performance compared to utilization and margin targets and certain reductions based on management’s discretion, and a $1.3 million decrease in settlements of customer claims paid in fiscal 2007 with no similar amount in the current period.  Gross margin on consulting revenue for the first nine months of fiscal 2008 improved to 16.5% as compared to 11.8% for the similar period last year as a result of our revenue increase outpacing the increase in our costs resulting partially from improvement in third-party consulting margins.

Operating Expenses

	Three Months Ended		Quarterly Change
	February 29,	February 28,	Fiscal 2008 vs. 2007
(in thousands)	2008	2007	Dollars	Percent
Operating expenses:
Research and development	$22,231	$20,380	$1,851	9.1%
Sales and marketing	47,271	39,744	7,527	18.9
General and administrative	21,383	25,714	(4,331)	(16.8)
Restructuring	(137)	11,540	(11,677)	*NM
Amortization of acquired intangibles	3,531	2,465	1,066	43.2
Total operating expenses	$94,279	$99,843	$(5,564)	(5.6)%

	Nine Months Ended		Year-to-Date Change
	February 29,	February 28,	Fiscal 2008 vs. 2007
	2008	2007	Dollars	Percent
Operating expenses:
Research and development	$61,249	$63,235	$(1,986)	(3.1)%
Sales and marketing	137,776	116,534	21,242	18.2
General and administrative	72,945	73,919	(974)	(1.3)
Restructuring	(202)	14,900	(15,102)	*NM
Amortization of acquired intangibles	10,099	7,254	2,845	39.2
Total operating expenses	$281,867	$275,842	$6,025	2.2%

* Not Meaningful

Research and Development

Research and development expenses consist primarily of salaries, employee benefits, related overhead costs, and consulting fees associated with product development, enhancements and upgrades provided to customers under maintenance plans and testing, quality assurance and documentation.

Research and development expenses in the third quarter of fiscal 2008 increased $1.9 million, or 9.1%, compared to the third quarter of fiscal 2007. This increase was primarily the result of increased employee-related costs as we continue to staff our global support center.

Research and development expenses decreased $2.0 million, or 3.1%, for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The year-to-date decrease resulted primarily from a strategic shift in our outsourcing activities to lower-cost regions through our global support center.

Sales and Marketing

Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel and overhead costs related to our sales and marketing personnel, as well as trade show activities, advertising costs and other costs associated with our Company’s marketing activities.

Sales and marketing expenses increased $7.5 million, or 18.9%, for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, primarily due to an increase of $6.0 million in employee-related costs to support the higher level of sales in the third quarter as well as an increase of $1.5 million in infrastructure and other costs.

Sales and marketing expenses increased $21.2 million, or 18.2%, for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007.  This increase was primarily due to an increase of $20.1 million in employee-related costs incurred in support of our higher level of sales in the first nine months of fiscal 2008 as well as a $1.1 million increase in infrastructure and other costs.

General and Administrative

General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees and bad debt expense.

General and administrative expenses decreased $4.3 million, or 16.8%, for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.  This decrease was primarily due to a $3.8 million reduction in our pre-merger litigation reserve.  See Note 12, “Commitments and Contingencies” — Legal.  In addition, contractor fees were lower by $2.1 million and accounting fees decreased $0.6 million.  These decreases were partially offset by a $1.4 million increase in infrastructure  costs related to our global shared service centers.

For the first nine months of fiscal 2008, general and administrative expenses decreased $1.0 million, or 1.3%, compared to the first nine months of fiscal 2007. Again, this decrease was primarily the result of the $3.8 million reduction in our pre-merger litigation reserve in the third quarter of fiscal 2008, as well as a $3.4 million decrease in contractor fees and a $1.8 million decrease in accounting fees.  These decreases were mostly offset by a $6.1 million increase in employee-related costs and higher infrastructure costs of $2.8 million related to our international operations and our global shared service centers.

Restructuring

During the three and nine months ended February 29, 2008, there was minimal activity related to our restructuring plans.  This compares to a restructuring charge of $11.5 million recorded in the third quarter of fiscal 2007 and year-to-date restructuring expense of $14.9 million for the first nine months of fiscal 2007.

Fiscal 2007 Restructuring.  On February 28, 2007, our management completed a roadmap for optimizing our productivity by enhancing global sourcing capabilities and resources. This roadmap calls for the rebalancing of the Company’s resources between various locations, primarily in the U.S., Europe and our global support center in the Philippines. Management envisions the reduction of approximately 350 employees primarily in our U.S. and European operations over the course of fiscal 2008 and the first quarter of fiscal 2009. This reduction will include employees working in all areas of the Company, predominantly in consulting and research and development. In conjunction with this roadmap and in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits (SFAS 112), we recorded a charge of $11.9 million.  As management takes actions in pursuing these goals, additional charges may be incurred related to this roadmap which are not within the scope of SFAS 112 and are included in the adjustments to the reserve.  The timing and extent of these charges are not currently determinable and additional charges may be recorded in future periods. As of May 31, 2007, we had a reserve of $10.5 million for severance and related benefits.  For the first nine months of fiscal 2008, $3.6 million of severance and related benefits were paid and $0.3 million of adjustments were made to the reserve.  The ending reserve balance at February 29, 2008 was $8.0 million primarily for severance  and related benefits.  We expect cash payments to continue through February 2009 for severance and May 2010 for restructured facilities.

 On April 26, 2006, in conjunction with the business combination with Intentia International AB (Intentia), the Company approved a plan designed to eliminate employee redundancies in both Intentia and legacy Lawson.

Fiscal 2006 Legacy Lawson. The plan for legacy Lawson included the reduction of approximately 60 employees in the U.S. and U.K. and the exit or reduction in space for leases in certain facilities. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and consulting. As of May 31, 2007, we had a reserve of $2.6 million for both severance and associated benefits and for the exit or reduction of leased facilities. For the first nine months of fiscal 2008, cash payments of $0.3 million were made for the exit of leased facilities in the first nine months of fiscal 2008.  In addition, adjustments of $0.1 million were made for the exit of leased facilities.  The ending reserve balance at February 29, 2008 was $2.1 million for the exit or reduction of leased facilities. Actions relating to severance were completed in the first quarter of fiscal 2008. We expect cash payments for the exit of leased facilities to continue through July 2011.

Fiscal 2006 Intentia. The plan for Intentia included the reduction of approximately 125 employees in the EMEA and APAC regions and the exit or reduction in space for leases in certain facilities. The reduction of employees included employees who worked in all functional areas of the Company.  As of May 31, 2007, we had a reserve of $11.3 million for both severance and associated benefits and for the exit or reduction of leased facilities.  Cash payments of $0.9 million and $1.5 million were made for severance and associated benefits and for the exit of leased facilities in first nine months of fiscal 2008, respectively.  There were adjustments made for the lease exit costs of $4.4 million in the first nine months of fiscal 2008, primarily related to a change in the original lease restructuring plan.  EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, requires that a reduction to a restructuring liability established in connection with a business purchase combination should reduce the amount originally recorded to goodwill.  The ending balance as of

February 29, 2008 was $6.3 million related to the reserve for the exit or reduction of leased facilities. Actions relating to severance were completed in the third quarter of fiscal 2008.  The Company expects cash payments for the exit of leased facilities to continue through June 2012.

We expect to see cost savings in future periods as a result of the restructuring plans with a reduction in cost of revenue and operating expenses resulting from lower facility lease expense and reduced headcount.

Amortization of Acquired Intangibles

Amortization of acquired intangibles for the third quarter and first nine months of fiscal 2008 was $3.5 million and $10.1 million, respectively, compared to $2.5 million and $7.3 million for the third quarter and first nine months of fiscal 2007, respectively. This amortization primarily relates to the on-going amortization of intangibles acquired in the Intentia merger.

Other Income (Expense), Net

Total other income (expense), net, consisting of interest income earned from cash and marketable securities, interest expense, and other associated costs, decreased to a net expense of $5.8 million for the third quarter of fiscal 2008, from $1.4 million in net other income for the comparable period in fiscal 2007. The decrease of $7.2 million was primarily due to the $8.1 million impairment charge we recorded in the current quarter related to our investments in auction rate securities as well as a $0.5 million increase in interest expense primarily related to interest on our $240.0 million senior convertible notes that were issued in April 2007.  These decreases were partially offset by an increase in interest income of $1.2 million, resulting from higher average investment balances.

For the first nine months of fiscal 2008, total other income (expense), net, decreased $10.0 million to a net expense of $1.9 million as compared to net other income of $8.1 million for the similar period last year. The decrease was primarily due to the $12.3 million year-to-date impairment charge we recorded related to our investments in auction rate securities and a $4.6 million increase in interest expense primarily related to interest on our $240.0 million senior convertible notes.  These decreases were partially offset by an increase in interest income of $6.7 million, resulting from higher average investment balances in the current period as compared to the same period last year.  Given current market yields, we anticipate that our interest income will be lower in future periods.

Provision for Income Taxes

On June 1, 2007, we adopted the provisions of FIN 48.  As a result of implementation, there was no impact to retained earnings for unrecognized tax benefits that would be accounted for as a cumulative effect adjustment.  The balance of unrecognized tax benefits at adoption, exclusive of interest, was $10.3 million of which $4.6 million would affect earnings, if recognized.  We recognize accrued interest related to unrecognized tax benefits in tax expense.  Penalties, if incurred, are also recognized as a component of tax expense.  As of June 1, 2007, we did not have any accrued interest expense related to uncertain tax benefits given our net operating loss carry forward position associated with prior years.  However, during the quarter ended February 29, 2008, we had recorded approximately $0.1 million of interest related to unrecognized tax benefits.  In addition, we utilized $0.1 million of the uncertain tax benefits, resulting in a balance of $4.6 million at February 29, 2008.

We are subject to taxation in the U.S. and various states and foreign jurisdictions.  The material jurisdictions that are subject to examination by the taxing authorities primarily include the U.S., U.K., Denmark, France, Switzerland and Sweden and are generally for tax years 2003 and forward.  We are currently under examination by certain taxing authorities in a few foreign jurisdictions.  While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater or less than our accrued position.  Accordingly, additional provisions on state, federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.  We closed a foreign tax audit which resulted in full utilization of the portion of the unrecognized tax benefits which would not affect earnings if recognized, as noted above, as of the date of adoption.  We do not expect the amount of unrecognized tax benefits or cash payments related to these obligations to significantly change over the next 12 months.

Our quarterly tax expense is measured using an estimated annual tax rate for the period. At February 29, 2008, our estimated annual global effective tax rate was 45.4% after considering those entities for which no tax benefit is expected to occur during the year as a result of such entities requiring a full valuation allowance against current year losses.

Our income tax expense for the three and nine months ended February 29, 2008 was $9.9 million and $21.7 million, respectively.  This resulted in an overall effective tax rate of 93.1% and 68.4% for the quarter and nine months ended February 29, 2008, respectively.  The rate for the quarter was negatively impacted by 27.9% for a discrete item related to a capital loss on a permanent impairment charge on auction rate securities for which no tax benefit is expected.  The quarterly rate for the three months ended February 29, 2008 was also higher than the expected annual rate due to the mix of quarterly income by jurisdiction.  Our income tax expense for the three and nine months ended February 28, 2007 was $2.8 million and $9.6 million, respectively.  The overall effective tax rate for the three and nine months ended February 28, 2007 was not meaningful due to our recording a tax provision on the pre-tax net losses in the respective periods.  The increase in income tax expense for the three months ended February 29, 2008 as compared to February 28, 2007 primarily related to increased profitability.

 We review our annual tax rate on a quarterly basis and make any necessary changes. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income, changes in the jurisdictional mix of the forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities, or impacts from enacted tax law changes.  We identify items which are unusual and non-recurring in nature and treat these as discrete events. The tax effect of discreet items is booked entirely in the quarter in which the discrete event occurs.

Liquidity and Capital Resources

	Nine Months Ended
	February 29,	February 28,
Cash Flow (in thousands)	2008	2007	% Change

Cash used in operating activities	$(46,185)	$(16,178)	185.5%
Cash provided by (used in) investing activities	$(458)	$18,848	*NM
Cash provided by (used in) financing activities	$(97,266)	$8,428	*NM

*Not Meaningful

	As of
	February 29,	May 31,
Capital Resources (in thousands)	2008	2007	% Change
Working capital	$213,524	$324,616	(34.2)%
Cash, cash equivalents and marketable securities	$338,245	$553,836	(38.9)%

As of February 29, 2008, we had $338.2 million in cash, cash equivalents and marketable securities and $213.5 million in working capital. Our most significant sources of operating cash flows are license and maintenance and consulting fees related to services provided to our customers. Days sales outstanding (DSO - net receivables at period end divided by revenue for the quarter times 90 days), was approximately 85 days as of February 29, 2008 and 69 days as of May 31, 2007. The increase in DSO was primarily the result of the timing of the international maintenance billing process and the complete deferral of one significant contract entered into in the third quarter of fiscal 2008 both of which resulted in a higher accounts receivable balance at February 29, 2008.  We anticipate that with the collection of the international maintenance, DSO will be lower in the fourth quarter of fiscal 2008.  Our primary uses of cash from operating activities are for employee-related costs, third-party costs for licenses and services and facilities.

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

Cash flows from operating activities:

Net cash used by operating activities was $46.2 million for the nine months ended February 29, 2008, compared with $16.2 million for the nine months ended February 28, 2007. This increase in cash used by operating activities was primarily due to a $58.8 million reduction in deferred revenue and customer deposits as a result of the adoption of a new process in the latter part of fiscal 2007 of renewing a large percentage of maintenance contracts on June 1 of each year rather than on various dates over the course of the year, a $29.7 million increase in trade accounts receivable resulting from our higher volume of revenue and a $18.2 million reduction in accrued liabilities.  These uses of cash were partially offset by $10.0 million in net income, $37.8 million in non-cash amortization, depreciation and stock-based compensation expense, $12.3 million in impairment on long-term investments, and a $4.6 million warranty provision.  We expect to continue to generate positive cash flows in the remainder of fiscal 2008.

Cash flows from investing activities:

Net cash used in investing activities was $0.5 million for the nine months ended February 29, 2008, compared with net cash provided by investing activities of $18.8 million for the nine months ended February 28, 2007. The increase in net cash used in investing activities for the nine months ended February 29, 2008 was primarily related to the $15.8 million increase in purchases of property and equipment related to the ramp-up of our global support centers and investments in our infrastructure, mostly offset by a $4.1 million decrease in our restricted cash balances as well as $11.2 million in net proceeds related to marketable securities and other investments.

Cash flows from financing activities:

Net cash used in financing activities was $97.3 million for the nine months ended February 29, 2008, compared with net cash provided by financing activities of $8.4 million for the nine months ended February 28, 2007. The increase in net cash used in financing activities was primarily related to the $105.6 million repurchase of our common stock in connection with the Board of Directors’ authorized share repurchase program, partially offset by $6.5 million of proceeds related to the exercise of stock options.

Effect of exchange rate changes

Exchange rate changes increased our cash and cash equivalents by $2.7 million for the nine months ended February 29, 2008 as compared to an increase of $1.1 million for the nine months ended February 28, 2007.

Uncertainties in the Credit Markets

As of February 29, 2008, we had a total of $5.5 million in marketable securities and $48.5 million in long-term investments, which consisted of investments in auction rate securities. In addition, the majority of our cash equivalents consist of investments with maturities of 90 days or less. Our investments are governed by our investment policy, the objective of which is to provide as high a level of current income as is consistent with preservation of capital and the maintenance of liquidity. Approved investments include U.S. Government securities and investments in corporations and municipalities rated AA or higher, including investments in auction rate securities. The uncertainties in the credit markets have affected all of our holdings in auction rate securities. Our current investments in auction rate securities represent interests in collateralized debt obligations supported by high grade, short-term commercial paper and, in some cases, put options for preferred stock in monoline insurance companies.  Auction rate securities are structured to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism has historically allowed existing investors either to rollover their holdings, whereby they would continue to own their respective securities, or liquidate their holdings by selling such securities at par. This auction process has historically provided a liquid market for these securities.  Since early August 2007, these auctions have not had sufficient buyers to cover investors’ sell orders, resulting in unsuccessful auctions.  When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats.

During the second quarter of fiscal 2008, we identified approximately $63.7 million of investments in auction rate securities for which the auctions have been unsuccessful. While these investments were currently rated AA or higher, at that time we were uncertain as to when the liquidity issues relating to these investments would improve.  As of November 30, 2007, the fair value of our auction rate securities was written down from the par value of approximately $63.7 million to the then estimated fair value of approximately $58.7 million.  Accordingly, the Company recorded an other-than-temporary impairment charge of approximately $4.2 million and a temporary impairment charge of $0.8 million. In addition, we reclassified the entire auction rate securities portfolio from marketable securities to long-term investments.

In the third quarter ended February 29, 2008, we continued to closely monitor our auction rate securities portfolio and the conditions in the credit and capital markets.  While these investments were still rated AA or higher as of February 29, 2008, and all scheduled interest payments were made, uncertainties in the credit markets remained and the fair value of our portfolio continued to decline.  The broker-dealer managing our auction rate securities, in a discretionary account, provided us with an estimate of the portfolio’s fair market value  as of February 29, 2008.  In addition, given the complexity of auction rate securities and the lack of readily observable market quotes related to these investments, we used an independent advisor as an additional input into our independent determination of the fair value of the portfolio.  Based, in part, on input from and modeling provided by our broker-dealer and the independent advisor, we estimated the fair value of our auction rate securities to be $48.5 million as of February 29, 2008.  As a result, we recorded an other-than-temporary impairment charge of approximately $8.1 million and a temporary impairment charge of $2.1 million.

The various valuation models used to estimate the auction rate securities fair value included numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment.  The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.

We currently anticipate that our existing cash resources, exclusive of our holdings in auction rate securities, are sufficient to meet our anticipated working capital needs and fund our business plan. We have the ability and intent to hold these investments until the market recovers.  However, there is no assurance as to when the market for auction rate securities will stabilize.  The fair value of our auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets.  If these uncertainties continue or if these securities experience credit rating downgrades, we may incur additional impairment to our auction rate securities portfolio. We will continue to monitor the fair value of our auction rate securities and relevant market conditions and will record additional impairment if future circumstances warrant such charges.

Repurchase of common shares and related party transactions

In November of 2006, our Board of Directors approved a share repurchase of up to $100.0 million of common stock, which was subsequently increased to $200.0 million by the Board of Directors in April 2007. The share repurchases are funded using the Company’s existing cash balance and future cash flows and occur through open market purchases, privately negotiated transactions and/or transactions structured through investment banking institutions as permitted by securities laws and other legal requirements. Market conditions will influence the timing of the buybacks and the number of shares repurchased. From inception of the repurchase program through February 29, 2008, we used $160.5 million to repurchase 18.0 million shares at an average price of $8.94 per share. In the nine months ended February 29, 2008 $105.6 million was used to repurchase 11.6 million shares at an average price of $9.12 per share.

Included in the purchases in the first nine months of fiscal 2008 were 1.1 million shares purchased from the Lawson Family Investment Company, Ltd., an entity affiliated with H. Richard Lawson, founder, co-chairman and a director of the Company.  In addition, 2.9 million shares were purchased from Symphony Technology Group, a principal stockholder of the Company. Dr. Romesh Wadhwani is co-chairman and a director of the Company and the founder and managing partner of Symphony Technology Group. These shares were purchased at $9.20 per share.

Credit Facilities

We have a credit facility that was entered into by the former Intentia on November 1, 2004 and assumed by Lawson. The facility consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $6.5 million (40.0 million Swedish Kroner). The facility is secured by a corporate letter of guaranty by Lawson Software, Inc. As of February 29, 2008, no amount was outstanding under the guarantee line and $6.5 million was available for use. We also have various other outstanding guarantees totaling $0.6 million with various financial institutions.

Senior Convertible Notes

In April 2007, the Company issued $240.0 million of senior convertible notes with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012. The notes bear interest at a rate of 2.5% per annum payable semi-annually in arrears, on April 15 and October 15 of each year, beginning October 15, 2007. The notes do not contain any restrictive financial covenants. The notes are convertible, at the holder’s option, into cash and, if applicable, shares of our common stock based on an initial conversion rate of 83.2293 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $12.02 per share (which reflects a 35.0% conversion premium based on the closing sale price of $8.90 per share of Lawson common stock on the Nasdaq Global Select Market on April 17, 2007). We effectively raised the conversion price to approximately $15.58 per share (which reflects a 75.0% premium when compared to the closing sale price of $8.90 per share) by simultaneously entering into separate agreements to purchase call options and sell warrants. In connection with the issuance of the notes, we entered into a registration rights agreement with the initial purchasers of the notes. On August 16, 2007, we filed the shelf registration statement, which became effective on that date. See our Annual Report on Form 10-K for the fiscal year ended May 31, 2007 for additional information.

Restricted Cash

The Company has $3.3 million held as restricted cash as of February 29, 2008.  This balance relates to various guarantees of the Company’s properties worldwide and $0.8 million and $2.5 million have been classified as current and non-current assets, respectively, on our Condensed Consolidated Balance Sheets.

The May 31, 2007 balance included approximately $5.8 million related to collateral to secure a bank guarantee for the settlement of the purchase of the remaining shares of Intentia. The arbitration process associated with the settlement of the untendered shares of Intentia required the Company to maintain a specified amount as security for a bank guaranty to secure Lawson’s obligation should additional amounts be due to the holders. On October 11, 2007, the arbitration panel ruled that no such additional amounts were due and the matter was closed. As a result, the bank lifted the restriction on the remaining balance and we repatriated the funds.  This transfer was reflected in the second quarter of fiscal 2008.

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K for the year ended May 31, 2007, total contractual obligations at May 31, 2007 were $406.8 million not including an estimated FIN 48 impact. The total liability for uncertain tax positions under FIN 48 at February 29, 2008 was $4.6 million. We do not expect the amount of unrecognized tax benefits or cash payments related to these obligations to significantly change over the next 12 months.  See Note 9 to the Condensed Consolidated Financial Statements, contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further discussion.

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements (as defined in Item 303(a)(4)(ii) of SEC Regulation S-K) with unconsolidated entities, related parties or other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

We have entered into operating leases for most U.S. and international sales and support facilities and certain equipment in the normal course of business. As of February 29, 2008, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2008 and 2017. Rent expense under operating leases for the three months ended February 29, 2008 and February 28, 2007 was $7.7 million and $6.6 million, respectively.  Rent expense under operating leases for the nine months ended February 29, 2008 and February 28, 2007 was $22.8 million and $25.8 million, respectively.

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

We do not use forward contracts for trading purposes. All outstanding foreign currency forward contracts are marked-to-market at the end of the period with gains and losses included in our Condensed Consolidated Statement of Operations. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. A net foreign exchange loss of $0.6 million and $1.6 million was recorded in our Condensed Consolidated Statement of Operations for the three and nine months ended February 29, 2008, respectively.  As of February 29, 2008, the net fair value of foreign currency forward contracts was a $2.9 million net liability and was included in other accrued liabilities on our Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (SFAS 141(R) which will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  SFAS 141(R) establishes principles and requirements for the recognition and measurement of identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  Some of the changes, such as the accounting for contingent consideration and exclusion of transaction costs from acquisition accounting may introduce more volatility into earnings.  SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. With the adoption of SFAS 141(R), our accounting for business combinations will change on a prospective basis beginning in the first quarter of fiscal 2010.

 In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB no. 51 (SFAS 160).  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a separate component of equity rather than as a liability.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159) which becomes effective for fiscal years beginning after November 15, 2007. Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. This election, called the “fair value option”, will enable some companies to reduce volatility in reported earnings caused by measuring related assets and liabilities differently.  We are currently evaluating the potential impact on our financial statements of adopting SFAS 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 (FSP 157-1 and FSP 157-2).  FSP 157-1 removes certain leasing transactions from the scope of SFAS 157.   FSP 157-2 partially defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis (at least annually).  We are currently evaluating the potential impact on our financial statements of adopting SFAS

157, along with the recently issued Staff Positions.

Proposed Accounting Pronouncements

In August 2007, the FASB released proposed FSP APB 14-a, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-a) that would alter the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements.  FSP APB 14-a, if adopted as proposed, would significantly impact the accounting associated with the Company’s $240.0 million senior convertible notes.  This FSP would require us to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it would require recognizing interest expense in prior periods pursuant to the proposed retrospective accounting treatment. The proposed FSP was issued for a 45-day comment period. The FASB began its re-deliberations of the guidance in FSP APB 14-a in the first quarter of 2008 and it is anticipated that the final FSP will be issued in the second calendar quarter of 2008 and is expected to be effective for fiscal years beginning after December 15, 2008.

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

We are also exposed to market risk relating to our long-term investments in auction rate securities due to uncertainties in the credit and capital markets.  As of February 29, 2008, the fair value of our investments in auction rate securities was $48.5 million.  The fair value of our auction rate securities may change significantly due to events and conditions in the credit and capital markets.  The current fair value of our auction rate securities would be significantly lower if the market price of these securities was to decline.  Assuming a 10% adverse change in the market price of these securities overall, the fair value would decline approximately $5.0 million. However, each of our auction rate security investments have different features and are subject to different risks and therefore, any market decline would impact these securities to a different degree.  While these investments and/or issuers are currently rated AA or higher by various credit rating agencies as of February 29, 2008, these securities/issuers could be subject to review for possible downgrade.  Any downgrade in these credit ratings may result in additional decline in estimated fair value of our auction rate securities.  Changes in the various assumptions used to value these securities and any increase in the markets’ perceived risk associated with such investments may also result in a decline in estimated fair value.  See our discussion relating to auction rate securities in Part I, Item 2 - Uncertainties in the Credit Markets in this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Rules adopted by the SEC to implement the provisions of Section 302 of the Sarbanes-Oxley Act of 2002 require the Chief Executive Officer and the Chief Financial Officer of the Company to evaluate our disclosure controls and procedures, in connection with our periodic reports filed with the SEC, and to disclose their conclusions based on this evaluation.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, and due to consideration of the material weakness in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of February 29, 2008.

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

In order to compensate for a lack of adequate finance and accounting staff at Intentia, management implemented transitional controls that utilized existing staff at the Company’s corporate headquarters based in St. Paul, Minnesota to perform the U.S. GAAP accounting requirements for Intentia. The transitional controls put in place in the first quarter of fiscal 2007 surrounding Intentia caused additional strain on our financial reporting function and resulted in the operating effectiveness of the overall finance and accounting personnel to become inadequate in the quarter ended August 31, 2006.

As a result of the material weakness in our internal control over financial reporting, management implemented the following changes relating to the lack of a sufficient number of qualified accounting personnel needed to apply the Company’s accounting policies in accordance with U.S. GAAP. These changes have improved the effectiveness of Lawson’s internal control over financial reporting.  We began implementing these changes during fiscal 2007 and continued our efforts to remediate the aforementioned material weakness through the third quarter of fiscal 2008.  In particular, management has implemented the following:

•                  Established shared service centers in Europe and the Asia Pacific region reducing the number of accounting and finance processing centers around the world.  Substantially all of the personnel that have been hired as employees of these shared service centers have completed their training.  In the first quarter of fiscal 2008, we began moving portions of the regional accounting functions to our shared service centers. By the end of fiscal 2008, we expect to be largely completed with this transition.

•                  Conducted training and improved processes associated with journal entry postings, full month-end close processes and Sarbanes-Oxley compliance.

Most recently, during the nine months ended February 29, 2008, we implemented the following changes in our internal control:

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

•                  Extended the legacy Lawson financial controls processes to the legacy Intentia financial reporting organization, including changes to Sarbanes-Oxley control documentation and the record-keeping processes that support U.S. GAAP reporting requirements.

•                  Reallocated responsibilities within the legacy Lawson St. Paul, Minnesota based finance organization to properly address financial reporting and technical accounting matters encountered in International locations. We have begun to allocate these responsibilities back to our international shared services centers as the teams are developed and trained.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) other than those discussed above that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management believes that we have made substantial progress towards remediating the material weakness in our internal control over financial reporting. However, the material weakness identified in the quarter ended August 31, 2006 still exists as of February 29, 2008.

In light of the material weakness in our internal control over financial reporting as of February 29, 2008, the Company performed additional analyses and other post-closing procedures in an effort to ensure that our Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, as of and for the quarter ended February 29, 2008, have been prepared in accordance with U.S. GAAP. We will continue to perform additional analyses and other post-closing procedures to mitigate the risk of potential material misstatements of the Company’s financial statements in future periods as necessary.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management continues to improve the design and effectiveness of our disclosure controls and procedures and internal control over financial reporting and intends to complete the remediation of this material weakness as soon as possible and to timely address any other deficiencies that we may identify in the future.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have received a notice from legal counsel, representing certain current or former employees who are threatening to initiate a class action lawsuit on behalf of 450 to 650 current and former business, systems and technical consultant employees.  That lawsuit would allege misclassification of those persons as exempt from U.S. and state overtime and minimum wage laws.  In response to this threatened litigation, we have held discussions with that legal counsel and agreed to participate in a non-binding mediation.  If the parties are unable to resolve these claims through mediation, an action may be filed pursuant to the Fair Labor Standards Act, applicable state wage and hour laws, ERISA and state common law, seeking damages and penalties for uncompensated overtime and reclassification of those consultants as non-exempt.  If an action is filed, we intend to defend ourself vigorously against all claims.  Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.

We are subject to various other legal proceedings and the risk of litigation by employees, customers, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. Subsequent to our acquisition of Intentia in April 2006, we have been working with various Intentia customers to resolve litigation and disputes that arose before the acquisition.

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

ITEM 1A. RISK FACTORS

The Company’s risk factors were documented in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007. There have been no material changes to our risk factors since the filing of that report. See our discussion relating to auction rate securities in Part I, Item 2 - Uncertainties in the Credit Markets in this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Use of Proceeds

As of February 29, 2008, we held $17.9 million of net proceeds from our initial public offering in interest-bearing investment grade securities. During the three months ended February 29, 2008, we used approximately $5.0 million for capital expenditures and $0.8 million for repayment of debt.

 (c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of our common stock for the three months ended February 29, 2008:

	(a)	(b)	(c)	(d)
	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

December 1 - 31, 2007	578,883	$9.52	578,883	$82,873,911
January 1 - 31, 2008	3,377,140	$9.17	3,377,140	$51,905,537
February 1 - 29, 2008	1,502,432	$8.26	1,502,432	$39,495,449
Total Third Quarter Fiscal 2008	5,458,455	$8.96	5,458,455

(1) In November 2006, our Board of Directors approved a share repurchase of up to $100.0 million of common stock. The Board of Directors increased this maximum to $200.0 million in April 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

See Index to Exhibits on page 41 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 2, 2008

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