Form 10-K
period 2008-05-31
Lawson Software, Inc.
filed 2008-07-11
CIK 1344632

Use these links to rapidly review the document
LAWSON SOFTWARE, INC. Form 10-K Index
Index to Financial Statements and Financial Statement Schedules—Item 15(a) 1-2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MAY 31, 2008
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

(651) 767-7000
(Registrant's telephone number, including area code)

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of Common Stock on November 30, 2007 as reported on the Nasdaq National Market, was $1,499,893,550.

          The number of shares of the registrant's common stock outstanding on July 3, 2008 was 174,002,400.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement of Lawson Software, Inc. for the 2008 Annual Meeting of Stockholders to be held October 16, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LAWSON SOFTWARE, INC.

Form 10-K

Index

Forward-Looking Statements

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "intend," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions and the expected impact of recently issued accounting pronouncements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission (SEC).

Part I

        When we refer to "we," "our," "us," the "Company," "Lawson" or "Lawson Software," we mean Lawson Software, Inc. and its subsidiaries. Unless otherwise indicated, references to our fiscal year mean the fiscal year ended on May 31 of such year.

Item 1.    Business

General

        Lawson Software is a global provider of enterprise software. We provide business application software, services and maintenance to customers primarily in the services sector, trade industries, and manufacturing/distribution sectors. Within these broad sectors, we specialize in specific markets including healthcare, public sector in the U.S., food, fashion, wholesale distribution, equipment services and rental, and manufacturing. In the manufacturing sector we serve both process manufacturing and discrete manufacturing customers. In the service sector we serve both asset-intensive and labor-intensive services enterprises. Our goal is to be the leading global enterprise resource planning (ERP) software provider in our target markets, with a particular focus on meeting the needs of mid-market customers and customers with limited information technology budgets, referred to as resource constrained customers.

        On April 25, 2006, Lawson acquired Intentia International AB (Intentia), a Stockholm, Sweden-based provider of enterprise software, in an all-stock transaction valued at $460.9 million. The combination with Intentia provided a greater operational scale, a broader product portfolio, and broader geographic reach with which to compete in the global enterprise application market. See Note 4, Business Combinations, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

        Lawson serves customers in three geographic regions: the Americas; Europe, Middle East, and Africa (EMEA); and the Asia-Pacific region including Australia and New Zealand (APAC). We provide software in 35 languages, have sold to more than 4,500 customers in 40 countries and have approximately 4,200 employees located throughout the world.

        Our software solutions include enterprise financial management, human capital management, business intelligence, asset management, enterprise performance management, supply chain management, service management, manufacturing operations, business project management and industry-tailored applications. Lawson solutions assist our customers in simplifying their businesses or organizations by helping them streamline processes and reduce costs resulting in enhanced business or operational performance. Lawson solutions help automate and integrate critical business processes, aiding in collaboration among our customers and their partners, suppliers and employees. Through our consulting services we primarily help our customers implement Lawson applications. Through our maintenance services we provide ongoing support, upgrades, and assistance to our customers.

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

        Lawson has offices in over 29 countries around the world. Our principal executive offices are located at 380 Saint Peter Street, Saint Paul, Minnesota 55102-1302. Our main telephone number at that location is 651-767-7000. Our website is at www.lawson.com. Other than the information expressly set forth in this annual report, the information contained or referred to on our website is not part of this annual report.

Environment

        We face a competitive and challenging environment for sales of our software and services. Industry consolidation continues to be a primary factor shaping the selling environment. Our vertical market focus and low total cost of ownership continue to be differentiators on which we compete in the market.

Consolidation

        In recent years, the enterprise software industry has seen numerous consolidations, mergers and acquisitions. This activity has included acquisitions made by larger companies seeking to acquire customers or to fill out their product line as well as consolidations of companies of similar size joining forces in order to better compete in the market. For example, in 2003, J.D. Edwards & Company was acquired by PeopleSoft Inc. Subsequently in 2005, PeopleSoft was acquired by Oracle Corporation. Oracle also acquired Retek Inc. in 2005 and Seibel Systems, Inc. in 2006. In July 2006, Infor Global Solutions (Infor) acquired SSA Global and has become another major provider of enterprise software in the industry.

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

Vertical Market and Customer Focus

        Lawson, including our acquired businesses, focuses on several vertical industry markets including healthcare, public sector in the U.S., food, fashion, wholesale distribution, equipment services and rental, and manufacturing. We believe an industry-specific focus is fundamental to our ability to help our customers achieve their desired results from their enterprise application investments. Expanding our vertical market capability and worldwide customer base was a driving force behind our combination with Intentia in 2006.

        While we have developed specific expertise in the markets we serve, we manage our company as a single business unit with leaders who are knowledgeable in the sale of our products and services, and support of customers of all sizes across all industry verticals. Many of our products have applications across multiple industries and are well-suited for customers outside our targeted verticals. For example, our human capital management, enterprise financial management, business intelligence and asset management solutions have broad application across many industries. We have customers both inside and outside our targeted verticals with business needs that are well addressed by our products and solutions. We have experienced sales account executives and consultants who focus on these customers, and a significant part of our business is conducted outside of our targeted verticals. To achieve greater operational scale and leverage costs, we operate as one business segment and we have integrated the operations of the former Intentia and the legacy Lawson under one leadership structure for all verticals.

        We believe we have established an expertise in the markets and with the customer segments we serve. Because many businesses in our target markets are mid-to-large-size, we also have developed an expertise serving the mid-market, which comprises the vast majority of our customer base. We consider the mid-market to have strong growth potential for ERP vendors during the next few years. Increasingly, businesses within this category are looking to buy, add to or replace the systems that they are using to help manage their financial, human resources, procurement, distribution or other business management processes.

        Lawson's industry-specific focus and flexible product design enable quicker and easier deployment of our software. We believe our expertise within our markets allows our services teams to simplify the process of deploying our applications. As a result, our customers are able to save time, effort and expense in implementing, maintaining and using Lawson applications. In addition, Lawson's professional services organization provides industry-specific implementation advice focused on the best uses of our software and delivery of value for our customers. Our industry-specific orientation, flexible product design and customer focus help differentiate Lawson from larger competitors in the enterprise applications market.

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

  •
  Knowledge of a customer's industry and tailored solutions

  •
  Company stability, resources and reputation

  •
  Ease of integration and speed of implementation

  •
  Level of customer service

  •
  Sales and marketing efforts

  •
  New product and technology introductions

        We believe Lawson has competitive advantages over a number of our competitors. Some of these advantages include:

  •
  33 years of experience serving mid-market customers

  •
  Low total cost of ownership

  •
  Industry-specific experience

  •
  Industry-focused solutions

  •
  Openness and flexibility of our software's architecture

        Lawson's most frequently encountered competitors are SAP AG and Oracle Corporation. Both are large, global ERP vendors that are increasingly targeting mid-sized businesses as their traditional larger-customer market becomes saturated. We believe there is market demand for a vendor like Lawson that can offer scalable applications that are simpler to implement and operate than the more complex applications of SAP and Oracle. Our focus is on delivering simpler solutions with lower total ownership costs.

        As a larger, stronger company after the combination with Intentia in April 2006, Lawson is better positioned to compete and win against SAP and Oracle in all customer engagements, but especially for resource-constrained mid-sized organizations. Our product portfolio now spans all core enterprise applications, and mid-sized organizations account for the majority of our installed customer base. By increasing our scale and the range of our products, we believe that Lawson will also provide a compelling alternative to attempts by Microsoft, another significant competitor, to move into the middle-market segment. We are pursuing this same strategy when we compete with Infor. Infor has become a large global competitor through acquisitions of several enterprise software companies.

        Lawson has also strengthened its competitive position by launching innovative new products like Lawson Smart Office, Lawson Strategic Human Capital Management, Lawson System Foundation, and Lawson QuickStep solutions for specific industries. Increasingly, we are generating applications using our Landmark Application Designer, a proprietary application design tool that significantly reduces the lines of software code in applications. We have also significantly improved our consulting and maintenance offerings to give our customers greater choice in how we install and support their Lawson applications and technology.

Products and Solutions

        Lawson's enterprise software solutions focus on providing competitive advantages and business flexibility to our customers. Lawson's solutions fall within three main product lines: Lawson S3 Enterprise Management System, Lawson M3 Enterprise Management System and Lawson Strategic Human Capital Management with many of the solutions in each product line having broad, cross-industry application.

        Lawson S3 Products and Solutions—Lawson S3 applications help customers "staff, source and serve" in their respective markets. Lawson S3 applications include human capital management, enterprise financial management, supply chain management, enterprise performance management, and overall system foundation. The Lawson S3 is specifically designed for services-centric industries.

        Lawson M3 Products and Solutions—Applications in the Lawson M3 product line provide solutions for customers who "make, move and maintain" goods or equipment in their markets. The Lawson M3 application suites include financial management, manufacturing operations, enterprise asset management, supply chain management, customer sales and service, enterprise performance management, business process management, and overall system foundation. The Lawson M3 product line is geared for product-centric and trade-oriented businesses facing resource constraints and whose processes are often complex and industry-specific.

        Lawson Strategic Human Capital Management Products and Solutions—Applications in the Lawson Strategic Human Capital Management product line provides solutions for customers to strategically manage their workforce. The Lawson Strategic HCM application suites include talent management, human resource management, and workforce management. The Lawson Strategic HCM product line is geared for cross-industry global markets.

Benefits of Our Solutions

        We provide business application software in over 40 countries that helps automate and improve our customers' business processes. The flexible architecture of our software gives customers a choice to deploy a pre-configured application or to customize the application in order to conform to unique business processes. The benefits of our software include:

        Automation, Collaboration and Analysis.    Our software automates business processes, enables collaboration among process participants and delivers detailed analyses of process results. In addition, in many situations, our back-office software suites can be implemented with our front-office solutions and tools to deliver broader organizational benefits. For example, our service automation software can be configured to enable managers to identify and assign the appropriate personnel to projects based on skills and availability. The service automation software has been designed to work in conjunction with our other software application suites to allow personnel to enter their time and expenses associated with a project into our software, permitting these entries to be processed through (i) our financial management software to assist with project accounting; (ii) our payroll application to update time records; (iii) our accounts payable application to reimburse employee expenses; (iv) and our enterprise performance management application to deliver financial, project and resource performance reports to appropriate managers.

        Industry-Tailored Solutions.    We use our expertise in targeted vertical industries to provide pre-configured functionality that addresses the specific business needs of these industries, thus increasing the "out-of-the-box" utility of our applications. For example, our healthcare supply chain software has preconfigured categories for many critical hospital supplies that can streamline and optimize the supply chain for one hospital or an entire network, and our fashion and apparel solution is designed for companies that need to manage goods identified by such attributes as style, size, and color.

        Flexible, Web-Based Architecture.    Our software can be deployed with pre-configured functionality or customized to conform to the customer's business processes using our software extension tools. Our flexible architecture enables our software to run on most leading hardware and operating system platforms and to operate with the leading relational database management systems. This allows our customers to choose the most appropriate platforms independently from selecting our applications. Furthermore, our applications can interface with most legacy systems through standard interfaces and integration protocols. Our application run time foundation includes world-class middleware components from IBM Websphere. Because many of our applications do not require software to reside on the desktop computer and are accessed directly through a standard Web-browser, internet application or a supported wireless device, we believe many of our applications can be deployed and used without extensive training. Our software is scalable for a large, global enterprise as well as small and medium-sized businesses.

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

Lawson S3 Enterprise Management System Software

        Lawson Enterprise Financial Management.    The Lawson S3 Financials Suite helps organizations drive enterprise value with enhanced information and a platform for sustainable compliance. All financial suite applications are integrated and share common master data where appropriate. The Lawson S3 Financials Suite provides solutions for the full cycle of finance from budgeting and forecasting, through the management of projects and activities, to the reporting of results.

        Lawson Supply Chain Management.    The Lawson S3 Supply Chain Management Suite is a full suite of integrated procurement and distribution solutions with low total cost of ownership to mid- and upper-mid-market companies who seek reduced costs through enhanced supply chain processes and more effective supply management.

        Lawson Software for Retailers.    Lawson's retail-specific software applications are built for high-volume retail enterprises to manage item information, category planning and review, assortment, pricing, promotions, warehouse replenishment, multi-channel ordering, store replenishment, forecasting and order determination. Lawson retail applications can help retailers select store locations, find the right product mix, and run successful promotions.

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

        Lawson Smart Office.    The Lawson Smart Office is an intuitive, personalized user interface that allows users to directly access Lawson and Microsoft applications and update data pervasively and instantly across the applications. Lawson brings together Microsoft productivity, mobility and collaboration tools, such as Microsoft Excel, Outlook, Word, PowerPoint and Groove, with Lawson enterprise applications. Lawson Smart Office enhances user productivity and provides information sharing, data composition, interface personalization and rich analytics capabilities.

        Lawson Business Process Management.    The Lawson S3 Business Process Management Suite can be added to almost any Lawson application to tailor the application to a customer's specific needs. These tools include Business Process Automation and Workflow Tools, which allows organizations to notify employee's of action in the system that needs their attention or approval based on their business process rules; business-to-business communication and application-to-application Integration Tools, which connect Lawson software applications with external systems, legacy systems, transaction systems, custom applications, and handheld devices; Development Tools, which allow developers to customize Lawson's interface, and deploy Lawson software in new ways; System Tools, which allow an IT team to monitor and manage an organization's Lawson system.

        Lawson S3 System Foundation.    The Lawson S3 System Foundation is the technical foundation that determines, to a substantial degree, the performance and value of the customer's business software. Lawson System Foundation is an open, standards-based technology that consolidates Lawson runtime technology with world-class technology and middleware from IBM to help address customers' expectations for ease of implementation, application performance, investment protection, security and scalability.

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

Lawson M3 Enterprise Management System Software

        Lawson Financial Management.    The Lawson M3 Finance Suite enables customers to capture, analyze and manage financial information related to their companies' operations. Lawson M3 finance includes accounting, costing, cash management, budgeting, consolidation and transaction management functionality. Its flexible accounting structures and processes are designed to operate in multiple currencies and to help manage local legal and tax requirements.

        Lawson Manufacturing Operations.    The Lawson M3 Manufacturing Operations Suite enables organizations to centrally manage product data and control the manufacturing execution process. It can help manage complex configured and attribute-controlled products and directly supports costing, planning and execution. Advanced functions support a company's best practices such as lean manufacturing and meeting complex regulatory requirements (such as traceability and shelf life).

        Lawson Supply Chain Management.    The Lawson M3 Supply Chain Management Suite is designed to increase visibility and improve material flow through the supply chain, in order to optimize the use of resources and inventory. Supply Chain encompasses sophisticated planning and optimization tools, configurable warehouse execution functions, advanced procurement applications, and comprehensive fulfillment and scheduling capabilities.

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

        Lawson Smart Office.    The Lawson Smart Office is an intuitive, personalized user interface that allows users to directly access Lawson and Microsoft applications and update data pervasively and instantly across the applications. Lawson brings together Microsoft productivity, mobility and collaboration tools, such as Microsoft Excel, Outlook, Word, PowerPoint and Groove, with Lawson enterprise applications and business intelligence.

        Lawson Business Process Management.    The Lawson M3 Business Process Management Suite provides companies the means to connect, configure and customize their enterprise application system. This suite permits the customization of role-based portals and user interaction, application-to-application integration, business-to-business communication, business process automation and workflow which allows organizations to notify employee's of action in the system that needs their attention or approval based on their business processes and business rules; thereby ensuring that customers' enterprise needs for business process modeling are fully supported.

        Lawson M3 System Foundation.    The Lawson M3 System Foundation Suite provides and manages the essential applications and functions necessary to run and operate the Lawson M3 Enterprise Management System. The technology layer is composed of updated technology stacks that combine Lawson's best runtime technology, Web services and document archiving capabilities with IBM WebSphere Application Server ND and IBM DB2 Content Manager technology.

Lawson Strategic Human Capital Management

        Lawson Strategic Human Capital Management product line is a full suite of products to help customers transform the role of the Human Resources professional from an administrative and policy enforcing role to that of a strategic business partner.

        Lawson offers a stand-alone Strategic Human Capital Management solution or an integrated ERP to mid- and upper mid-market companies that seek alignment of people and processes. Lawson Strategic Human Capital Management On-Demand is a new software as a service offering that offers customers a monthly price and single point of contact for their installation. Hosting services are provided by partners including one from IBM Hosting in its world-class certified data centers. The Lawson Strategic Human Capital Management solution is also available in the traditional fashion through perpetual license.

        The Lawson Strategic Human Capital Management System includes three Lawson suites. Each suite comes with robust applications customers can use to strategically manage their workforce.

        Lawson Talent Management.    The Lawson Talent Management Suite delivers integrated tools designed to help customers link together people, strategy, and execution. It helps customers manage, develop and retain their workforce.

        Lawson Human Resource Management.    The Lawson Human Resource Management Suite helps HR contribute to organizational excellence with applications that support cost effective management of human resources business processes. Lawson HRM is designed to offer an alternative to large complex ERP and stand-alone HR solutions.

        Lawson Workforce Management.    The Lawson Workforce Management Suite automates time intensive staffing and scheduling tasks.

Maintenance and Customer Support

        Given Lawson's focus on seeking to provide the lowest cost of ownership for our customers, we offer a comprehensive customer care program called Lawson Total Care. This includes software upgrades, updates, and corrections for the software under maintenance, as well as various levels of support including access to our knowledge base and the Lawson support team, technical advice, and application management.

        Our maintenance and customer support is delivered through Lawson's Global Support & Delivery organization of approximately 400 employees and contractors operating from product support centers and regional support centers located around the world, supporting our global customer base. State-of-the-art facility and technical infrastructure provides for efficient collaboration with our customers' internal support centers as well as with partners.

Consulting Services

        Lawson offers a broad range of services to our customers in approximately 40 countries throughout the world. From the initial assessment and planning, to the implementation, through an upgrade and even providing extended support, we leverage Lawson applications to best enable our customers' desired business outcomes. Our consulting services focus on quick implementation that lowers the total cost of ownership. We do this through simplified delivery methods including pre-configured solutions and delivery through global solution centers.

        Lawson Learning provides the training and tools required to quickly and cost-effectively train on Lawson applications. Software users can access a large library of training solutions delivered via e-learning, attend a class, or take role-based training.

Technology Architecture

New Technology Platform

        Lawson provides flexible, open, standards-based software solutions. We believe that the open architecture of Lawson's solutions provides superior quality, a low total cost of ownership, and a path to a Services Oriented Architecture (SOA). Launched in 2006, our technology platform—"Lawson System Foundation"—combines Lawson's newest technology with middleware from IBM for a high-performance, standards-based solution that provides comprehensive security, scalability, and usability. It also preserves customers' choice of hardware platform while providing a foundation for next-generation Lawson applications designed for use within SOA environments.

New Application Architecture

        In 2006, we launched a new standards-based technology application platform called "Landmark," which will be used for products developed and released in the future. The new platform was designed to deliver business applications that are simple, adaptable and manageable. A Lawson innovation, Landmark is our new technology and pattern-driven applications construction model designed to help customers mitigate application complexity by reducing the lines of instructions required to design and build Lawson software applications. In addition to reducing development time, Landmark generates Java code, which should help reduce the risk of errors. This Java-based code delivers interoperability that protects and extends Lawson customers' existing IT investments while working to ensure compatibility with future applications and technologies.

        This new business applications platform is designed to increase overall application quality and improve the product lifecycle experience for Lawson customers, from construction to deployment, implementation, integration, maintenance, and upgrades. Based on a SOA, Landmark is designed to enable Lawson and our customers to quickly and easily modify and customize business processes for rapidly changing business needs. The significant reduction in lines of code errors and the move to an entirely open and standards-based technology will also help reduce implementation times and further lower total cost of ownership.

        Landmark-developed applications and Web services will share the same data repository as customers' existing Lawson applications which will enable our customers to more easily transition to the new platform with fewer costs.

        Our Lawson Strategic Human Capital Management product was developed using Landmark and we plan to develop future Lawson products using Landmark, for both Lawson M3 and Lawson S3 products. These products are expected to run on an industry standard J2EE applications server. Under our expanded partnership with IBM, we plan to optimize our applications to work with IBM's WebSphere Application Server. Lawson will offer a backbone of standards-based Web Services for SOA environments. Landmark supports key standards such as simple object access protocol (SOAP), web-service description language (WSDL), and extensible markup language (XML).

Principles

        Lawson's technology architecture is based on the concept of "Separation of Concerns," in which there is a clear separation of the application and technology layers: the user interface, Web services, application components, database services, and connections to external systems. This approach gives Lawson the flexibility to deliver releases for the technology or application layers on different schedules, adopt new technologies and standards more readily, and develop industry-specific applications. Lawson helps protect customer investment and reduce the risks of transition to new releases. Lawson's technology architecture adheres to the following principles:

        Simplicity.    We believe most of the problems in the software industry are caused by the overwhelming complexity of applications. We seek to solve the complex problems of our customers with the simplest possible solution. Lawson's applications are designed for simplicity of use from implementation through life cycle management; in the user interfaces, in business processes, and through support and maintenance.

        Open Standards-Based Architecture.    Lawson pursues open standards and a service-oriented architecture for applications. Services such as Lawson Web Services and Lawson ProcessFlow Integrator can help our customers connect their other systems to Lawson, allowing our customers to work with the computing platforms and technologies they prefer or must maintain, such as custom-built legacy systems. With Lawson's open architecture, there is no need for our customers to abandon other technology investments or rebuild infrastructure to fit Lawson. Lawson's systems operate on most industry standard hardware platforms including IBM, Sun, and Hewlett-Packard, and industry standard operating systems, including IBM i, UNIX, and Microsoft Windows servers.

        Rich User Experience.    Lawson provides a consistent, easy-to-use, self-evident user experience. Many of Lawson's products use the latest presentation technology from Microsoft including thin-client Browser—based interfaces and rich client interfaces based on Windows Presentation Foundation, which means that a customer's internet, intranet, or extranet connection gives quick, easy, and secure access to those applications. Lawson's user interaction technology may reduce staff training time, speed implementation, ease administration costs, and give customers a more rapid return on their Lawson investment.

        Scalability.    Our architecture is designed to grow with our customers and meet their evolving strategic needs. Lawson applications are designed to be able to scale, extend, and utilize resource upgrades to meet the changing needs of an organization.

        Security.    Lawson's application and technology infrastructure can allow customers to build security policies as simple or complex as needed to meet the organization's security requirements. Security policies can be created that authorize end users to access only the Lawson applications required to get their job done. Security rules can be assigned to securable application objects which in turn can be assigned to roles and users within an organization. Lawson security architecture implements modern authentication and authorization concepts and provides useful tools for simplified modeling and maintenance.

Architecture Model

        Lawson's architecture is based on scalable industry standard J2EE environments. Our solutions are offered across multiple configurations, giving customers choices for their platform, operating system, and database.

  User Access Layer

        Thin Client.    Provides user access via a PC, desktop, laptop, or mobile device. Browsers and thin clients that connect via an Internet/intranet connection, access application components. Lawson Portal (S3) and Lawson Workplace (M3) provide Web-based interfaces to Lawson applications, Lawson extensions, non-Lawson applications, and other sources of information at websites that users can access.

        Lawson Smart Office.    Lawson Smart Office is a new rich client user interface for Lawson applications. It is a unique business software platform that connects Lawson and Microsoft Office applications in a single, simplified environment. It delivers an intuitive user interface that allows user-specific customization and personalization to put the right tools and information on every user's screen. Lawson Smart Office can incorporate features such as documents, two- and three-dimensional graphics, and video. With its intuitive design, Lawson Smart Office can help companies achieve greater data discipline because the interface will help ensure that people use the system and work with data in the right manner. Lawson Smart Office is designed to improve user and group productivity for anyone relying on Lawson and Microsoft solutions to do their job.

  Web Server Layer

        Web Services.    Lawson supports industry standards-based connectivity to application components. The Web server, Internet Object Services, Lawson Workplace and the Lawson Portal are key components for deploying Lawson applications via the Internet. By using multiple configurations of Lawson System Foundation which uses IBM's WebSphere Application Server, Lawson delivers scalability for high volume processing. Services such as Internet Object Services, provide data mining and Drill Around®—a key feature that allows drilling down to sub-detail information related to certain Lawson applications.

  Application/Database Server Layer

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

        Lawson System Foundation.    The foundation of Lawson's architecture and critical to system performance, scalability, availability, and reliability; oversees all activities on the Lawson application server, including security, system resources, transactions, data access, and job schedules.

        Application Server.    Gives customers flexibility to use whatever platform fits their size, budget or strategic direction. Lawson products use industry standard middleware from IBM to run on a variety of hardware platforms such as Compaq, Dell, Hewlett Packard, IBM, Microsoft, and Sun.

Sales and Marketing

        We market and sell our software and services solutions through a combination of a direct sales force, strategic alliances with systems integrators and resellers. Our direct sales force and services organizations are aligned with our strategy of providing industry-tailored applications. Within each industry, we have a sales team dedicated to prospective customers and another dedicated to sales to existing customers. We also have regional sales teams that focus on specific geographic territories. Our sales and service offices are located in three geographic regions: the Americas, EMEA and APAC.

        In addition to our direct sales teams, we enter into strategic alliances with systems integrators and resellers to benefit from our partners' resources, expertise and customer base. Business partner alliances allow us to expand our market presence through increased awareness of our software applications within our partners' organizations and customer bases, and through their personnel who are trained to implement our software. Our channel partners market and promote our software products and typically provide implementation services to their end-users. Channel partners generate sales leads, make initial customer contacts, and assess needs prior to our introduction. In addition, some of our channel partners engage in customer support and localization of our products. We also engage in joint marketing programs, presentations at seminars, attendance at trade shows, and the hosting of conferences with many of our business partners.

        We also use application service providers (ASPs) to distribute our products in a hosted environment. ASPs allow us to reach small- to medium-sized businesses that prefer a hosted solution. Our software's architecture is easily distributed over the Internet and is highly scalable to serve many customers. It also supports multi-tenancy, which lets ASPs securely host multiple customers on a single set of our applications.

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

        Our total research and development expenses were $85.4 million, $85.3 million, and $60.7 million in fiscal 2008, 2007 and 2006, respectively. As of May 31, 2008, our research and development organization consisted of approximately 800 employees. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of R&D expenses.

Trademarks

        "Lawson" and "Lawson Software" are registered trademarks in the United States and the European Union. Other trademarks and trade names appearing in this document are the property of their respective holders.

Intellectual Property and Product Liability

        We regard certain aspects of our internal operations, software and documentation as proprietary, and rely on a combination of contract, copyright, patent, trademark and trade secret laws and other measures, including confidentiality agreements, to protect our proprietary information. Existing copyright laws afford only limited protection. We believe that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection is less significant than factors such as the knowledge, ability and experience of our employees, frequent software product enhancements, and the timeliness and quality of support services. We cannot guarantee that these protections will be adequate, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Historically, we have provided our customers source code for many of our products. We may elect to distribute only object code in the future. In either case, we will permit customers to obtain access to our other source code through a source code escrow arrangement. Access to our source code may increase the likelihood of misappropriation or other misuse of our intellectual property. In addition, the laws of certain countries in which our software products are, or may be licensed, do not protect our software products and intellectual property rights to the same extent as the laws of the United States and Sweden.

        Software companies have increasingly applied for, and relied on, the protection of patents. To date, we hold two United States patents and have filed several patent applications. These applications may not result in issued patents and, even if issued will not provide assurance of a competitive advantage.

        We do not believe our software products, third-party software products we offer under sublicense agreements, our trademarks, or other Lawson proprietary rights infringe the property rights of third parties. However, we cannot guarantee that third parties will not assert infringement claims against us with respect to current or future software products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation. Under the license agreements with our customers, we agree to indemnify our customers for third-party claims that our products infringe the intellectual property rights of those third parties.

        We are also exposed to product liability risks under applicable country and state laws. We generally attempt to limit our exposure to product liability claims with customers as part of our license agreements. However, local laws or unfavorable judicial decisions might diminish or invalidate the scope of these limitations.

Employees

        As of May 31, 2008, we had approximately 4,200 employees, including approximately 800 in sales and marketing, approximately 800 in research and development, approximately 2,100 in services and customer support and approximately 500 in administration. None of our employees in the U.S. are represented by a labor union; however, in certain international subsidiaries workers councils represent our employees.

Executive Officers

        The following sets forth our executive officers as of June 30, 2008, their age, position and a brief description of their business experience:

Name	Age	Position
Harry Debes	57	President, Chief Executive Officer, Director
Robert A. Schriesheim	48	Executive Vice President, Chief Financial Officer
Eduardo Sanchez	52	Executive Vice President, Sales
Colin Balmforth	47	Senior Vice President, Support & Delivery
Craig Bickel	57	Senior Vice President, Chief Information Officer
Dean J. Hager	41	Senior Vice President, Product Management
Bruce B. McPheeters	53	Senior Vice President, Secretary and General Counsel
Stefan Schulz	41	Senior Vice President of Finance
Guenther Tolkmit	56	Senior Vice President, Product Development
Kristin Trecker	43	Senior Vice President, Human Resources

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

        Robert A. Schriesheim has served as a director since May 2006 and as executive vice president and chief financial officer since October 2006. From 2002 until October 2006, he was a venture partner and general partner of ARCH Development Partners LLC, a Chicago-based technology venture capital fund. From 1999 to 2002, he was executive vice president of corporate development, chief financial officer, and a director for London, England-based Global Telesystems, Inc. where he led the financial restructuring and sale of the company. Global Telesystems, Inc. was a $1 billion publicly traded provider of telecommunications services to businesses throughout Western and Central Europe and Russia, backed by George Soros and affiliates. Previously, he held various executive positions at SBC Equity Partners, Ameritech, AC Nielsen, and Brooke Group Ltd. He also serves on the boards of publicly- traded Alyst Acquisition Corp., MSC Software Corporation, Skyworks Solutions Inc. and several private technology companies.

        Eduardo S. Sanchez has served as our executive vice president of global sales since September 2007. From September 2006 until August 2007 when Cartesis S.A. was acquired by Business Objects S.A., Mr. Sanchez served as chief operating officer at Cartesis S.A., a Paris-based business performance management software provider. From 1993 until August 2006, Mr. Sanchez worked for MicroStrategy Inc., a provider of business intelligence software. He held various roles at MicroStrategy including managing director for European operations, vice president of international operations, and most recently as corporate vice president of worldwide sales and services. Before joining MicroStrategy, Mr. Sanchez worked in consulting roles with Bender Management Consultants based in Virginia and Esin Consultora S.A. in Argentina.

        Colin M. Balmforth has served as our senior vice president of global support since December 2007. From September 2005 until December 2007, Mr. Balmforth was vice president of professional services for Intelliden Software, a provider of intelligent networking software solutions. From July 2003 until September 2005, Mr. Balmforth was chief operating officer and executive vice president for Conexus

Partners an advisory consulting firm for the enterprise resource planning (ERP) software market. From 1998 to 2003, Mr. Balmforth held several senior management positions with Peoplesoft, Inc. and J.D. Edwards Company, including global responsibility for the support business functions at those ERP software companies. From 1984 until 1998, Mr. Balmforth held various support and services management positions with several software companies. Mr. Balmforth was based in Europe from 1984 until March 2000.

        Craig A. Bickel has served as our senior vice president and chief information officer since June 2008. From December 2005 until joining us in June 2008, Mr. Bickel was employed by AlixPartners LLP, a management consulting firm. From 1992 until February 2005, he was employed by Cabot Corporation, a specialty chemical manufacturer, where he served as vice president and chief information officer from 1994 until February 2005.

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

        Stefan B. Schulz has served as senior vice president of finance since October 2007 and as senior vice president—global controller from October 2005 until September 2007. In addition, Mr. Schulz served as our interim chief financial officer from August 2006 until October 2006 and has served as our principal accounting officer since October 2005. From November 1993 until joining us in October 2005 he was employed by BMC Software, Inc. a provider of enterprise management solutions that empower companies to automate their IT and align it to the needs of the business. While at BMC Software, he served as corporate controller from February 2001 to May 2004 and most recently as vice president of revenue operations. Prior to joining BMC, Mr. Schulz was employed by Arthur Andersen LLP in their audit and business advisory practice.

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

Available Information

        We make available, free of charge, on our website (www.lawson.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we have electronically filed or furnished such materials to the Securities and Exchange Commission. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

Financial Information About Geographic Areas

        For financial information about geographic areas see Note 14, Segment and Geographic Areas, in Notes to Consolidated Financial Statements of this Form 10-K.

Item 1A.    Risk Factors

Factors That May Affect Our Future Results or the Market Price of Our Stock

        We operate in a rapidly changing environment that involves numerous uncertainties and risks. Investors evaluating our company and our business should carefully consider the factors described below and all other information contained in this Annual Report on Form 10-K. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report. Any of the following factors could materially harm our business, operating results and financial condition and/or negatively affect our stock price. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. We may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events which occur in the future. The actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this report.

The enterprise software business is highly competitive.

        We compete with Oracle Corporation, SAP AG, Infor Global Solutions, Inc., Microsoft Corporation, McKesson Corporation and other larger software companies that have advantages over us due to their larger customer bases, greater name recognition, long operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from Oracle, SAP, Infor or Microsoft since those larger vendors offer a wider range of products. Furthermore, Oracle is capable of bundling its software with its database applications, which underlie a significant portion of our installed applications. We also compete with a variety of more specialized software and services vendors, including:

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

        Our revenue and profitability depend on the overall demand for enterprise software and related maintenance and services, particularly in the industries and geographies in which we sell our products and services. Demand for enterprise software and demand for our solutions are affected by general economic conditions, competition, product acceptance and technology lifecycles. Regional and global changes in the economy, governmental budget deficits and political instability in certain geographic areas have resulted in businesses, government agencies and educational institutions reducing their spending for technology projects generally and delaying or reconsidering potential purchases of our products and related services. The uncertainty posed by the long-term effects of escalating oil prices, the global economic slowdown, continuation of the global credit crisis, the war in the Middle East, terrorist activities, potential pandemics, natural disasters and related uncertainties and risks and other geopolitical issues may impact the purchasing decisions of current or potential customers. Because of these factors, we believe the level of demand for our products and services, and projections of future revenue and operating results, will continue to be difficult to predict. These geopolitical risks could also impede employee travel and our business operations in any affected regions.

Our revenues, and in particular our software license revenues, vary each quarter and are difficult to predict.

        Revenues from license fees in any quarter depend substantially upon our licensing activity with new and existing customers, and our ability to recognize revenues in that quarter under our revenue recognition policies. If we do not continue to develop or acquire new products, licensing activity with existing customers will decline. Licensing activity for our products drives maintenance and services revenues because we sell maintenance and services for only our products. A decrease in licensing activity will typically lead to a decrease in services revenue in the same or subsequent quarters. If we do not have sufficient licensing activity with new customers each year, our maintenance revenue for the following year will decline because new customers are needed to offset the percentage of existing customers who scale back their businesses, reduce licenses and maintenance contracts, are acquired, or otherwise choose not to renew annual maintenance. Our sales force and marketing team must continue to generate sales leads among existing customers and prospective customers. When we "qualify" a lead, that lead becomes part of our sales "pipeline." If our pipeline does not continue to grow in our different markets and geographies, our revenues will eventually decline. The rate at which we convert our pipeline into actual sales can vary greatly from year to year for the following reasons:

  •
  The period between initial customer contact and a purchase by a customer may vary and can be more than one year. During the sales cycle, prospective customers may decide not to purchase or may scale down purchases because of competing offers, budgetary constraints or changes in the prospect's management, strategy, business or industry. Increasingly, customer or prospect organizations are taking more steps to approve the purchase of our products and services. Often times, we must wait for a customer or prospect's board of directors to approve a purchase. These added approval requirements can delay the sales cycle and jeopardize the likelihood of completing the sale.

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

        The enterprise software market is faced with rapid technological change, evolving standards in computer hardware, software development and communications and security infrastructure, and changing needs and expectations of customers. Building new products and service offerings requires significant investment in development. A substantial portion of our research and development resources are devoted to regulatory and maintenance requirements and product upgrades that address new technology support. These demands put significant constraints on our resources available for new product development. We also face uncertainty when we develop or acquire new products because there is no assurance that a sufficient market will develop for those products.

We may be unable to identify or complete suitable acquisitions and investments; and any acquisitions and investments we do complete may create business difficulties or dilute earnings.

        As part of our business strategy, we intend to pursue strategic acquisitions in the future. We may be unable to identify suitable acquisitions or investment candidates. Even if we identify suitable candidates, we cannot provide assurance that we will be able to make acquisitions or investments on commercially acceptable terms. If we acquire a company, we may incur losses in the operations of that company and we may have difficulty integrating its products, personnel and/or operations into our business. In addition, its key personnel may decide not to work for us. These difficulties could disrupt our on-going business, distract our management and workforce, increase our expenses and adversely affect our operating results. We may also incorrectly judge the value or worth of an acquired company or business. Furthermore, we may incur significant debt or issue equity securities to pay for future acquisitions or investments. The issuance of equity securities may be dilutive to our stockholders. If the products of an acquired company are not successful, those remaining assets could become impaired, which may result in an impairment loss that could materially adversely impact our financial position and results of operations.

A significant portion of our future revenue is dependent upon our existing installed base of customers continuing to license additional products, as well as purchasing consulting services and renewing their annual maintenance agreements.

        If our existing customers fail to renew their maintenance agreements or elect not to purchase new products or additional services from us at historical levels, our revenues and results of operations could be materially impacted.

Competitors may take advantage of our limited intellectual property protection.

        We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws to protect this information. In addition, we currently hold two patents in the U. S. and have filed several patent applications. Outstanding applications may not result in issued patents and, even if issued, the patents may not provide any competitive advantage. Copyright laws afford only limited protection because those laws do not protect product ideas. In addition, when we license our products to customers, we provide source code for many of our products. Customers may also access source code through a source code escrow arrangement. Access to our source code could provide an opportunity for companies to offer competing maintenance and product modification services to our customers. Defending our intellectual property rights is time consuming and costly.

Deterioration in our relationships with resellers, systems integrators and other third-parties that market and sell our products could reduce our revenues.

        Our revenue growth will depend, in part, on adding new partners to expand our sales channels, as well as leveraging our relationships with existing partners. If our relationships with these resellers, system integrators and strategic and technology partners deteriorate or terminate, we may lose sales and marketing opportunities. Some current and potential customers rely on third-party systems integrators to implement and manage new and existing applications. These systems integrators may increase their promotion of competing enterprise software applications, or may otherwise discontinue their relationships with us. We also license third-party software products that we incorporate into, or resell with, our own software products. For example, we incorporate Micro Focus International, Inc.'s software in many of our products and have reseller and alliance relationships with IBM, Business Software Incorporated, Business Objects and other businesses that allow us to resell their offerings with our products and services. These relationships and other technology licenses are subject to periodic renewal and may include minimum sales requirements. A failure to renew or early termination of these relationships or other technology licenses could adversely impact our business.

Charges to earnings resulting from past acquisitions may adversely affect our operating results.

        Under purchase accounting, we allocate the total purchase price to an acquired company's net tangible assets, intangible assets and in-process research and development based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Management's estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. Going forward, the following factors could result in material charges that would adversely affect our results:

  •
  impairment of goodwill or intangible assets;

  •
  identification of assumed contingent liabilities subsequent to the finalization of the purchase price allocation;

  •
  charges to income to eliminate certain Lawson pre-merger activities that duplicate those of the acquired company or to reduce our cost structure; or

International sales and operations subject us to risks that can adversely affect our operating results.

        We derive a substantial portion of our revenues, and have significant operations, outside of the U.S. Our international operations include software development, sales, customer support and administration. We face challenges in managing an organization operating in various countries, which can entail longer payment cycles and difficulties in collecting accounts receivable, fluctuations in currency exchange rates, overlapping tax regimes, difficulties in transferring funds from certain countries and reduced protection for intellectual property rights in some countries. We must comply with a variety of international laws and regulations, including trade restrictions, local labor ordinances, and import and export requirements.

We may experience foreign currency gains and losses.

        We conduct a significant portion of our business in currencies other than the U.S. dollar. Our revenues and operating results are affected when the dollar strengthens or weakens relative to other. Changes in the value of major foreign currencies, particularly the Euro, Swedish Krona and British Pound relative to the U.S. dollar can significantly affect our revenues and operating results. Recognized balance sheet exposures are partially offset by forward currency contracts. Net foreign currency transaction gains and losses, resulting primarily from recognized balance sheet exposures, are recorded within earnings in the period incurred.

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

        Because our products are deployed in large and complex systems, they can only be fully tested for reliability when deployed in networks for long periods of time. Our software programs may contain undetected defects when first introduced or as new versions are released. Our customers might encounter difficulties with the implementation of our products, discover defects in our products, experience corruption of their data or encounter performance or scaling problems only after our software programs have been deployed. As a consequence, from time to time we have received customer complaints or been sued. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. Software and data security are becoming increasingly important because of regulatory restrictions on data privacy and the significant legal exposures and business disruptions stemming from computer viruses and other unauthorized entry or use of computer systems. We may not be able to avoid or limit liability for disputes relating to product performance, software security or the provision of services. Product defects and security flaws could expose us to product liability and warranty claims and harm our reputation, which could impact our future sales of products and services.

Open source software may diminish our license fees and impair the ownership of our products.

        The open source community is comprised of many different formal and informal groups of companies, software developers and individuals who have created a wide variety of software and have made that software available for use, distribution and modification, often free of charge. Open source software, such as the Linux operating system, has been gaining in popularity among business users. If developers contribute enterprise application software to the open source community, and that software has competitive features and scale to business users in our markets, we will need to change our product pricing and distribution strategy to compete. If one of our developers embedded open source components into one of our products, without our knowledge or authorization, our ownership and licensing of that product could be in jeopardy. Depending on the open source license terms, the use of an open source component could mean that all products delivered with that open source component become part of the open source community. In that case, we would not own those delivered products and could not charge license fees for those products. We currently take steps to train our developers and monitor the content of products in development, but there is no assurance that these steps will always be effective.

Our profit margin for consulting services is lower than margins related to the other aspects of our business.

        The consulting part of our business is highly competitive, is less proprietary, and industry-wide carries a much lower gross margin than the other aspects of our business. For fiscal 2008, consulting services represented approximately 45.0% of our total revenues. Since our acquisition of Intentia in April 2006, we have taken measures to improve our profit margin for consulting services, including improving utilization of services personnel and moving portions of our consulting services to our lower cost operations in Manila, Philippines. We have experienced margin improvements over the past two fiscal years and expect to make continued improvements going forward. However, our consulting services business is highly sensitive to customer demands, competitive pressures and other external and internal forces. Our actions to improve our consulting services margin may be offset by these forces which could negatively impact our operating results.

We have started to deliver our Strategic Human Capital Management Solution through Software as a Service (SaaS), which may adversely affect our operating profit margins because the SaaS license and delivery model differs substantially from our traditional business practices.

        Traditionally, we have licensed and delivered our products to customers under a perpetual license, with the customer being responsible for obtaining and operating the computer hardware for that software. We have begun to offer our Strategic Human Capital Management Solution through SaaS, and might add additional SaaS offerings in the future. For each SaaS offering, we license the software under a term license and are responsible for the hosting and maintenance of that software on the computer hardware. The customer accesses, on a remote basis, the SaaS software from our data center administered by a third-party firm. Selling, servicing and supporting SaaS customers is substantially different than our traditional perpetual licenses, which can increase our costs and fulfillment risks.

We have recently completed the remediation of a material weakness in our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 that was reported from the first quarter of fiscal 2007 through the third quarter of fiscal 2008. However, situations could arise in the future that could result in the assessment of a future material weakness.

        During the first quarter of fiscal 2007, we identified a material weakness in our internal control over financial reporting relating to the lack of a sufficient number of qualified accounting personnel with the required proficiency to apply our accounting policies in accordance with U.S. GAAP. This material weakness became evident pursuant to our acquisition and integration of Intentia. Through hiring and training efforts we have significantly improved our internal control over financial reporting including an increase in the number of qualified accounting personnel with the required proficiency to apply our accounting policies in accordance with U.S. GAAP. As a result, we have remediated the previously reported material weakness in our internal control over financial reporting as of May 31, 2008.

        Situations could arise in the future including but not limited to (a) a significant acquisition(s), (b) a major system implementation, or (c) significant turnover of key finance and/or accounting personnel which could result in the occurrence of internal control deficiencies that may be determined to be a material weakness. The existence of a material weakness could increase the risk that our Consolidated Financial Statements may not fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented and may lead to delays in our ability to complete our financial reporting on a timely basis.

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

        We also rely on the continued service of our senior management, software developers, services consultants, finance and accounting specialists, and other key employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical, financial and other personnel. The failure to attract, train, retain and effectively manage employees could negatively impact our development and efforts and cause a degradation of our customer service. If we are unable to attract and retain finance and accounting personnel who have experience with the software industry and U. S. accounting requirements, we will have to continue to rely on more costly contractors to fill the roles necessary for us to meet our governance and regulatory requirements.

We are required to delay revenue recognition into future periods for portions of our license fee activity.

        Our entire worldwide business is subject to United States generally accepted accounting principles (U.S. GAAP). Under those rules, we are required to defer revenue recognition for license fees in situations that include the following:

  •
  the customer agreement includes products that are under development or has other undelivered elements;

  •
  the customer agreement includes essential services, including significant modifications, customization or complex interfaces (this is more prevalent with our M3 products);

  •
  the customer agreement includes acceptance criteria;

  •
  the customer agreement includes extended or contingent payment terms or fees;

  •
  a third-party vendor, whose technology is incorporated into our products, delays delivery of its product to the customer;

  •
  the customer agreement includes a fixed-fee service arrangement for which we do not have "vendor specific objective evidence" (VSOE) of fair value; or

  •
  we are not able to establish historical pricing and maintenance renewal rates to meet the VSOE requirements of these accounting rules.

        We expect that we will continue to defer recognition of portions of our license fee activity in each period because of these factors, with deferrals more likely for (a) our M3 products because of product customization (often required due to the nature of the manufacturing and distribution industries) that is frequently included with new sales, (b) sales to governmental entities because those often include fixed-fee arrangements for which we do not have VSOE of fair value, and (c) sales of large license fee contracts because it is more difficult to use standard contract terms. The amount of license fees deferred may be significant and will vary each quarter, depending on the mix of products sold in each market and geography, and the actual contract terms.

We may take additional restructuring actions that result in financial charges in the period taken.

        Since our acquisition of Intentia in April 2006, we have been integrating our two companies and executing on our business plan. We have consolidated Lawson and Intentia facilities and taken other restructuring actions to reduce combined company costs. We have continued to expand our operations in the Philippines, reducing certain higher cost employee positions in the United States and Europe. If we decide to take additional restructuring actions to improve our operational efficiencies, we may be required to incur financial charges in the period when we make such decisions, which could have a material adverse impact on our results of operations for that period.

We may have exposure to additional tax liabilities.

        As a multinational organization, we are subject to income taxes as well as non-income based taxes, in both the U.S. as well as in various foreign jurisdictions. Significant judgment is required in determining our worldwide income tax provision and other tax liabilities. In the ordinary course of a global business, there are many intercompany transactions and calculations where the ultimate tax determination is uncertain. Although we believe that our tax estimates are reasonable, there is no assurance that the final determination of tax audits or tax disputes will not be different from what is reflected in our historical income tax provisions and accruals. We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes, both in the U.S. and various foreign jurisdictions. We are regularly under audit by tax authorities with respect to these non-income taxes and may have additional exposure to additional non-income tax liabilities.

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

        Provisions in our amended and restated certificate of incorporation and bylaws, our stockholder rights plan and Delaware law could make it more difficult for other businesses to acquire us, even if doing so would benefit our stockholders. Our amended and restated certificate of incorporation and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third-party:

  •
  advance notification procedures for matters to be brought before stockholder meetings;

  •
  a limitation on who may call stockholder meetings;

  •
  a prohibition on stockholder action by written consent; and

  •
  the ability of our board of directors to issue shares of preferred stock without a stockholder vote.

        The issuance of stock under our stockholder rights plan could delay, deter or prevent a takeover attempt that stockholders might consider in their best interests. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any "interested stockholder," meaning generally that a stockholder who beneficially owns more than 15% of our stock cannot acquire us for a period of three years from the date this person became an interested stockholder unless various conditions are met, such as approval of the transaction by our board of directors. Any of these restrictions could have the effect of delaying or preventing a change in control.

Control by existing shareholders could significantly influence matters requiring stockholder approval.

        As of May 31, 2008, our executive officers, directors, and affiliated entities, in the aggregate, beneficially owned approximately 15.6% of our outstanding common stock. From time to time, hedge fund investors have accumulated large positions in our stock. Groups of stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations. Sale of a portion of these shares in the public market, or the perception that such sales are likely to occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters and executive offices are in Saint Paul, Minnesota, USA where we lease approximately 308,000 square feet of space. The lease on this facility expires July 31, 2015. We also lease approximately 101,000 square feet of space, primarily for regional sales and support offices, elsewhere in the U.S. Additionally, through our location in Stockholm, Sweden, we lease approximately 808,400 square feet of office space in 28 countries used primarily as sales and services offices. Expiration dates of leases on these offices range from 2008 to 2015. We believe that our current domestic and international facilities are sufficient to meet our needs for at least the next 12 months. In addition, we believe suitable additional or alternative space would be available on commercially reasonable terms to accommodate expansion of our operations if required. We implemented a restructuring plan as a result of the acquisition of Intentia in April 2006 which involved the exit or reduction in space of certain leased facilities. See Note 3, Restructuring, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Item 3.    Legal Proceedings

        On May 20, 2008, a punitive class action lawsuit was filed against us in the United States District Court for the Southern District of New York on behalf of current and former business, systems, and technical consultants. The suit, Cruz, et. al., v. Lawson Software, Inc. et. al., alleges that we failed to pay overtime wages pursuant to the Fair Labor Standards Act and state law, and alleges violations of state record- keeping requirements. The suit also alleges certain violations of ERISA and unjust enrichment. Relief sought includes back wages, corresponding 401(k) plan credits, liquidated damages, penalties, interest and attorneys' fees. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of Lawson security holders during the fourth quarter of our fiscal year ended May 31, 2008.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded on the NASDAQ Global Select Market System (NASDAQ) under the symbol LWSN. The following table lists the high and low closing sale prices by quarter as reported by NASDAQ.

	High	Low
Fiscal 2008
Fourth Quarter	$8.78	$6.94
Third Quarter	$10.65	$7.67
Second Quarter	$11.39	$9.00
First Quarter	$10.74	$8.98
Fiscal 2007
Fourth Quarter	$9.29	$7.56
Third Quarter	$8.62	$6.75
Second Quarter	$8.19	$6.68
First Quarter	$7.11	$5.65

        As of July 3, 2008, the approximate number of registered stockholders of record was 155.

Stock Performance Graph

        The following graph shows a comparison of cumulative total stockholder returns for Lawson's common stock, the NASDAQ Stock Market Index (U.S. companies) and the NASDAQ Computer Index for the period from May 31, 2003 through May 31, 2008. The graph assumes the investment of $100 on May 31, 2003. The date regarding our common stock assumes an investment at the closing price on May 31, 2003 of $5.09 per share of our common stock. All values assume reinvestment of the full amount of all dividends and are calculated through May 31, 2008. The performance shown in the graphs below is based upon historical data and is not necessarily indicative of the future performance of our common stock.

	5/31/03	5/31/04	5/31/05	5/31/06	5/31/07	5/31/08
Lawson Software, Inc.	100.00	140.86	116.31	132.61	180.35	171.32
NASDAQ Composite	100.00	124.49	129.60	136.53	163.20	158.07
NASDAQ Computer Index	100.00	121.74	129.13	124.04	155.65	160.52

Dividends

        We have historically not declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to reinvest future earnings to fund the operation and expansion of our business and to repurchase shares of our common stock under our board-approved share repurchase program.

Net Proceeds from Initial Public Offering

        As of May 31, 2008, we had utilized all of the net proceeds from our initial public offering. During the three months ended May 31, 2008, we used the remaining $17.9 million primarily for the acquisitions we completed during the fourth quarter.

Purchases of Equity Securities

        During the three months ended May 31, 2008, we did not repurchase any shares of our common stock.

        On November 13, 2006, our Board of Directors approved a share repurchase program of up to $100.0 million of common stock. The Board increased this maximum to $200.0 million in April 2007. As of May 31, 2008, the maximum dollar value of shares that may yet be purchased under this program was $39.5 million.

        Subsequent to year end, on July 10, 2008, our Board of Directors increased the maximum authorized for repurchase purposes by an additional $200.0 million, to $400.0 million, increasing the maximum dollar value of shares that may yet be purchased under the program to $239.5 million. The additional share repurchase will be funded using our existing cash balance and future cash flows and will occur through open market purchases, privately negotiated transactions and/or transactions structured through investment banking institutions as permitted by securities laws and other legal requirements. The program allows us to repurchase our common stock at our discretion. Market conditions will influence the timing of any buyback and the number of shares repurchased.

Item 6.    Selected Consolidated Financial Data

        The following tables set forth selected consolidated financial data as of and for our last five fiscal years and should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes to those statements. The selected consolidated financial data has been derived from our audited Consolidated Financial Statements.

	Years Ended May 31,
	2008	2007(1)	2006(1)	2005	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License fees	$132,156	$105,861	$71,076	$57,743	$92,338
Maintenance	336,779	291,657	188,155	170,723	154,938
Consulting	382,991	352,870	131,545	106,718	116,307

Total revenues	851,926	750,388	390,776	335,184	363,583
Total cost of revenues	412,920	399,320	171,542	150,584	152,247

Gross profit	439,006	351,068	219,234	184,600	211,336

Operating expenses:
Research and development	85,374	85,325	60,711	62,158	64,888
Sales and marketing	189,336	160,551	83,193	75,637	93,138
General and administrative	100,259	98,263	54,827	36,443	37,721
Restructuring	(731)	15,483	1,825	5,028	2,210
Amortization of acquired intangibles	13,690	10,089	2,122	1,545	1,274

Total operating expenses	387,928	369,711	202,678	180,811	199,231

Operating (loss) income	51,078	(18,643)	16,556	3,789	12,105
Total other income (expense), net	(6,213)	12,106	11,111	4,328	3,209

Income (loss) before income taxes	44,865	(6,537)	27,667	8,117	15,314
Provision for income taxes	31,158	14,400	11,708	2,855	7,323

Net income (loss)	$13,707	$(20,937)	$15,959	$5,262	$7,991

Net income (loss) per share:
Basic	$0.08	$(0.11)	$0.14	$0.05	$0.08

Diluted	$0.08	$(0.11)	$0.14	$0.05	$0.07

Weighted average common shares outstanding:
Basic	177,283	186,363	110,995	99,068	98,462

Diluted	180,580	186,363	115,350	104,623	107,000

(1)
On April 25, 2006, we completed our acquisition of Intentia. Fiscal 2008 and 2007 include Intentia results for the full year. Fiscal 2006 includes Intentia results for the five-week period from April 25, 2006 to May 31, 2006.

	Years Ended May 31,
	2008	2007(1)	2006(1)	2005	2004
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities and short-term investments	$485,810	$553,836	$306,581	$234,613	$208,982
Working capital	261,072	324,616	168,201	178,410	165,336
Total assets	1,510,596	1,479,107	1,170,652	420,718	423,598
Long-term debt—non-current(2)	244,734	245,228	4,275	—	990
Total stockholders' equity(3)	743,559	755,228	791,659	293,055	282,886

(1)
On April 25, 2006, we completed our acquisition of Intentia in an all-stock transaction valued at $460.9 million. Increases in the balance sheet line items reflect the acquisition.

(2)
On April 23, 2007 we completed the issuance of $240.0 million of 2.50% senior convertible notes (See Note 7, Long-Term Debt and Credit Facilities, in Notes to Consolidated Financial Statements of this Form 10-K for additional information).

(3)
As part of our share repurchase program, we repurchased 11.6 million shares of our common stock for $105.6 million in fiscal 2008 and 6.4 million shares for $54.9 million in fiscal 2007.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our selected consolidated financial data presented above, our Consolidated Financial Statements, the notes to those statements and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Management Overview

        Lawson Software, Inc. provides business application software, consulting and maintenance to customers primarily in the services sector, trade industries and manufacturing/distribution sectors. In the manufacturing sector we serve both process manufacturing and discrete manufacturing. In the service sector we serve both asset-intensive and labor-intensive services. We operate as one business segment focused on broad sectors. We specialize in specific markets including healthcare, public sector in the U.S., food, fashion, wholesale distribution, equipment services and rental, and manufacturing. Our software includes enterprise financial management, human capital management, business intelligence, asset management, enterprise performance management, supply chain management, service management, manufacturing operations, business project management and industry-tailored applications. Our applications help automate and integrate critical business processes, which enables our customers to collaborate with their partners, suppliers and employees. We support our customers' use of our applications through consulting services which primarily help our customers implement their Lawson applications, and through our maintenance program that provides on-going support and product updates for our customers' continued use of our applications.

        Our enterprise software solutions focus on providing competitive advantages and business flexibility to our customers. Lawson's solutions fall within three main product lines and include related maintenance and consulting services. Our product lines are referred to as "Lawson S3 Enterprise Management System," "Lawson M3 Enterprise Management System," and "Lawson Strategic Human Capital Management" with many of the solutions in each product line having broad, cross-industry application. Our S3 solutions consist of business applications designed for services-centric industries. Our M3 solutions consist of applications that are geared for manufacturing, distribution and trade businesses who face resource constraints and whose processes are often complex and industry-specific, and our Strategic Human Capital Management applications provide solutions for customers to strategically manage their workforce.

        Revenues for fiscal 2008 grew in all geographic regions as compared to fiscal 2007. The Americas continue to represent approximately half of our total revenues for the year at 51.8%. The EMEA region accounted for 44.4% of total revenues in the year and the remaining 3.8% was in the Asia Pacific region including Australia and New Zealand. Revenues for fiscal 2008 reflected increases in nearly every product line. Gross margins were higher than last year reflecting the benefit of higher license revenues and improved consulting margins. Reduced operating expenses, as a percent of revenues, continue to contribute to our improved profitability. Increased sales and marketing expenses reflect our continued investment in new and existing customers and our commitment to growth.

        During fiscal 2008, we recorded an impairment charge of approximately $18.4 million related to our investments in auction rate securities associated with the uncertainty in the credit markets and these investments' exposure to the financial condition of bond insurance companies. On July 7, 2008, we sold these securities for $45.2 million, the carrying value as of May 31, 2008.

        The U.S. dollar continued to weaken relative to other major international currencies in fiscal 2008, when compared with rates in fiscal 2007, contributing approximately $40.7 million of the $101.5 million year-over-year revenue growth, or 5.8% of the 13.5% total revenue growth. The currency fluctuations also had the effect of increasing costs of revenues and expenses, as reported in U.S. dollars, by approximately $45.0 million in fiscal 2008.

Acquisitions

        We account for our acquisitions under the purchase method of accounting. Accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisitions and the results of operations have been included in our Consolidated Statements of Operations since the acquisition dates. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill recorded as a result of these acquisitions is subject to an annual impairment test and is not amortized. These acquisitions are intended to enhance our focus on targeted vertical markets and to provide additional value-added products and services to our customers. See Note 4, Business Combinations, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

        On April 25, 2006, we completed the acquisition of Intentia. We believe that the combination provides opportunities to leverage sales channels and sell expanded product lines across the combined business' customer base. The acquisition was accomplished through Lawson's offer to exchange Intentia's shares and warrants for newly issued shares of Lawson common stock. The total purchase price was $460.9 million, which consisted of $443.9 million for the fair value of our common stock issued in exchange for shares and warrants in Intentia, $7.2 million for the cash purchase of the remaining common stock of Intentia, and $9.8 million in cash for transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $419.3 million of goodwill, $128.5 million of identifiable intangible assets and $80.2 million of deferred revenue. These amounts and the net liabilities assumed of $45.4 million as well as cash acquired of $38.7 million equal the total purchase price of $460.9 million. We also completed a reorganization in connection with the combination.

        On July 20, 2006, we acquired all of the outstanding equity of Competency Assessment Solutions (CAS) for $2.3 million in cash. The acquisition was completed to augment our human capital management solutions.

        On December 14, 2006, we entered into a purchase agreement with Sigma Enterprise Applications AB (Sigma) whereby we acquired Sigma's business pertaining to the maintenance and servicing of Lawson S3 products for approximately $1.0 million in cash, $0.3 million of assumed liabilities and an additional contingent payment of $0.6 million. The acquisition was completed to augment sales of our S3 products in the Nordic region.

        On March 3, 2008, we acquired all the outstanding stock of Visual Advance Systems Technology (VasTech), a provider of workforce management software and services based in Annapolis, Maryland for $13.1 million. With this acquisition, we are now offering our customers, primarily in the healthcare and hospitality industries, an advanced workforce management staffing and scheduling solution to complement our Lawson Human Capital Management offerings.

        On March 17, 2008, we acquired the Product Lifecycle Management (PLM) software division of San Francisco-based Freeborders® for $4.1 million. The addition of PLM capabilities to our portfolio of enterprise software offerings will help our customers in the fashion industry establish processes that will enable them to cut the lead time from product concept to production to actual delivery to the retail store shelf.

Outlook

        Lawson's focus for fiscal 2009 is to deliver revenue and earnings growth over fiscal 2008 levels. We expect to achieve overall revenue growth through continued increases in the productivity of our sales force combined with an anticipated increase in the number of quota-carrying sales representatives by the end of the year. Within this overall revenue growth rate, we anticipate slowing the growth of our consulting services revenues to low single digits. The reduction in the rate of services growth reflects management's plan to increase the amount of Lawson implementation and consulting engagements performed by Lawson partners and our team in Manila. We have largely completed the initial investment in our Manila facility. In fiscal 2009, we will continue to make capital and expense investments in our IT and financial system infrastructure. These infrastructure investments will lead to marginally higher general and administrative expenses in fiscal 2009. Overall, however, we expect to improve our gross and operating margins and improve our earnings per share in fiscal 2009.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our audited Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods presented, as well as our disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts and sales returns, fair value of investments, fair value of stock-based compensation, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations and contingencies and litigation. We base our estimates and assumptions on our historical experience and on various other information available to us at the time that these estimates and assumptions are made. We believe that these estimates and assumptions are reasonable under the circumstances and form the basis for our making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results and outcomes could differ from our estimates.

        Our significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements of this Form 10-K. We believe that the following discussion addresses our critical accounting policies and reflect those areas that require more significant judgments, and use of estimates and assumptions in the preparation of our Consolidated Financial Statements.

        Revenue Recognition.    Revenue recognition rules for software businesses are very complex. We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded. However, certain judgments affect the application of our revenue recognition policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from year to year.

        The significant judgments for revenue recognition typically involve whether collectability can be considered probable and whether fees are fixed or determinable. In addition, our transactions often consist of multiple element arrangements, which typically include license fees, maintenance and support fees and consulting service fees. These multiple element arrangements must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized upon shipment, if any, and the period and conditions under which deferred revenue should be recognized.

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

        From time to time, we enter into software arrangements that include software license, maintenance, and consulting services which are considered essential to the functionality of the software. In these instances, we recognize revenue for the three revenue streams under two units of accounting, which are the (i) software license bundled together with consulting services and (ii) maintenance. For purposes of displaying revenues, we present applicable license fees, maintenance and consulting revenues in our Condensed Consolidated Statements of Operations using VSOE (or, if unavailable, other objective evidence) of fair value for the undelivered elements and assigning the remainder of the arrangement fee to the license.

        The amounts of revenue and related expenses reported in our Consolidated Financial Statements may vary, due to the amount of judgment required to address significant assumptions, risks and uncertainties in applying the application of the percentage-of-completion methodology. Our specific revenue recognition policies are as follows:

  •
  Software License Fees—License fee revenues from end-users are recognized when the software product has been shipped, provided a non-cancelable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. Provided the above criteria are met, license fee revenues from resellers are recognized when there is a sell-through by a reseller to an end-user. A sell-through is determined when we receive an order form from a reseller for a specific end-user sale. We do not generally offer rights of return, acceptance clauses or price protection to our customers. In situations where software license contracts include rights of return or acceptance clauses, revenue is deferred until the clause expires. Typically, our software license fees are due within a 12-month period from the date of shipment. If the fee due from the customer is not fixed or determinable, or includes payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In software arrangements that include rights to multiple delivered elements such as software products or specified upgrades and undelivered elements such as support or services, we allocate the total arrangement fee according to the fair value of each element using VSOE. VSOE of fair value is determined using the price charged when that element is sold separately. In software arrangements in which we have fair value of all undelivered elements but not of a delivered element, we use the residual method to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element and is recognized as revenue. In software arrangements in which we do not have VSOE of fair value of all undelivered elements, revenue is deferred until fair value is determined or all elements for which we do not have VSOE of fair value, have been delivered.

  •
  Maintenance and Support—Revenues from customer maintenance and support contracts are deferred and recognized ratably over the term of the agreements. Revenues for maintenance and support that are bundled with license fees are deferred based on the VSOE of fair value of the bundled maintenance and support and recognized over the term of the agreement. VSOE of fair value is based on the renewal rate for continued maintenance and support arrangements.

  •
  Consulting Services—Revenues from consulting services (including training and implementation services) are recognized as services are provided to customers. Revenues for consulting services that are bundled with license fees are deferred based on the VSOE of fair value of the bundled services and recognized when the services are performed. VSOE of fair value is based on the price charged when training and consulting services are sold separately.

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, the need for specific customer reserves and the aging of our receivables. This provision is included in operating expenses as a general and administrative expense. A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, then a change in the allowance would be necessary in the period such determination is made which would affect future results of operations.

        Sales Returns and Allowances.    We do not generally provide a contractual right of return. However, in the course of arriving at practical business solutions to various warranty and other claims, we have allowed sales returns and allowances. We record a provision against revenue for estimated sales returns and allowances on licenses and consulting in the same period the related revenues are recorded or when current information indicates additional amounts are required. These estimates are based on historical experience determined by analysis of return activities, specifically identified customers and other known factors. If the historical data we utilize does not reflect expected future performance, a change in the allowances would be recorded in the period such determination is made affecting future results of operations.

        Valuation of Long-Lived and Intangible Assets and Goodwill.    The majority of our intangible assets and goodwill resulted from our April 2006 acquisition of Intentia. We review identifiable intangible and other long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate in which we operate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the long-lived or intangible asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. If the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the asset is considered impaired, and the impairment is measured by reducing the carrying value of the asset to its fair value using the discounted cash flows method. The discount rate utilized is based on management's best estimate of the related risks and return at the time the impairment assessment is made.

        On an annual basis or if events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable, we review our recorded goodwill for impairment in accordance with SFAS 142. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We operate as one reporting unit and therefore compare the carrying amount of our goodwill to our market value. Market value is determined utilizing our market capitalization plus a control premium. If our market value exceeds our carrying amount, goodwill is considered not impaired, thus the second step of the impairment test is not necessary. If our carrying amount exceeds our market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is the new accounting basis. A subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed and the loss has been recognized.

        Income Taxes.    Our provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment with significant operations in various locations outside of the United States. Accordingly, our consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable rates.

        Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Our judgments, assumptions, and estimates relative to the provision for income tax take into account forecasted earnings, current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Although we believe that our estimates are reasonable, the final tax outcome could be different from that which is reflected in our historical income tax provision and accruals. Such differences could have a material effect on the amounts recorded in our Consolidated Financial Statements.

        In conjunction with preparing our global tax provision, we must assess temporary differences resulting from the different treatment of specific items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. As part of this process, we must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment establish a valuation allowance, if required. The determination of our valuation allowance is based upon a number of assumptions, judgments, and estimates, including historical operating results, forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, except as discussed below for pre-acquisition deferred tax assets that had a pre-acquisition valuation allowance, we reflect the change with a corresponding increase or decrease to our tax provision in our Consolidated Statements of Operations.

        Under the provisions of SFAS No. 109, Accounting for Income Taxes, and related interpretations, future period reductions to the valuation allowance related to Intentia's deferred tax assets that existed as of the date of the acquisition of Intentia are first credited against goodwill, then to the other identifiable assets existing at the date of acquisition, and then, once these assets have been reduced to zero, credited to our income tax provision. A provision benefit will not be realized for amounts credited against goodwill and other identifiable assets.

        Contingencies.    We may, from time to time, have unresolved regulatory, legal, tax or other matters (see Note 13, Commitments and Contingencies). We provide for contingent liabilities in accordance with SFAS 5, Accounting for Contingencies (as amended) (SFAS 5). Pursuant to the provisions of SFAS 5, a loss contingency is charged to income when it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs incurred to resolve regulatory, legal, tax, or other matters in the period incurred.

        Periodically, we review the status of each significant matter to assess our potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated as defined by SFAS 5, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available to us at that time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the accompanying Consolidated Financial Statements. As additional information becomes available, we reassess the potential liability related to any pending claims and litigation and may revise our estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

        Litigation reserves.    The establishment of litigation reserves requires significant judgments concerning the ultimate outcome of pending litigation against us and our subsidiaries. Reserves established in the normal course of business are based on the application of SFAS 5, which requires us to record a reserve if we believe an adverse outcome is probable and we are able to make a reasonable estimation of the probable loss. Reserves established in purchase accounting are based on fair value under SFAS No. 141, Business Combinations (SFAS 141) so long as fair value can be determined within the purchase price allocation period, otherwise these are determined under SFAS 5. All such reserves exclude legal costs which are treated as period expenses when incurred.

        Litigation by its nature is uncertain and the determination of whether any particular case involves a probable loss and quantifying the amount of loss for purposes of establishing or adjusting applicable reserves requires us to exercise considerable judgment, which is applied as of a certain date. The required reserves may change in the future due to new matters, developments in existing matters or if we determine to change our strategy with respect to the resolution of any particular matter. See Note 4, Business Combinations, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

        Stock-Based Compensation.    Effective June 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) which replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under SFAS 123(R), stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after June 1, 2006 and unvested awards outstanding at June 1, 2006. Compensation costs for unvested stock options and non-vested awards that were outstanding at June 1, 2006, are being recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under SFAS 123 for pro forma disclosures, using a straight-line method. We elected the modified-prospective method in adopting SFAS 123(R), under which prior periods are not retroactively restated.

        SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model which requires the input of significant assumptions including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, the number of options that will ultimately be forfeited before completing vesting requirements and the risk-free interest rate. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized. The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. See Note 5, Stock-Based Compensation, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

        Marketable Securities and Other Investments.    As of May 31, 2008, we held a total of $5.5 million in marketable securities and $45.2 million in investments in auction rate securities. We account for marketable securities and other investments in accordance with provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). SFAS 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. As of May 31, 2008, all marketable securities we held were classified as available-for-sale and our entire auction rate securities portfolio was classified as short-term investments. Available-for-sale securities are carried at fair value as determined by market prices/quotes, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Our investments in auction rate securities are carried at estimated fair value with any related impairment being classified as either temporary and reported as a separate component of stockholders' equity or as other-than-temporary and recognized in our Consolidated Statements of Operations. The cost basis of securities sold is determined using the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

        In the absence of a liquid market or negotiated sales transaction, we estimate the fair value of our investments in auction rate securities based on information available to us including various valuation models which include numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, discount rates, credit ratings, workout periods, and overall capital market liquidity. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters could result in significantly different estimates of fair value.

        We review impairments in accordance with Emerging Issues Task Force (EITF) 03-1 and FSP SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments to determine the classification of the impairment as temporary or other-than-temporary. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders' equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is viewed as temporary. Unrealized losses are recognized in net income when a decline in fair value is determined to be other-than-temporary. We review our investments on an ongoing basis for indications of possible impairment and proper classification of any impairment once identified. Determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors that we consider in classifying the impairment include the extent and time the fair value of each investment has been below cost, the expected holding or recovery period for each investment, and our intent and ability to hold each investment until recovery.

Results of Operations

        The following table sets forth certain line items in our Consolidated Statements of Operations as a percentage of total revenues and the period-over-period percent increase (decrease) for the periods indicated:

	Years Ended May 31,			Percent of Dollar Change Period-over-Period
	2008	2007	2006	2008	2007
Revenues:
License fees	15.5%	14.1%	18.2%	24.8%	48.9%
Maintenance	39.5	38.9	48.1	15.5	55.0
Consulting	45.0	47.0	33.7	8.5	168.3

Total revenues	100.0	100.0	100.0	13.5	92.0

Cost of revenues:
Cost of license fees	3.4	3.5	3.4	8.5	98.8
Cost of maintenance	7.7	7.9	7.8	11.5	94.7
Cost of consulting	37.4	41.8	32.7	1.5	145.4

Total cost of revenues	48.5	53.2	43.9	3.4	132.8

Gross profit	51.5	46.8	56.1	25.0	60.1

Operating expenses:
Research and development	10.0	11.4	15.5	0.1	40.5
Sales and marketing	22.2	21.4	21.3	17.9	93.0
General and administrative	11.7	13.1	14.1	2.0	79.2
Restructuring	—	2.1	0.5	*NM	748.4
Amortization of acquired intangibles	1.6	1.3	0.5	35.7	375.4

Total operating expenses	45.5	49.3	51.9	4.9	82.4

Operating income (loss)	6.0	(2.5)	4.2	*NM	*NM
Total other income (expense), net	(0.7)	1.6	2.9	*NM	9.0

Income (loss) before income taxes	5.3	(0.9)	7.1	*NM	*NM
Provision for income taxes	3.7	1.9	3.0	116.4	23.0

Net income (loss)	1.6%	(2.8)%	4.1%	*NM	*NM

*NM    Percentage not meaningful

        In our discussion of changes in results of operations from fiscal 2007 and 2006, we have provided information regarding the results of Intentia (or M3 solutions), which we acquired in April of 2006, as a component of the consolidated results and also discuss results of legacy Lawson (or S3 solutions) separately where applicable. During these periods the businesses were in the process of integrating. We have provided these separate metrics in the areas where we could reasonably calculate an impact. All references to the effect of the distinction between legacy Lawson and Intentia are therefore approximate. Although we operate as one business segment, due to the size of the Intentia acquisition on Lawson's historical operations, we believe this distinction, while not exact, provides relevant insight into the changes in results of operations for fiscal 2007 compared to 2006. Separate identification between legacy Lawson and Intentia data has become increasingly difficult as our integration efforts have continued through fiscal 2008 and is therefore generally not included in our discussion of changes in results of operations from fiscal 2008 to 2007.

        The discussion that follows relating to our results of operations for the comparable fiscal years ended May 31, 2008, 2007 and 2006, should be read in conjunction with the accompanying audited Consolidated Financials Statements and Notes and with the information presented in the above table.

  Revenues

	Years Ended May 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Dollars	Percent	Dollars	Percent
	(in thousands)
Revenues:
License fees	$132,156	$105,861	$71,076	$26,295	24.8%	$34,785	48.9%
Maintenance	336,779	291,657	188,155	45,122	15.5	103,502	55.0
Consulting	382,991	352,870	131,545	30,121	8.5	221,325	168.3

Total revenues	$851,926	$750,388	$390,776	$101,538	13.5%	$359,612	92.0%

        Total Revenues.    We generate revenues from licensing software, providing maintenance on licensed products and providing consulting services. We generally utilize written contracts as the means to establish the terms and conditions by which our products, maintenance and consulting services are sold to our customers. As our maintenance and consulting services are primarily attributable to our licensed products, growth in our maintenance and consulting services is generally tied to the level of our license contracting activity.

        Fiscal 2008 total revenues increased 13.5% to $851.9 million as compared to $750.4 million in fiscal 2007. Year-to-date increases were experienced in all our revenue streams, with maintenance representing the largest dollar increase at $45.1 million and license fees representing the largest percentage increase at 24.8%.

        The growth in total revenues in fiscal 2007 over fiscal 2006 was primarily attributable to the addition of the Intentia business. A total of $308.8 million, or 79.0%, of this increase was attributable to the Intentia revenue streams and the remaining $50.8 million, or 13.0%, was attributable to growth in the legacy Lawson revenue streams.

        License Fees.    Our license fees primarily consist of fees resulting from products licensed to customers on a perpetual basis. Product license fees result from a customer's licensing of a given software product for the first time or with a customer's licensing of additional users for previously licensed products.

        License fee revenues for fiscal 2008 increased $26.3 million, or 24.8%, compared to fiscal 2007. The growth in license fee revenues was primarily driven by a net increase of $27.1 million in new software licenses and an increase in the recognition of deferred license revenues of $25.1 million. The increase in deferred license revenue recognized included the effect of a purchase accounting adjustment made in connection with our acquisition of Intentia. This adjustment reduced Intentia's deferred revenue balance and reduced the amount of deferred revenue recognized in fiscal 2007. These increases in license revenues were partially offset by a $24.5 million increase in revenues currently deferred which was primarily due to a decrease in our average conversion rate of approximately five percentage points. The decrease in our average conversion rate was primarily related to the deferral of certain significant contracts entered into during the second half of fiscal 2008. The total number of licensing transactions decreased by 95 to 1,545 in fiscal 2008 as compared to 1,640 last year primarily due to a reduction in the number of Lawson System Foundation (LSF) transactions in the current year. The number of licensing transactions with new customers increased slightly to 129 in fiscal 2008 compared to 125 in fiscal 2007. Our total licensing transactions greater than $1.0 million also remained flat at 14. However, our average selling price related to licensing transactions increased 29.5% over last year. Excluding the impact of certain significant contracts entered into in fiscal 2008, our average deal size increased 20.3%.

        License fees increased $34.8 million, or 48.9%, in fiscal 2007 over fiscal 2006 of which $36.8 million, or 51.8%, related to Intentia's revenues. Intentia's increase related to fiscal 2007 having included an entire year of license revenues as compared to fiscal 2006 which included only five weeks. Excluding Intentia's license revenues, license fees for legacy Lawson slightly decreased by $2.0 million, or 2.8%, in fiscal 2007 as compared to total 2006 license revenues. In fiscal 2007, deals greater than $1 million decreased to seven from ten in fiscal 2006, which led to lower contracted license amounts, which in turn led to lower license fee revenues. An increase in the amount of revenue that was deferred, including the full deferral of certain contracts, also attributed to the lower license fee revenues for S3 products. The number of licensing transactions with new customers decreased to 60 in fiscal 2007 down from 67 in fiscal 2006. Despite the slight decrease in license fee revenues, from a product perspective, our LSF product line experienced growth of approximately $13.5 million.

        License fee revenues as a percentage of total revenues for fiscal 2008, 2007 and 2006 was 15.5%, 14.1% and 18.2%, respectively.

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

        Maintenance revenues for fiscal 2008 increased $45.1 million, or 15.5%, compared to fiscal 2007. This increase was primarily driven by the migration of our customers, primarily in our EMEA region, to Lawson Total Care agreements. Lawson Total Care is our comprehensive customer care program which includes among other things software upgrades, updates, corrections, as well as various levels of support. Fiscal 2008 also benefited as compared to last year as a result of the $8.1 million fair value purchase accounting adjustment reflected in fiscal 2007 maintenance revenues, which was partially offset by a similar $1.4 million fair value adjustment in fiscal 2008, both adjustments reduced maintenance revenues in the respective periods. In addition, price increases and maintenance agreements associated with new customers also contributed to the increase in maintenance revenues. Fiscal 2008 renewal rates were stable through the year.

        Maintenance revenues increased by $103.5 million, or 55.0%, for fiscal 2007 due mostly to maintenance revenues of $81.3 million, or 43.2%, added with the purchase of Intentia that was not included within our maintenance revenues in fiscal 2006. Maintenance revenues for the M3 product line from Intentia continued to be adversely impacted by the fair value purchase accounting adjustments as a result of the acquisition. This fair value purchase accounting adjustment had the expected effect of lowering the maintenance revenues from M3 maintenance services by $8.1 million for fiscal 2007. The remaining $22.2 million of the total increase was due to our legacy Lawson maintenance revenue increases. The higher maintenance revenues were influenced by an increase in renewal rates from 94.2% in 2006 to 95.5% in 2007. Price increases and maintenance agreements associated with new customers also contributed to the higher maintenance revenues.

        Maintenance revenues as a percentage of total revenues for fiscal 2008, 2007 and 2006 was 39.5%, 38.9% and 48.1%, respectively.

        Consulting.    Our consulting revenues consist of services related to software installations, software implementations, customized development and training services for customers who have licensed our products. Consulting revenues also include revenues associated with our hardware business.

        Consulting revenues for fiscal 2008 increased $30.1 million, or 8.5%, compared to fiscal 2007. This was primarily attributable to an $15.8 million increase resulting from higher billable hours in the Americas and a global billing rate increase, a $6.9 million increase in third-party revenues, a

$3.9 million increase resulting from a reduction in free service hours provided to customers, and $3.1 million related to the fiscal 2007 fair value purchase accounting adjustment associated with the Intentia acquisition.

        Consulting revenues for fiscal 2007 almost tripled with an increase of $221.3 million, or 168.3%, from fiscal 2006. Intentia has historically experienced higher consulting revenues when compared to Lawson's traditional consulting revenues. In fiscal 2007, the consulting revenues derived from M3 was $190.6 million, or 54.0%, of total consulting revenues and 144.9% of the total increase over 2006. The fair value purchase accounting adjustment associated with the Intentia acquisition had the effect of lowering the expected consulting revenue by $3.3 million for fiscal 2007. In fiscal 2007, excluding the impact of M3 consulting, the remaining $30.7 million increase pertained to consulting revenues from legacy Lawson. A three percent improvement in utilization of resources resulted in increased consulting revenues. Revenues provided by third-parties as a result of service opportunities exceeding the current capacity of Lawson consultants, also contributed to the increase in consulting revenues.

        Consulting revenues as a percentage of total revenues for fiscal 2008, 2007 and 2006 was 45.0%, 47.0% and 33.7%, respectively.

Cost of Revenues

	Years Ended May 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Dollars	Percent	Dollars	Percent
	(in thousands)
Cost of revenues:
Cost of license fees	$28,782	$26,530	$13,344	$2,252	8.5%	$13,186	98.8%
Cost of maintenance	65,885	59,108	30,365	6,777	11.5	28,743	94.7
Cost of consulting	318,253	313,682	127,833	4,571	1.5	185,849	145.4

Total cost of revenues	$412,920	$399,320	$171,542	$13,600	3.4%	$227,778	132.8%

Gross profit:
License fees	$103,374	$79,331	$57,732	$24,043	30.3%	$21,599	37.4%
Maintenance	270,894	232,549	157,790	38,345	16.5	74,759	47.4
Consulting	64,738	39,188	3,712	25,550	65.2	35,476	955.7

Total gross profit	$439,006	$351,068	$219,234	$87,938	25.0%	$131,834	60.1%

Gross margin %:
License fees	78.2%	74.9%	81.2%
Maintenance	80.4%	79.7%	83.9%
Consulting	16.9%	11.1%	2.8%
Total gross margin %	51.5%	46.8%	56.1%

        Cost of License Fees.    Cost of license fees includes royalties to third parties, amortization of acquired software and software delivery expenses. Our software solutions may include embedded components of third-party vendors for which a fee is paid to the vendor upon the sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions, which also results in a fee. The cost of license fees is higher, as a percentage of revenues, when we resell products of third-party vendors. As a result, license fee gross margins will vary depending on the proportion of third-party product sales in our revenue mix.

        For fiscal 2008, cost of license fees increased $2.3 million, or 8.5%, compared to fiscal 2007. This increase was primarily related to a $1.7 million increase in amortization of intellectual property, a $0.6 million increase in personnel costs related to the enhancement of our product delivery team which facilitates global license distribution, and a $0.7 million increase in allocations and other costs incurred to support the higher license revenues. Partially offsetting these increases was a net $0.7 million decrease in third-party costs related to the decline in LSF upgrade transactions discussed previously. Fiscal 2008 license fee gross margin increased to 78.2% up from 74.9% last year primarily due to higher license volume, improved margins on third-party products and fewer lower margin LSF upgrade transactions in our fiscal 2008 revenue mix.

        Cost of license fees increased $13.2 million, or 98.8%, in fiscal 2007 as compared to fiscal 2006. The increase in cost of license resulted primarily from the addition of $11.8 million, or 88.4%, of expenses from Intentia which included $8.5 million of amortization of intangible assets associated with the acquisition. The additional increase of $1.4 million related to legacy Lawson and was primarily the result of higher third-party costs of $3.3 million due to high LSF upgrade sales, which was partially offset by lower amortization costs of $0.9 million

        Cost of Maintenance.    Cost of maintenance includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, the overhead costs of providing support services to customers, as well as intangible asset amortization on support contracts.

        Cost of maintenance for fiscal 2008 increased $6.8 million, or 11.5% compared to last year. The increase was primarily attributable to a $5.2 million increase in employee-related costs to support a higher headcount related to improved responsiveness and resolution of customer inquiries and a $1.2 million increase in third-party costs. Maintenance gross margin for fiscal 2008 was 80.4%, up slightly from 79.7% in fiscal 2007, as revenue growth outpaced increased costs to deliver applicable service to our customers.

        Cost of maintenance increased $28.7 million, or 94.7%, for fiscal 2007 from fiscal 2006 and primarily resulted from the addition of $25.2 million, or 83.0%, of expenses from Intentia. The remaining $3.5 million, or 11.5%, for legacy Lawson was primarily the result of an increase of $2.1 million relating to higher employee expenses as a result of a higher headcount and salary increases. Maintenance margin decreased to 79.7% in fiscal 2007 from 83.9% in fiscal 2006 due to the addition of the results of Intentia which had historically produced lower margins than legacy Lawson. Legacy Lawson maintenance margins were consistent between fiscal 2006 and fiscal 2007.

        Cost of Consulting.    Cost of consulting includes salaries; employee benefits; third-party consulting costs; related travel; and the overhead costs of providing implementation, installation, training and education services to customers. Cost of consulting also includes costs associated with our hardware business.

        Cost of consulting increased $4.6 million, or 1.5%, in fiscal 2008 compared to fiscal 2007. This increase resulted primarily from a $14.4 million increase in employee-related costs to support the increase in headcount related to higher business demand, a $3.9 million increase in third-party costs associated with the higher third-party revenues, and a $2.7 million increase in infrastructure costs related to our global support centers. These increases were partially offset by a $8.5 million decrease in incentive compensation resulting from lower performance compared to utilization and margin targets and certain reductions based on management's discretion, a $5.2 million decrease in amortization expense related to order backlog recorded as part of the Intentia acquisition and fully amortized in fiscal 2007, a $2.6 million decrease in settlements of customer claims paid in fiscal 2007 with no similar amount in the current year, as well as a $0.3 million decrease in stock-based compensation expense. Gross margin on consulting revenues for fiscal 2008 improved to 16.9% as compared to 11.1% for last year as our consulting revenues increased without a corresponding increase in our cost of consulting.

        The cost of consulting increased $185.8 million, or 145.4%, over fiscal 2006. The increase in cost of consulting resulted from the addition of $169.5 million, or 132.6%, of expenses from Intentia, which included $5.1 million of amortization of intangible assets acquired in the acquisition. Excluding the addition of Intentia, cost of consulting increased $16.3 million, or 12.8%, associated with the $30.7 million increase in S3 consulting revenues previously discussed. The S3 expense increase was due to increased employee costs of $9.3 million. The increased employee costs related to higher headcount resulted in a $6.4 million increase and higher sales incentives of $3.5 million. In addition, third-party consulting costs were up $3.2 million due to a lack of resources as a result of an increase in LSF implementations and an already high utilization rate. Consulting margins benefited from the addition of Intentia, as Intentia's margins were historically higher than those generated by legacy Lawson.

Operating Expenses

	Years Ended May 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	Dollars	Percent	Dollars	Percent
	(in thousands)
Operating Expenses:
Research and development	$85,374	$85,325	$60,711	$49	0.1%	$24,614	40.5%
Sales and marketing	189,336	160,551	83,193	28,785	17.9	$77,358	93.0
General and administrative	100,259	98,263	54,827	1,996	2.0	$43,436	79.2
Restructuring	(731)	15,483	1,825	(16,214)	*NM	$13,658	748.4
Amortization of acquired
intangibles	13,690	10,089	2,122	3,601	35.7	$7,967	375.4

Total operating expenses	$387,928	$369,711	$202,678	$18,217	4.9%	$167,033	82.4%

*
NM Percentage not meaningful

        Research and Development.    Research and development expenses consist primarily of salaries, employee benefits, related overhead costs, and consulting fees associated with product development, enhancements and upgrades provided to existing customers under maintenance plans and to new customers, testing, quality assurance and documentation.

        For fiscal 2008, research and development was relatively flat at $85.4 million compared to $85.3 million in fiscal 2007, an increase of less than 1.0%. Our strategic shift in outsourcing activities to lower-cost regions through our global support center resulted in an increase in our research and development efforts as a result of adding headcount, without increasing our total costs.

        Research and development expenses for fiscal 2007 increased $24.6 million, or 40.5%, from fiscal 2006. Excluding the addition of $32.5 million from the acquisition of Intentia, research and development expenses decreased $7.9 million, or 13.0%, of which $5.8 million is due to lower human resource expenses resulting from transitioning employees to off-shore facilities and a headcount reduction and lower bonus expense.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel and overhead costs related to our sales and marketing personnel, as well as trade show activities, advertising costs and other costs associated with our Company's marketing activities.

        Sales and marketing expenses for fiscal 2008 increased $28.8 million, or 17.9%, compared to fiscal 2007. This increase was primarily due to an increase of $26.3 million in employee-related costs incurred due to an increase in headcount to support our higher level of sales in fiscal 2008 and our expanded efforts related to our target markets, a $1.3 million increase in infrastructure costs as well as additional costs incurred to support our growing sales and marketing operations.

        Sales and marketing expenses for fiscal 2007 increased $77.4 million, or 93.0%, from fiscal 2006 primarily due to the addition of expenses associated with the acquisition of Intentia. Our sales and marketing expenses increased as we increased our sales personnel to address the market opportunity for both S3 and M3 products. Excluding the addition of $62.7 million, or 75.4%, of sales and marketing expenses from the acquisition of Intentia, sales and marketing expenses increased $14.7 million, or 17.6%, due to increases in employee expenses. Of the increase in employee expenses, $8.0 million related to headcount growth, $2.9 million related to increased sales incentives, $2.0 million related to increased benefits and $1.5 million related to increased stock compensation expense.

        General and Administrative.    General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees and bad debt expense.

        Fiscal 2008 general and administrative expenses increased $2.0 million, or 2.0%, compared to fiscal 2007. This increase was primarily the result of a $7.2 million increase in employee-related costs, higher infrastructure costs of $4.7 million primarily related to our international operations and our global shared service centers and a $1.0 million increase in legal fees. These increases were partially offset by a $3.9 million reduction in our pre-merger litigation reserve recorded in the third quarter of fiscal 2008 (See Note 13, Commitments and Contingencies, in Notes to Consolidated Financial Statements of this Form 10-K for additional information), a $5.1 million decrease in contractor fees, and a $2.2 million decrease in accounting fees.

        General and administrative expenses for fiscal 2007 increased $43.4 million, or 79.2% over fiscal 2006 of which $36.0 million or 65.7% was due to the addition of Intentia. The remaining increase of $7.4 million or 13.5% pertains to legacy Lawson and was the result of $2.6 million higher salaries as a result of additional headcount and merit increases. Higher professional service and consulting fees of $2.6 million and increased bad debt expense of $2.4 million also contributed to higher general and administrative expenses.

        Restructuring.    During fiscal 2008, we recorded a $0.7 million credit related to restructuring charges compared with $15.5 million and $1.8 million in restructuring charges for fiscal 2007 and 2006, respectively. The fiscal 2008 credit relates to adjustments to the original estimates established in the restructuring accruals discussed below.

        Fiscal 2007 Restructuring.    On February 28, 2007, we completed a roadmap for optimizing our productivity by enhancing global sourcing capabilities and resources. This roadmap calls for the rebalancing of our resources between various locations primarily in the U.S., Europe and our global support center in the Philippines. Management envisions the reduction of approximately 250 employees primarily in the Company's U.S. and European operations over the course of fiscal 2008 and the first quarter of fiscal 2009. This reduction will include employees working in all areas of the Company, predominantly in consulting and research and development. In conjunction with this roadmap and in accordance with SFAS No. 112, Employers' Accounting for Postemployment Benefits (SFAS 112), we recorded a charge of $11.9 million. As of May 31, 2007, we had a reserve of $10.5 million for severance and related benefits. For fiscal 2008, $5.4 million of severance and related benefits were paid and $0.2 million of adjustments were made to the reserve. The ending reserve balance at May 31, 2008 was $4.7 million and we expect actions relating to severance will be completed in the first quarter of fiscal 2009 with related cash payments continuing through November 2008.

        On April 26, 2006, in conjunction with the business combination with Intentia, we approved a plan designed to eliminate employee redundancies in both Intentia and legacy Lawson.

        Fiscal 2006 Legacy Lawson.    The plan for legacy Lawson included the reduction of approximately 60 employees in the U.S. and U.K. and the exit or reduction in space for leases in certain facilities. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and consulting. As of May 31, 2007, we had a reserve of $2.6 million for both severance and associated benefits and for the exit or reduction of leased facilities. For fiscal 2008, cash payments of $0.5 million were made for the exit of leased facilities. In addition, adjustments of $0.1 million were made to the reserve related to the exit of leased facilities. The ending reserve balance at May 31, 2008 was $2.0 million for the exit or reduction of leased facilities. Actions relating to severance were completed in the first quarter of fiscal 2008. We expect cash payments for the exit of leased facilities to continue through July 2011.

        Fiscal 2006 Intentia.    The plan for Intentia included the reduction of approximately 125 employees in the EMEA and APAC regions and the exit or reduction in space for leases in certain facilities. The reduction of employees included employees who worked in all functional areas of the Company. As of May 31, 2007, we had a reserve of $11.3 million for both severance and associated benefits and for the exit or reduction of leased facilities. Cash payments of $0.9 million and $2.0 million were made for severance and associated benefits and for the exit of leased facilities in fiscal 2008, respectively. There were adjustments made for the lease exit costs of $4.4 million in fiscal 2008 primarily related to a change in the original lease restructuring plan. EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3), requires that a reduction to a restructuring liability established in connection with a business purchase combination should reduce the amount originally recorded to goodwill. The ending balance as of May 31, 2008 was $4.9 million related to the reserve for the exit or reduction of leased facilities. Actions relating to severance were completed in the third quarter of fiscal 2008. We expect cash payments for the exit of leased facilities to continue through June 2012.

        We continue to expect to see cost savings in future periods as a result of the restructuring plans with a reduction in cost of revenues and operating expenses resulting from lower facility lease expense and reduced headcount. See Note 3, Restructuring, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles for fiscal 2008 increased $3.6 million, or 35.7%, compared to fiscal 2007. This increase is related to the on-going amortization of intangibles acquired in the Intentia merger primarily due to certain intangibles being amortized based on estimated cash flows as compared to a straight-line basis, resulting in higher amortization expense in the current fiscal year. Similarly, the $8.0 million increase in fiscal 2007 amortization compared to fiscal 2006 was primarily due to the amortization of intangibles acquired in the Intentia merger.

Other Income (Expenses), net

        Total other income (expense), net, consisting of interest income earned from cash, marketable securities and other investments, interest expense, and other associated costs, was a net expense of $6.2 million in fiscal 2008 compared to net income of $12.1 million in fiscal 2007 and $11.1 million in fiscal 2006.

        The $18.3 million decrease in fiscal 2008 other income (expense), net, as compared to fiscal 2007 was primarily due to the $18.4 million other-than-temporary impairment charge we recorded related to our investments in auction rate securities and a $4.7 million increase in interest expense primarily related to interest on our $240.0 million senior convertible notes issued in April 2007. These decreases were partially offset by an increase in interest income of $4.6 million, resulting from higher average investment balances in the current period as compared to the same period last year. Due to the current market, we anticipate interest income will not increase significantly in future periods.

        Other income (expense), net, increased in fiscal 2007 by $1.0 million as compared to fiscal 2006. This was due to an increase in interest income to $15.5 million in fiscal 2007 from $10.8 million in fiscal 2006 primarily due to higher average investment balances and higher overall interest rates. Average investment balances increased by $69.3 million in fiscal 2007 due mainly to the remaining net cash proceeds of our senior convertible notes offering and the cash infusion of our annual maintenance billings. Average yields increased to 4.8% in fiscal 2007 from 4.0% in fiscal 2006 due to general trends in the market. Interest expense increased to $4.1 million in fiscal 2007 from $0.1 million in fiscal 2006 primarily due to interest expense associated with our senior convertible notes offering which closed on April 23, 2007 and interest expense related to Intentia customer. See Note 4, Business Combinations, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Provision for Income Taxes

        The Company adopted the provisions of FIN 48, on June 1, 2007. As a result of the implementation of FIN 48, we recognized an approximate $4.6 million increase in our liability for unrecognized tax benefits, which was accounted for as a reduction to the June 1, 2007, balance of income taxes payable.

        For fiscal 2008 our global provision for income taxes was $31.2 million as compared to $14.4 million for fiscal 2007. The increase in our global provision was primarily related to increased profitability in the various jurisdictions in which we operate. Our effective income tax rate for fiscal 2008 was 69.4%. The rate for the year was negatively impacted by 15.8% for discrete items related to a capital loss on an other-than-temporary impairment charge on auction rate securities for which no tax benefit is expected. The rate for the year was also negatively impacted by 22.9% for unbenefited foreign losses. See Note 12, Income Taxes, in Notes to Consolidated Financial Statements of this Form 10-K for our full rate reconciliation.

        In addition, during fiscal 2008, we recorded income tax benefits of $2.7 million for tax deductions in excess of historical book deductions related to employee stock option exercises, as compared to $3.1 million in fiscal 2007. These tax benefits, which decreased current income taxes payable and increased additional paid-in capital by equal amounts, had no effect on our provision for income taxes; however, it did result in a significant decrease in the amount of our cash tax outlay. Beginning in fiscal 2007, with the adoption of SFAS 123(R), stock compensation and the related tax deductions were included in our Consolidated Statement of Operations.

        Our global provision for income taxes for fiscal 2007 was $14.4 million as compared to $11.7 million for fiscal 2006. The increase in the global provision was related to the mix of income in the various jurisdictions where we operate and continual losses in certain jurisdictions where valuation allowances are required. Furthermore, in 2007 we increased our tax reserves for uncertain tax matters while in 2006 our increases to global tax reserves were largely offset due to the favorable resolution of certain issues. Our global effective income tax rate for fiscal 2007 was not meaningful due to our overall pre-tax consolidated book loss. The effective income tax rate for fiscal 2006 was 42.3%.

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

Liquidity and Capital Resources

				% Change	% Change
	As of and for the Years Ended May 31,
				2008 vs. 2007	2007 vs. 2006
	2008	2007	2006
	(in thousands)
Cash Flow
Cash provided by operating activities	$81,639	$98,543	$76,486	(17.2)%	28.8%
Cash used in investing activities	$(27,287)	$(11,488)	$(23,758)	137.5%	(51.6)%
Cash provided by (used in) financing activities	$(97,247)	$173,766	$(32,645)	*NM	*NM
Capital Resources
Working capital	$261,072	$324,616	$168,201	(19.6)%	93.0%
Cash and cash equivalents, marketable securities and short-term investments	$485,810	$553,836	$306,581	(12.3)%	80.6%

*
NM Percentage not meaningful

        As of May 31, 2008, we had $485.8 million in cash, cash equivalents, marketable securities and other investments and $261.1 million in working capital. Our most significant source of operating cash flows is derived from license fees, maintenance and consulting fees related to services provided to our customers. Days sales outstanding (DSO), which is calculated on net receivables at period-end divided by revenue for the quarter times 90 days in the quarter, was 71 and 69 as of May 31, 2008 and May 31, 2007, respectively. Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services, and facilities.

        We believe that cash flows from operations, together with our cash, cash equivalents, marketable securities and other investments, will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities. investments and share repurchases for the foreseeable future. As part of our business strategy, we may use cash to acquire companies or products from time-to-time to enhance our product lines, which could have a material affect on our capital resources.

Cash Flows from Operating Activities:

        Net cash provided by operating activities in fiscal 2008 was $81.6. In addition to our net income of $13.7 million, other sources of cash included non-cash charges of $44.6 million for depreciation and amortization and $6.7 million related to stock-based compensation, the $18.4 million impairment charge related to our investments in auction rate securities, a net $7.5 million provision for warranty and doubtful accounts, and a $8.6 million related to deferred income taxes. These sources of cash were partially offset by a net $15.4 million used for working capital purposes. The $15.4 million in cash used for working capital purposes included a $33.6 million decrease in accrued and other liabilities primarily related to a reduction in our pre-merger litigation and restructuring reserves as well as a decrease in our value added tax (VAT) payable, a $19.5 million increase in prepaid expenses reflecting an increase in VAT receivable relating to our Switzerland based shared service center, and a $6.4 million increase in trade accounts receivable related to a number of new customers' large contracts entered into in the second half of fiscal 2008 and a net increase in maintenance billings. These working capital uses of cash were mostly offset by $34.2 million in cash provided by deferred revenue and customer deposits related to deferrals of certain significant contracts and higher fourth quarter fiscal 2008 maintenance billings and an increase in prepaid license fees and a $9.9 million increase in income taxes payable.

        Net cash provided by operating activities was $98.5 million for fiscal 2007. Offsetting our net loss of $20.9 million in 2007 was $60.8 million in net working capital changes and non-cash charge adjustments to net income of $39.6 million of depreciation and amortization, $7.7 million related to stock-based compensation, $8.1 million related to deferred taxes and $6.0 million of provision for doubtful accounts and warranty provisions. The $60.8 million in cash provided by working capital in 2007 related to sources of cash including an increase in deferred revenue of $85.2 million primarily related to continued efforts to move America's maintenance contracts to a common renewal date of June 1 and a decrease of $14.1 million in trade accounts receivable. These sources of cash were somewhat offset by a decrease in accrued and other liabilities of $29.5 million related to the pay down of certain accrued liabilities including variable compensation which existed at the date of the Intentia acquisition as well as payment of integration related reserves, a decrease in accounts payable of $5.8 million, a decrease in income tax payable of $2.5 million and an increase in prepaid expenses and other assets of $0.5 million.

        In fiscal 2006 net cash provided by operating activities was $76.5 million as the effect our net income of $16.0 million was increased by $22.4 of non-cash charges and $38.1 million in working capital changes. Non-cash charges primarily consisted of $16.2 million of depreciation and amortization and a $6.8 million stock compensation charges primarily related to a negotiated separation agreement with the Company's former president and CEO. The $38.1 increase in net cash provided by working capital, excluding the impact of the Intentia acquired working capital balances, was primarily driven by a $10.2 million decrease in accounts receivable, a $22.0 million decrease in prepaid expenses and other assets and an $8.7 million increase in deferred revenue and customer deposits. The $10.2 million decrease in cash received from accounts receivable was primarily due to a $17.1 million reduction of Intentia receivable that was partially offset by an increase in legacy Lawson receivable resulting from strong fourth quarter sales. The $22.0 million decrease in prepaid expenses and other assets is largely due to the collection of an income tax refund. The $8.7 million increase in deferred revenue and customer deposits is primarily due to the switch to a June 1st common renewal date for maintenance. These increases to cash from operating activities were partially offset by a decrease in accrued and other liabilities of $2.5 million and a decrease in accounts payable of $1.3 million.

Cash Flows from Investing Activities:

        Net cash used in investing activities was $27.3 million for fiscal 2008 primarily related to $23.0 million of capital expenditures and $20.3 million used in conjunction with acquisition activities in fiscal 2008. These uses of cash were somewhat offset by net proceeds of $11.3 million related to marketable securities and other investments as well as a $4.7 million decrease in our restricted cash balance.

        Net cash used in investing activities was $11.5 million for fiscal 2007 primarily related to $17.5 million of capital expenditures, an increase in restricted cash of $7.4 million and $3.6 million paid in conjunction with acquisition activities which were somewhat offset by a net increase of $17.0 million from marketable security activity.

        The cash used in investing activities for fiscal 2006 of $23.8 primarily related to $49.0 million of cash used in net purchases of marketable securities as well as $4.9 million of cash paid for property and equipment purchases. This was partially offset by $30.1 million of net cash received in conjunction with the acquisition of Intentia. See Note 4, Business Combinations, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Cash Flows from Financing Activities:

        Net cash used for financing activities was $97.2 million for fiscal 2008. Financing activities for fiscal 2008 were primarily related to the use of $105.6 million to repurchase our common stock in connection with our Board authorized share repurchase program and $3.6 million in payments related to long-term debt and capital lease obligations which were partially offset by $9.9 million in proceeds from of the exercise of stock options and the issuance of shares of our common stock under our employee stock purchase plan.

        Net cash provided by financing activities was $173.8 million for fiscal 2007. The financing activities for fiscal 2007 included $244.5 million received from the issuance of long-term debt, of which $240.0 million was cash proceeds received from the issuance of our 2.50% convertible notes (net cash proceeds were $233.7 million after $6.3 million of debt issuance costs), $34.2 million received from the sale of stock warrants associated with the convertible notes and $15.1 million in proceeds from of the exercise of stock options and the issuance of shares under our employee stock purchase plan. Those sources of cash were partially offset by $54.9 million used to repurchase our common stock as part of the Board authorized share repurchase program, $57.7 million to purchase call options associated with the convertible notes and $6.3 million in payment of debt issuance costs related to our convertible notes.

        Cash used in financing activities was $32.6 million for fiscal 2006 primarily related to $43.2 million in cash payments related to long- term debt assumed in the acquisition of Intentia. This was partially offset by $10.7 million in cash received from the exercise of stock options and employee contributions to our employee stock purchase plan.

Effect of Exchange Rate Changes

        In fiscal 2008, changes in foreign currency exchange rates resulted in a $4.1 million increase in our cash and cash equivalents. Exchange rate changes increased our cash and cash equivalents by $3.0 million and $2.3 million in fiscal 2007 and 2006, respectively.

Credit Facilities

        We have a credit facility that was entered into by the former Intentia on November 1, 2004 and assumed by Lawson. The facility consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $6.6 million (40.0 million Swedish Kroner). The facility is secured by a corporate letter of guaranty by Lawson Software, Inc. As of May 31, 2008, under $0.1 million was outstanding under the guarantee line and approximately $6.5 million was available for use.

Senior Convertible Notes

        In April 2007, we issued $240.0 million of senior convertible notes with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012. The notes bear interest at a rate of 2.5% per annum payable semi-annually in arrears, on April 15 and October 15 of each year, beginning October 15, 2007. The notes do not contain any restrictive financial covenants. The notes are convertible, at the holder's option, into cash and, if applicable, shares of our common stock based on an initial conversion rate of 83.2293 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $12.02 per share (which reflects a 35.0% conversion premium based on the closing sale price of $8.90 per share of Lawson common stock as reported by NASDAQ on April 17, 2007). We effectively raised the conversion price to approximately $15.58 per share (which reflects a 75.0% premium when compared to the closing sale price of $8.90 per share) by simultaneously entering into separate agreements to purchase call options and sell warrants. In connection with the issuance of the notes, we entered into a registration rights agreement with the initial purchasers of the notes. On August 16, 2007, we filed the shelf registration statement, which became effective on that date. See Note 7, Long-Term Debt and Credit Facilities, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Restricted Cash

        We had $2.8 million held as restricted cash as of May 31, 2008. This balance relates to various guarantees of our properties worldwide and $0.8 million and $2.0 million have been classified as current and non-current assets, respectively, on our Consolidated Balance Sheet.

        The $7.4 million balance as of May 31, 2007 included approximately $5.8 million related to collateral to secure a bank guarantee for the settlement of the purchase of the remaining shares of Intentia. The arbitration process associated with the settlement of the untendered shares of Intentia required us to maintain a specified amount as security for a bank guaranty to secure Lawson's obligation should additional amounts be due to the holders. On October 11, 2007, the arbitration panel ruled that no such additional amounts were due and the matter was closed. As a result, the bank lifted the restriction on the remaining balance and we repatriated the funds. This transfer was reflected in the second quarter of fiscal 2008.

Auction Rate Securities

        As of May 31, 2008, we held a total of $45.2 million in short-term investments in auction rate securities reflecting an $18.4 million impairment from their original par value of approximately $63.7 million. These investments are governed by our investment policy, the objective of which is to provide as high a level of current income as is consistent with preservation of capital and the maintenance of liquidity. Approved investments include U.S. Government securities and investments in corporations and municipalities rated AA or higher, including investments in auction rate securities. The uncertainties in the credit markets have had a significant affect on our holdings in auction rate securities. Our investments in auction rate securities represent interests in collateralized debt obligations and are supported primarily by high grade, short-term commercial paper. Auction rate securities are structured to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism has historically allowed existing investors either to rollover their holdings, whereby they would continue to own their respective securities, or liquidate their holdings by selling such securities at par. This auction process has historically provided a liquid market for these securities. Since early August 2007, these auctions have not had sufficient buyers to cover investors' sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats.

        During fiscal 2008, auctions related to our investments in auction rate securities became unsuccessful. Since the auction rate securities market began experiencing failed auctions, we have closely monitored our portfolio and the conditions in the credit and capital markets. All scheduled interest payments were made during the year however; uncertainties in the credit markets and liquidity issues relating to these investments resulted in a decline in the fair value of our portfolio of auction rate securities.

        Given the complexity of auction rate securities and the lack of readily observable market quotes related to these investments, we previously used various models to assist in our analysis and assessment of the fair value of our portfolio. However, on July 7, 2008, we sold our auction rate securities portfolio for $45.2 million in cash, the carrying value as of May 31, 2008. In light of this transaction, the $2.9 million of impairment losses previously recorded in the second and third quarters of fiscal 2008 and determined to be temporary and reflected in a separate component of stockholders' equity were reclassified as other-than-temporary and included in our results of operations for fiscal 2008. As a result, we recorded an impairment charge of approximately $18.4 million for fiscal 2008 which was included in Other income (expense), net in the accompanying Consolidated Statement of Operations. In addition, we reclassified the presentation of our auction rate securities to short-term investments on the accompanying Consolidated Balance Sheets.

Repurchase of Common Shares

        In November of 2006, our Board of Directors approved a share repurchase program of up to $100.0 million of common stock, which was subsequently increased to $200.0 million by the Board of Directors in April 2007. The share repurchases are funded using our existing cash balance and future cash flows and occur through open market purchases, privately negotiated transactions and/or transactions structured through investment banking institutions as permitted by securities laws and other legal requirements. Market conditions influence the timing of the buybacks and the number of shares repurchased. From inception of the repurchase program through May 31, 2008, we used $160.5 million to repurchase 18.0 million shares at an average price of $8.94 per share. The repurchased shares are recorded as treasury stock and result in a reduction to our stockholders equity. The shares will be used for general corporate purposes. As of May 31, 2008, the maximum dollar value of shares that may yet be purchased under this program was $39.5 million. On July 10, 2008, our board of directors increased the maximum authorized for repurchase purposes by an additional $200.0 million, to $400.0 million, increasing the maximum dollar value of shares that may yet be purchased under the program to $239.5 million.

        Included in the repurchases in fiscal 2008 were 1.1 million shares purchased from the Lawson Family Investment Company, Ltd., an entity affiliated with H. Richard Lawson, founder, co-chairman and a director of the Company. In addition, 2.9 million shares were purchased from Symphony Technology Group, a principal stockholder of the Company. Dr. Romesh Wadhwani is co-chairman and a director of the Company and the founder and managing partner of Symphony Technology Group. These shares were purchased at $9.20 per share.

Contingent Cash Commitments

        In fiscal 2005, the Company and International Business Machines Corporation (IBM) entered into an Original Equipment Manufacturer (OEM) Software Agreement that was modified in the second quarter of 2006 and again in the third quarter of 2007 and a Master Relationship Agreement (MRA). Under these agreements, we resell our business applications in conjunction with IBM's open standards-based software, and the companies jointly market these software solutions. The MRA governs the joint marketing activities and has a three-year term. During the term of the modified OEM Software Agreement, we pay royalties to IBM for the licensing of IBM programs to each applicable existing and new Lawson customer, and pay IBM annual maintenance fees for each applicable Lawson customer. The modified OEM Software Agreement has an initial term of three years, commencing September 2005, and may be extended by Lawson for two additional one-year terms. During the initial three-year term, we agreed to pay certain minimum quarterly and annual royalties to IBM. Total commitments under the modified OEM Software Agreement approximate $9.5 million over the three-year term. We may elect to terminate the OEM Software Agreement for convenience upon 90 days advance notice to IBM. If we elect early termination at any time during the three-year term, the terms of the Agreement require us to pay IBM any unpaid minimum royalties through the date of termination plus a prorated share of the guaranteed annual minimum payment due for the year in which the termination occurred. As of May 31, 2008, the remaining minimum obligation under the OEM Software Agreement was $0.6 million related to new license customer royalty fees.

        In May 2005, former Intentia entered into a Master Offshoring Agreement (the Agreement) with Symphony Service Corp., referred to as Symphony Services, an affiliate of Symphony Technology Group, LLC (a shareholder of Lawson), and Symphony Technology II-A,L.P., pursuant to which Symphony Services agreed to provide Intentia both product development and customer support resources for an initial five year term. The agreement was not affected by the consummation of the business combination with Lawson. It is believed that the Agreement will enable us to achieve significant quality improvements and better customer service without increasing total spending on product development and customer support and was part of a business transformation plan approved by Intentia in July 2004. Under terms of the Agreement, we were contractually obligated to pay for a stated minimum level of resources employed for the first three years of the Agreement, after which either party may terminate the Agreement by delivery of a six-month advanced written notification. No such notification had been provided as of May 31, 2008. For the remaining two years of the term of the

Agreement which ends in May 2010, we are not contractually obligated to pay for a stated minimum level of resources. However, we are precluded from reducing the level of such resources by more than 25% from one quarter to the next. Therefore, as of May 31, 2008, the estimated remaining minimum obligation level under the Agreement was $1.3 million. Romesh Wadwani is a member of the Board of Directors of Lawson and is a partner of Symphony Technology Group, LLC.

        In May 2005, Lawson International (former Intentia) entered into a Master Offshoring Agreement (the IBM AB Agreement) with IBM Svenska AB (IBM AB) in which IBM AB agreed to provide Lawson International cost efficient, high quality software development services and governs the joint development activities. The IBM AB Agreement had an initial term of five years, and could be extended in one or more additional eighteen month period(s), provided that the parties mutually agree to such renewal in writing at least six month prior to the expiration of the then-current term. The IBM AB Agreement was not affected by the consummation of the business combination with Lawson. For the duration of the term of the IBM AB Agreement, we were obligated to provide minimum staffing levels and resources defined by the IBM AB Agreement at an annual cost of approximately $1.2 million. After completion of two and a half years from the IBM AB Agreement date, we could terminate the IBM AB Agreement for convenience with six month advance written notice. However, if the IBM AB Agreement is terminated for convenience before the completion of five years, we were obligated to pay IBM AB any unpaid amounts due for services performed up to the termination or the minimum staffing levels, whichever is greater. We elected to terminate the IBM AB Agreement and provided applicable notice during fiscal 2008 and the IBM AB Agreement terminated as of May 4, 2008. As of May 31, 2008 our total remaining minimum obligation under the IBM AB Agreement was less than $0.1 million relating to the early termination.

Disclosures about Contractual Obligations and Commercial Commitments

        The following summarizes our contractual obligations and commercial commitments as of May 31, 2008, and the effect these obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
Balance sheet contractual obligations:
Long-term debt	$246,827	$2,806	$4,021	$240,000	$—
Interest on long-term debt	24,557	6,321	12,236	6,000
Capital leases	1,976	1,180	712	84	—
Strategic partner commitments	600	600	—	—	—

Total balance sheet contractual obligations	273,960	10,907	16,969	246,084	—

Other contractual obligations:
Operating leases	123,328	28,539	45,927	34,381	14,481
Purchase obligations(1)	8,303	7,413	830	60	—

Total other contractual obligations	131,631	35,952	46,757	34,441	14,481

Total contractual obligations(2)	$405,591	$46,859	$63,726	$280,525	$14,481

(1)
Our purchase obligations represent those commitments greater than $50,000.

(2)
Total unrecognized tax benefits of $5.8 million are not included in the above table as we are unable to reasonably estimate when these amounts will ultimately be settled. See Note 12, Income Taxes, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Off-Balance-Sheet Arrangements

        As of May 31, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. We do not use off-balance-sheet arrangements with unconsolidated entities, related parties or other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

        We have entered into operating leases for most of our U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of May 31, 2008, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2008 and 2015. Rent expense under operating leases for fiscal 2008, 2007 and 2006 was $31.4 million, $27.0 million and $16.4 million, respectively. Future minimum lease payments under our operating leases as of May 31, 2008 are included above under Disclosures about Contractual Obligations and Commercial Commitments.

Recent Accounting Pronouncements

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161) which requires companies to provide enhanced qualitative and quantitative disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and its related interpretations, and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our Q3 fiscal 2009). We are currently evaluating the impact of adopting SFAS No. 161.

        In May 2008, the FASB issued FSP APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will impact the accounting associated with our $240.0 million senior convertible notes. This FSP will require us to recognize significant additional non-cash interest based on the market rate for similar debt instruments without the conversion feature. Furthermore, it requires recognizing interest expense in prior periods pursuant to the retrospective accounting treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 (our fiscal 2010) and early adoption is not permitted. Assuming applicable market rates of seven to nine percent, we would be required to record additional non-cash interest of approximately $10.8 million to $15.6 million annually. On a retrospective basis we would be required to reflect additional non-cash interest of approximately $10.8 million to $15.6 million for fiscal 2008 and approximately $1.8 million to $2.6 million for fiscal 2007. We are continuing to evaluate the impact on our financial statements of applying the provisions of FSP APB 14-1.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)) which will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) establishes principles and requirements for the recognition and measurement of identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Some of the changes, such as the accounting for contingent consideration and exclusion of transaction costs from acquisition accounting may introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 (our fiscal 2010). With the adoption of SFAS 141(R), our accounting for future business combinations will change on a prospective basis beginning in the first quarter of fiscal 2010. In relation to previous acquisitions, the provisions of SFAS 141(R) will require any release of valuation allowance recorded through purchase accounting to be included in our Consolidated Statement of Operations rather than as an adjustment to goodwill. This would have a favorable impact to operating results.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB no. 51 (SFAS 160). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a separate component of equity rather than as a liability. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (our fiscal 2010). We do not expect the adoption of SFAS 160 to have a material impact on our financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159) which is effective for fiscal years beginning after November 15, 2007 (our fiscal 2009). Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. We are currently evaluating the potential impact on our financial statements of adopting SFAS 159.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (our fiscal 2009). In February 2008, the FASB issued Staff Positions (FSP) No. 157-1 and No. 157-2 (FSP 157-1 and FSP 157-2). FSP 157-1 removes certain leasing transactions from the scope of SFAS 157. FSP 157-2 partially defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis (at least annually). The adoption of SFAS 157, along with the recently issued Staff Positions, will not have a significant impact on our financial statements.

Item 7A.    Qualitative and Quantitative Disclosures About Market Risk

        Foreign Currency.    Our market risk includes the potential loss arising from adverse changes in foreign currency exchange rates. For fiscal 2008, approximately 49.6% of our revenue was denominated in a foreign currency.

        We manage foreign currency market risk, from time to time, using forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Increases or decreases in our foreign currency exposures are expected to be offset by gains or losses on forward contracts. This is expected to mitigate the possibility of significant foreign currency transaction gains or losses in future periods. For the fiscal 2008, our foreign currency exposures were primarily related to non-functional currency intercompany loans and advances to/from our international subsidiaries. As of July 1, 2007, we changed the operating structure of our European subsidiaries whereby our non-functional currency exposure increased significantly for other balance sheet accounts, particularly accounts receivable, accounts payable and certain accrual accounts. Therefore, the volume of our hedging activities increased during fiscal 2008.

        We do not use forward contracts for trading purposes. Our foreign currency forward contracts are generally short term in nature, maturing within 90 days or less. We mark to market all contracts at the end of each reporting period and unrealized gains and losses are included in the Consolidated Statement of Operations for that period. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The net fair value of foreign currency forward contracts was a $0.2 million net asset as of May 31, 2008 and was included in prepaid expenses and other assets on our Consolidated Balance

Sheets. The corresponding net $0.2 million unrealized gain was included in Other income in the accompanying Consolidated Statements of Operations as of May 31, 2008.

        Interest Rates.    Our short-term investments consist of financial instruments, primarily money market funds and highly liquid debt securities of corporations, and the U. S. Government and Agencies. As of May, 31, 2008, these investments were primarily denominated in U.S. dollars. Investments with original maturities of three months or less are classified as cash and cash equivalents. As of May 31, 2008, the average maturity of our investment securities was less than three months and all investment securities had maturities less than 24 months. As of May 31, 2008, we consider the reported amounts of these investments to be reasonable approximations of fair values. We do not consider changes in the market interest rates related to these investments to be a significant risk.

        We are also exposed to interest rate risk with respect to our senior convertible notes due April 15, 2012. The fair value of our convertible senior notes may be adversely impacted due to a rise in interest rates. Our senior convertible notes bear interest at a fixed rate of 2.50% per year. As of May 31, 2008, the carrying value of our convertible senior notes was $235.1 million, including $4.9 million of deferred debt issuance costs and the fair value was approximately $237.2 million.

Item 8.    Consolidated Financial Statements and Supplementary Data

        The information required by this Item is included in Part IV Item 15(a)(1) and (2).

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2008.

Management's Report on Internal Controls and Procedures

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Securities Exchange Act Rules 13a-15(f) or 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

            (i)  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

           (ii)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and

          (iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

        We conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2008, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. This assessment was based on the guidelines set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management concluded that our internal control over financial reporting was effective as of May 31, 2008.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of May 31, 2008. See Part IV, Item 15(a)—Financial Statements—Report of Independent Registered Public Accounting Firm, of this Form 10-K.

Remediation of Material Weakness

        As initially disclosed in our Quarterly Report on Form 10-Q for the first quarter of fiscal 2007, and for the ensuing two Quarterly Reports on Form 10-Q for fiscal 2007, in our 2007 Annual Report on Form 10-K and then in the three Quarterly Reports on Form 10-Q of fiscal 2008, we reported a material weakness in our internal control over financial reporting. This material weakness related to our lack of a sufficient number of qualified accounting personnel with the required proficiency to apply our accounting policies in accordance with U.S. GAAP. This control deficiency resulted in adjustments, including audit adjustments, to our May 31, 2007 consolidated financial statements in order for us to comply with U.S. GAAP. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

        As of May 31, 2008, we have remediated the previously reported material weakness in our internal control over financial reporting.

        We have implemented the following changes that have improved the effectiveness of our internal control over financial reporting. We began implementing these changes during fiscal 2007 and continued our efforts to remediate the aforementioned material weakness through the third quarter of fiscal 2008. In particular, management has implemented the following:

  •
  Established shared service centers in Europe and the Asia Pacific region reducing the number of accounting and finance processing centers around the world. All of the personnel that have been hired as employees of these shared service centers have completed their training. In the first quarter of fiscal 2008, we began moving portions of the regional accounting functions to our shared service centers. By the end of fiscal 2008 we had completed this transition.

  •
  Conducted training and improved processes associated with journal entry postings, full month-end close processes and Sarbanes-Oxley compliance.

        In addition, during the first nine months of fiscal 2008, we implemented the following changes in our internal control over financial reporting:

  •
  Hired additional and permanent accounting and finance personnel, including the following key leadership roles:

  •
  Corporate Controller

  •
  Director of Financial Reporting

  •
  Hired additional and permanent finance department personnel for our Internal Audit and Sarbanes-Oxley compliance functions that have appropriate accounting backgrounds, with audit and controls expertise, and understand U.S. GAAP reporting requirements.

  •
  Extended legacy Lawson financial controls processes to the legacy Intentia financial reporting organization, including changes to Sarbanes-Oxley control documentation and the record-keeping processes that support U.S. GAAP reporting requirements.

  •
  Reallocated responsibilities within the legacy Lawson St. Paul, Minnesota based finance organization to properly address financial reporting and technical accounting matters encountered in International locations. We have allocated these responsibilities back to our international shared services centers as the teams are now fully developed and trained.

        In the fourth quarter of fiscal 2008, we completed appropriate testing to validate compliance with our policies, procedures and controls. We completed this testing over the past two quarters to be able to demonstrate operating effectiveness over a period of time that was sufficient to support our conclusion. In reviewing the results of this testing, management has concluded that our internal control over financial reporting, including the number of qualified accounting personnel with the required proficiency to apply our accounting policies in accordance with U.S. GAAP, were operating effectively and that the above referenced material weakness in our internal controls has been remediated as of May 31, 2008.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        On July 10, 2008, our Board of Directors approved an amendment to the Lawson Software, Inc. 2001 Stock Incentive Plan ("2001 Plan"), to allow for the grant of restricted stock units. Since the adoption of the 2001 Plan in 2001, the plan has allowed for the grant of stock options and restricted stock. The amendment allows for the future grant of restricted stock units in addition to stock options and restricted stock. The amendment did not increase the overall number of shares of our common stock that may be issued under the 2001 Plan.

Part III

        The information required by Part III, Items 10 through 14, is incorporated by reference from our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (the Proxy Statement), which we will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of May 31, 2008, the end of our fiscal year covered by this Annual Report on Form 10-K. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of our Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item as to our directors is incorporated by reference from information appearing in our Proxy Statement under the headings "Proposal Number 1—Election of Directors, Nominees and Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Audit Committee Report." The information concerning our executive officers required by this item is included in Part I hereof under the heading "Executive Officers of the Registrant."

        We have adopted a Global Business Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and all of our other employees and non-employee directors. A copy of our Global Business Code of Conduct is available on our website (www.lawson.com). We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Global Business Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website, at the address specified above.

        Copies of our Corporate Governance Policy and charters for each Committee of our Board of Directors are also available on our website. Our Global Business Code of Conduct, Corporate Governance Policy and committee charters are also available in print to any stockholder who submits a written request to: Lawson Software, Inc., Attn: Corporate Secretary, 380 St. Peter Street, St. Paul, Minnesota 55102.

        Information on our website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.

Item 11.    Executive Compensation

        Information required by this item is contained in the section entitled "Compensation of Executive Officers" in our Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table reflects information related to our equity compensation plans as of May 31, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted-Average- Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(3)
Plans Approved by Stockholders	13,432,370	$6.25	39,366,072
Plans Not Approved by Stockholders	—	—	—

Total	13,432,370	$6.25	39,366,072

(1)
Includes outstanding stock options, restricted stock awards and restricted stock units granted under our 1996 and 2001 Stock Incentive Plans.

(2)
This reflects the weighted-average-exercise price of outstanding options only as the restricted stock awards and restricted stock units do not have stated exercise prices.

(3)
Includes shares available under our 1996 and 2001 Stock Incentive Plans and our 2001 Employee Stock Purchase Plan.

        Other information required by this item is contained in the section entitled "Ownership of Principal Stockholders, Directors and Management" in our Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information required by this item is contained in the sections entitled "Certain Transactions" and "Director Independence" in our Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information required by this item is contained in the section entitled "Proposal Number 2—Ratification of Appointment of our Independent Registered Public Accounting Firm" in our Proxy Statement and is incorporated herein by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Documents filed as part of this report:

  1.
  Financial Statements:

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets

      Consolidated Statements of Operations

      Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

      Consolidated Statements of Cash Flows

      Notes to Consolidated Financial Statements

    2.
    Financial Statement Schedules.

      Schedules have been omitted because they are not applicable or are not required or the information required to be set forth in those schedules is included in the financial statements or related notes.

    3.
    Exhibits.

      The Index to Exhibits attached to this report is incorporated by reference herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAWSON SOFTWARE, INC.
	BY:	/S/ ROBERT A. SCHRIESHEIM Robert A. Schriesheim Executive Vice President and Chief Financial Officer (principal financial officer)
Dated: July 10, 2008
	By:	/s/ STEFAN B. SCHULZ Stefan B. Schulz Senior Vice President of Finance (principal accounting officer)
Dated: July 10, 2008

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

Signature	Title	Date

/s/ H. RICHARD LAWSON H. Richard Lawson	Director, Co-Chairman	July 10, 2008
/s/ ROMESH WADHWANI Romesh Wadhwani	Director, Co-Chairman	July 10, 2008
/s/ HARRY DEBES Harry Debes	President and Chief Executive Officer and Director (principal executive officer)	July 10, 2008

/s/ STEVEN CHANG Steven Chang	Director	July 10, 2008
/s/ DAVID R. HUBERS David R. Hubers	Director	July 10, 2008
/s/ MICHAEL A. ROCCA Michael A. Rocca	Director	July 10, 2008
/s/ PAUL WAHL Paul Wahl	Director	July 10, 2008
/s/ PETER GYENES Peter Gyenes	Director	July 10, 2008
/s/ ROBERT A. SCHRIESHEIM Robert A. Schriesheim	Executive Vice President and Chief Financial Officer and Director (principal financial officer)	July 10, 2008

Index to Financial Statements and Financial Statement Schedules—Item 15(a) 1-2

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lawson Software, Inc

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Lawson Software, Inc. and its subsidiaries at May 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Controls and Procedures. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2007. Also discussed in Note 2, effective June 1, 2007, the Company changed the manner in which it accounts for uncertain income tax positions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP Minneapolis, Minnesota July 11, 2008

LAWSON SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	May 31, 2008	May 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$435,121	$473,963
Restricted cash—current	746	555
Marketable securities—current	5,453	74,995
Short-term investments	45,236	—
Trade accounts receivable, net	184,047	162,947
Income taxes receivable	10,309	5,183
Deferred income taxes—current	16,839	17,431
Prepaid expenses and other current assets	44,470	28,196

Total current assets	742,221	763,270
Marketable securities—non-current	—	4,878
Restricted cash—non-current	2,038	6,889
Property and equipment, net	45,044	30,879
Goodwill	546,578	483,060
Other intangible assets, net	120,194	133,456
Deferred income taxes—non-current	35,907	36,889
Other assets	18,614	19,786

Total assets	$1,510,596	$1,479,107

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Long-term debt—current	$3,849	$3,322
Accounts payable	23,481	21,475
Accrued compensation and benefits	89,733	85,144
Income taxes payable	8,860	3,535
Deferred income taxes—current	7,399	4,605
Deferred revenue—current	298,509	247,587
Other current liabilities	49,318	72,986

Total current liabilities	481,149	438,654
Long-term debt—non-current	244,734	245,228
Uncertain tax positions—non-current	5,757	—
Deferred income taxes—non-current	12,529	12,558
Deferred revenue—non-current	14,097	15,817
Other long-term liabilities	8,771	11,622

Total liabilities	767,037	723,879

Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 750,000 shares authorized; 201,025 and 199,389 shares issued, respectively; 173,825 and 182,979 shares outstanding, at May 31, 2008 and May 31, 2007, respectively	2,010	1,994
Additional paid-in capital	838,141	822,740
Treasury stock, at cost; 27,200 and 16,410 shares at May 31, 2008 and May 31, 2007, respectively	(225,598)	(123,207)
Retained earnings	31,462	17,755
Accumulated other comprehensive income	97,544	35,946

Total stockholders' equity	743,559	755,228

Total liabilities and stockholders' equity	$1,510,596	$1,479,107

The accompanying notes are an integral part of the Consolidated Financial Statements

LAWSON SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended May 31,
	2008	2007	2006
Revenues:
License fees	$132,156	$105,861	$71,076
Maintenance	336,779	291,657	188,155
Consulting	382,991	352,870	131,545

Total revenues	851,926	750,388	390,776

Cost of revenues:
Cost of license fees	28,782	26,530	13,344
Cost of maintenance	65,885	59,108	30,365
Cost of consulting	318,253	313,682	127,833

Total cost of revenues	412,920	399,320	171,542

Gross profit	439,006	351,068	219,234

Operating expenses:
Research and development	85,374	85,325	60,711
Sales and marketing	189,336	160,551	83,193
General and administrative	100,259	98,263	54,827
Restructuring (Note 3)	(731)	15,483	1,825
Amortization of acquired intangibles	13,690	10,089	2,122

Total operating expenses	387,928	369,711	202,678

Operating income (loss)	51,078	(18,643)	16,556
Other income (expense), net:
Interest income	20,086	15,500	10,769
Interest expense	(8,844)	(4,134)	(53)
Impairment and other income (expense), net	(17,455)	740	395

Total other income (expense), net	(6,213)	12,106	11,111

Income (loss) before income taxes	44,865	(6,537)	27,667
Provision for income taxes	31,158	14,400	11,708

Net income (loss)	$13,707	$(20,937)	$15,959

Net income (loss) per share:
Basic	$0.08	$(0.11)	$0.14

Diluted	$0.08	$(0.11)	$0.14

Weighted average common shares outstanding:
Basic	177,283	186,363	110,995

Diluted	180,580	186,363	115,350

The accompanying notes are an integral part of the Consolidated Financial Statements

LAWSON SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common
			Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at May 31, 2005	100,619	$1,124	$338,666	$(72,348)	$(41)	$22,733	$2,921	$293,055	$5,253

Issuance of common stock related to a business combination	80,124	801	443,088	—	—	—	—	443,889
Issuance of restricted stock	100	—	293	232	(525)	—	—	—
Amortization of stock-based compensation	—	—	—	—	435	—	—	435
Exercise of stock options and warrants	4,070	36	5,896	1,166	—	—	—	7,098
Stock-based compensation for former executive	—	—	6,368	—	—	—	—	6,368
Tax benefit from stockholder transactions	—	—	4,016	—	—	—	—	4,016
Employee stock purchase plan	738	—	1,841	1,713	—	—	—	3,554
Change in net unrealized gains/losses on investments, net of taxes	—	—	—	—	—	—	(31)	(31)	$(31)
Translation adjustment	—	—	—	—	—	—	17,316	17,316	17,316
Net income	—	—	—	—	—	15,959	—	15,959	15,959

Balance at May 31, 2006	185,651	1,961	800,168	(69,237)	(131)	38,692	20,206	791,659	$33,244

Issuance of restricted stock	(16)	—	—	(110)	—	—	—	(110)
Stock-based compensation	—	—	7,651	—	—	—	—	7,651
Reclassification of deferred stock-based compensation to APIC	—	—	(131)	—	131	—	—	—
Exercise of stock options and warrants	3,283	33	11,416	—	—	—	—	11,449
Tax benefit from stockholder transactions	—	—	3,123	—	—	—	—	3,123
Employee stock purchase plan	436	—	1,705	1,010	—	—	—	2,715
Repurchase of common stock	(6,375)	—	—	(54,870)	—	—	—	(54,870)
Sale of stock warrants	—	—	34,176	—	—	—	—	34,176
Purchase of call options	—	—	(57,696)	—	—	—	—	(57,696)
Tax benefit on purchase of call options			22,328					22,328
Change in net unrealized gains/losses on investments, net of taxes	—	—	—	—	—	—	27	27	$27
Translation adjustment	—	—	—	—	—	—	15,713	15,713	15,713
Net loss	—	—	—	—	—	(20,937)	—	(20,937)	(20,937)

Balance at May 31, 2007	182,979	1,994	822,740	(123,207)	—	17,755	35,946	755,228	$(5,197)

Issuance of restricted stock, net	414	—	(1,171)	1,101	—	—	—	(70)
Stock-based compensation	—	—	6,743			—	—	6,743
Exercise of stock options	1,636	16	6,547	—	—	—	—	6,563
Tax benefit from stockholder transactions		—	2,534	—	—	—	—	2,534
Employee stock purchase plan	380	—	853	2,137	—	—	—	2,990
Repurchase of common stock	(11,584)	—	—	(105,629)	—	—	—	(105,629)
Tax benefit on purchase of call options			(105)					(105)
Change in net unrealized gains/losses on investments, net of taxes	—	—	—	—	—	—	25	25	$25
Translation adjustment	—	—	—	—	—	—	61,573	61,573	61,573
Net income	—	—	—	—	—	13,707	—	13,707	13,707

Balance at May 31, 2008	173,825	$2,010	$838,141	$(225,598)	$—	$31,462	$97,544	$743,559	$75,305

The accompanying notes are an integral part of the Consolidated Financial Statements

LAWSON SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended May 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$13,707	$(20,937)	$15,959
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest	—	—	(176)
Write-off intangible assets	—	—	268
Depreciation and amortization	43,295	39,502	16,231
Amortization of debt issuance costs	1,288	133	—
Deferred income taxes	8,599	8,076	(1,602)
Provision for doubtful accounts	1,110	3,501	(1,147)
Warranty provision	6,398	2,537	2,610
Impairment on investments	18,414	—	—
Net (gain) loss on disposal of assets	(311)	131	—
Excess tax benefits from stock transactions	(2,128)	(2,457)	—
Stock-based compensation expense	6,743	7,652	6,803
Amortization of discounts on notes payable	—	—	13
Amortization of discount and premiums on marketable securities	(92)	(443)	(590)
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	(6,432)	14,084	10,208
Prepaid expenses and other assets	(19,498)	(539)	22,042
Accounts payable	73	(5,849)	(1,290)
Accrued and other liabilities	(33,594)	(29,542)	(2,544)
Income taxes payable/receivable	9,911	(2,527)	1,046
Deferred revenue and customer deposits	34,156	85,221	8,655

Net cash provided by operating activities	81,639	98,543	76,486

Cash flows from investing activities:
Cash received (paid) in conjunction with acquisitions, net of cash acquired	(20,253)	(3,575)	30,137
Change in restricted cash	4,660	(7,444)	—
Purchases of marketable securities and investments	(205,095)	(195,162)	(157,126)
Proceeds from maturities and sales of marketable securities and investments	216,393	212,209	108,138
Purchases of property and equipment	(22,992)	(17,516)	(4,907)

Net cash used in investing activities	(27,287)	(11,488)	(23,758)

Cash flows from financing activities:
Principal payments on long-term debt	(2,267)	(1,778)	(43,185)
Cash proceeds from issuance of long-term debt	—	244,493	—
Payment for debt issuance costs	—	(6,289)	—
Cash proceeds from sale of stock warrants	—	34,176	—
Payment for call options	—	(57,697)	—
Payments on capital lease obligations	(1,379)	(1,828)	(112)
Cash proceeds from exercise of stock options	6,910	12,387	7,098
Excess tax benefit from stock transactions	2,128	2,457	—
Cash proceeds from employee stock purchase plan	2,990	2,715	3,554
Repurchase of common stock from related parties	(36,800)	—	—
Repurchase of common stock—other	(68,829)	(54,870)	—

Net cash provided by (used in) financing activities	(97,247)	173,766	(32,645)

Effect of exchange rate changes on cash and cash equivalents	4,053	2,988	2,327

Net increase (decrease) in cash and cash equivalents	(38,842)	263,809	22,410
Cash and cash equivalents at the beginning of the period	473,963	210,154	187,744

Cash and cash equivalents at the end of the period	$435,121	$473,963	$210,154

Supplemental cash flow disclosures:
Interest paid	$6,814	$7,577	$19
Income taxes paid (refunded), net	$15,241	$12,412	$(9,482)

The accompanying notes are an integral part of the Consolidated Financial Statements

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business and Basis of Presentation

Nature of Business

        Lawson provides business application software, consulting and maintenance to customers primarily in the services sector, trade industries and manufacturing/distribution sectors specializing in a variety of specific markets within these sectors including healthcare, public sector in the U.S., food, fashion, wholesale distribution, equipment services and rental, and manufacturing. Our software includes a variety of applications to help automate and integrate critical business processes, aiding in collaboration among our customers and their partners, suppliers and employees. Through our consulting services we primarily help our customers implement their Lawson applications and through our maintenance we provide product updates, on-going support and technical assistance to customers using our products.

Basis of Presentation

        Our Consolidated Financial Statements include the accounts of the Company, our branches and our wholly-owned and majority-owned subsidiaries operating in the Americas, EMEA, and APAC. All significant intercompany accounts and transactions have been eliminated. Our subsidiaries that are not majority-owned are accounted for under the equity method. The accompanying Consolidated Financial Statements for prior fiscal years contain reclassifications to conform prior year's data to the current presentation.

Fiscal Year

        Our fiscal year is from June 1 through May 31. Unless otherwise stated, references to the years 2008, 2007 and 2006 relate to the fiscal years ended May 31, 2008, 2007 and 2006, respectively. References to future years also relate to our fiscal years ending May 31.

2. Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods presented, as well as our disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, fair value of investments, fair value of stock-based compensation, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, contingencies and litigation, among others. We base our estimates and assumptions on our historical experience and on various other information available to us at the time that these estimates and assumptions are made. We believe that these estimates and assumptions are reasonable under the circumstances and form the basis for our making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results and outcomes could differ from our estimates.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

        Our financial instruments consist primarily of cash equivalents, marketable securities, trade accounts receivable and accounts payable, and foreign currency forward contracts for which the current carrying amounts approximate fair market value. Our short-term investments in auction rate securities are recorded at our estimate of their fair value which is based on all information currently available to us as there is a lack of readily observable market quotes related to these investments. Our long-term debt is carried at cost. The estimated fair value of our 2.5% senior convertible notes, including current maturities, was $237.2 million as of May 31, 2008 based on quoted market prices. The remainder of our long-term debt has fair values that are not materially different from their carrying values.

Cash Equivalents

        All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Our cash equivalents consist primarily of money market instruments and highly liquid securities of corporations and the U.S. Government and Agencies. The carrying amount of cash equivalents approximates their fair value due to the short maturity of these instruments.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are initially recorded at fair value upon the sale of software licenses and services to our customers. We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, the need for specific customer reserves and the aging of our receivables. This provision is included in operating expenses as a general and administrative expense. A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, a change in the allowance would be necessary in the period such determination is made which would affect future results of operations.

Marketable Securities and Other Investments

        We account for our investments in marketable securities and other investments in accordance with the provisions of SFAS 115 which addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. We determine the appropriate classification of our investments in debt securities at the time of purchase and reevaluate such designation as of each balance sheet date. As of May 31, 2008, all marketable securities we held were classified as available-for-sale and our entire auction rate securities portfolio was classified as short-term investments. Available-for-sale securities are carried at fair value as determined by market prices/quotes, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Our investments in auction rate securities are carried at estimated fair value with any related impairment being classified as either temporary and reported as a separate component of stockholders' equity or as other-than-temporary and recognized in our Consolidated Statements of Operations. The cost basis of securities sold is determined using the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        We review potential impairment of our investments in accordance with EITF 03-1 and FSP SFAS 115-1 and 124-1, to determine the classification of any impairment as temporary or other-than-temporary. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders' equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is viewed as temporary. Losses are recognized in our statement of operations when a decline in fair value is determined to be other-than-temporary. We review our investments on an ongoing basis for indications of possible impairment and proper classification of any impairment once identified. Determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors we consider in classifying the impairment include the extent and time the fair value of each investment has been below cost, the expected holding or recovery period for each investment, and our intent and ability to hold each investment until recovery.

        As of May 31, 2008, we held a total of $5.5 million in marketable securities. Our investments in marketable securities were as follows for the periods presented (in thousands):

	May 31, 2008			May 31, 2007
	Cost	Aggregate Fair Value	Net Unrealized Gains (Losses)	Cost	Aggregate Fair Value	Net Unrealized Gains (Losses)
State and local municipalities debt	$—	$—	$—	$18,080	$18,080	$—
U.S. agency	324	325	1	7,749	7,745	(4)
Corporate debt	5,115	5,128	13	54,060	54,048	(12)

Total marketable securities	5,439	5,453	14	79,889	79,873	(16)
Less current portion	5,439	5,453	14	74,995	74,995	—

Long-term marketable securities	$—	$—	$—	$4,894	$4,878	$(16)

        As of May 31, 2007, our auction rate securities were classified as marketable securities and are included in the above table accordingly. During fiscal 2008, we reclassified our entire auction rate securities portfolio and as of May 31, 2008, our $45.2 million investment in auction rate securities was classified as short-term investments on our Consolidated Balance Sheets.

        As of May 31, 2008, we held a total of $45.2 million in auction rate securities reflecting an $18.4 million impairment from their original par value of $63.7 million. The uncertainty in the credit markets has affected all of our holdings in auction rate securities. Our investments in auction rate securities represent interests in collateralized debt obligations and are primarily supported by high grade, short-term commercial paper. Auction rate securities are structured to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism has historically provided a liquid market for these securities by allowing existing investors to either rollover their holdings, whereby they would continue to own their respective securities, or liquidate their holdings by selling such securities at par. Historically the fair value of auction rate securities approximated par value due to the frequent resets through the auction rate process. Since early August 2007, these auctions have not had sufficient buyers to cover investors' sell orders, resulting in unsuccessful auctions. When an auction is unsuccessful, the interest rate is

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

re-set to a level pre-determined by the loan documents and remains in effect until the next auction date, at which time the process repeats.

        During fiscal 2008, auctions related to our investments in auction rate securities became unsuccessful. Since the auction rate securities market began experiencing failed auctions, we have closely monitored our portfolio and the conditions in the credit and capital markets. All scheduled interest payments were made during the year however; uncertainties in the credit markets, liquidity issues relating to these investments, and downgrades of certain monoline insurance companies resulted in a decline in the fair value of our portfolio of auction rate securities.

        Given the complexity of auction rate securities and the lack of readily observable market quotes related to these investments, we previously used various models to assist in our analysis and assessment of the fair value of our portfolio. However, on July 7, 2008, we sold our auction rate securities portfolio for $45.2 million in cash, the carrying value as of May 31, 2008. In light of this transaction, the $2.9 million of impairment losses previously recorded in the second and third quarters of fiscal 2008 and determined to be temporary and reflected in a separate component of stockholders' equity were reclassified as other-than-temporary and included in our results of operations for fiscal 2008. As a result, we recorded an impairment charge of approximately $18.4 million for fiscal 2008 which was included in Other income (expense), net in our Consolidated Statement of Operations. This charge represents a fiscal 2008 capital loss for which we do not currently have (or are expected to have) available capital gains to offset. Accordingly, no tax benefit was recorded. Gross realized and unrealized gains and losses for fiscal 2007 and 2006 were not material.

Property and Equipment

        Property and equipment includes equipment, office furniture and automobiles and is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line approach over the estimated useful lives of the assets, which generally range from one to seven years. Property and equipment also includes leasehold improvements which are stated at cost less accumulated amortization. Amortization is computed over the shorter of the economic life or the term of the underlying facility lease, which generally ranges from three to 16 years.

        In addition, we capitalize certain costs related to our development of internal use software in accordance with the provisions of SOP 98-1. Costs capitalized during the application development stage are amortized over the software's estimated useful life which is generally five years. During fiscal 2008, we capitalized approximately $4.9 million of costs related to programs to be used solely to meet our internal needs. There were no similar costs capitalized in fiscal 2007.

        Depreciation and amortization expense related to property, plant and equipment was $13.9 million, $9.9 million, and $5.8 million for the years ended May 31, 2008, 2007, and 2006, respectively.

Lease Obligations

        We recognize lease obligations with scheduled rent increases over the term of the lease on a straight-line basis in accordance with FASB Technical Bulletin 85-3 Accounting for Operating Leases with Scheduled Rent Increases. Accordingly, the total amount of base rentals over the term of our leases is charged to expense on a straight-line method, with the amount of rental expense in excess of lease

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

payments recorded as a deferred rent liability in our Consolidated Balance Sheets. As of May 31, 2008 and 2007, we had deferred rent liabilities of $2.4 million and $2.9 million, respectively, all of which are classified in other long-term liabilities. We also recognize capital lease obligations and record the underlying assets and liabilities in our Consolidated Balance Sheets (see Note 13, Commitments and Contingencies)

Revenue Recognition

        Revenue recognition rules for software businesses are very complex. We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded. However, certain judgments affect the application of our revenue recognition policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from year to year.

        The significant judgments for revenue recognition typically involve whether collectability can be considered probable and whether fees are fixed or determinable. In addition, our transactions often consist of multiple element arrangements, which typically include license fees, maintenance and support fees and consulting service fees. These multiple element arrangements must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized upon shipment, if any, and the period and conditions under which deferred revenue should be recognized.

        We recognize revenue in accordance with the provisions of the SOP 97-2 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the AICPA, and in accordance with SAB 104. We license software under non-cancelable license agreements and provide related consulting services, including training, and implementation services, as well as on-going customer support and maintenance.

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

        From time to time, we enter into software arrangements that include software license, maintenance, and consulting services which are considered essential to the functionality of the software. In these instances, we recognize revenue for the three revenue streams under two units of accounting, which are the (i) software license bundled together with consulting services and (ii) maintenance. For purposes of displaying revenues, we present applicable license fees, maintenance and consulting revenues in our Condensed Consolidated Statements of Operations using VSOE (or, if unavailable, other objective evidence) of fair value for the undelivered elements and assigning the remainder of the arrangement fee to the license.

        The amounts of revenue and related expenses reported in the Consolidated Financial Statements may vary, due to the amount of judgment required to address significant assumptions, risks and

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

uncertainties in applying the application of the percentage-of-completion methodology. Our specific revenue recognition policies are as follows:

  •
  Software License Fees—License fee revenues from end-users are recognized when the software product has been shipped, provided a non-cancelable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. Provided the above criteria are met, license fee revenues from resellers are recognized when there is a sell-through by a reseller to an end-user. A sell-through is determined when we receive an order form from a reseller for a specific end-user sale. We do not generally offer rights of return, acceptance clauses or price protection to our customers. In situations where software license contracts include rights of return or acceptance clauses, revenue is deferred until the clause expires. Typically, our software license fees are due within a 12-month period from the date of shipment. If the fee due from the customer is not fixed or determinable, or includes payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In software arrangements that include rights to multiple delivered elements such as software products or specified upgrades and undelivered elements such as support or services, we allocate the total arrangement fee according to the fair value of each element using VSOE. VSOE of fair value is determined using the price charged when that element is sold separately. In software arrangements in which we have fair value of all undelivered elements but not of a delivered element, we use the residual method to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element and is recognized as revenue. In software arrangements in which we do not have VSOE of fair value of all undelivered elements, revenue is deferred until fair value is determined or all elements for which we do not have VSOE of fair value, have been delivered.

  •
  Maintenance and Support—Revenues from customer maintenance and support contracts are deferred and recognized ratably over the term of the agreements. Revenues for maintenance and support that are bundled with license fees are deferred based on the VSOE of fair value of the bundled maintenance and support and recognized over the term of the agreement. VSOE of fair value is based on the renewal rate for continued maintenance and support arrangements.

  •
  Consulting Services—Revenues from consulting services (including training and implementation services) are recognized as services are provided to customers. Revenues for consulting services that are bundled with license fees are deferred based on the VSOE of fair value of the bundled services and recognized when the services are performed. VSOE of fair value is based on the price charged when training and consulting services are sold separately.

Deferred Debt Issuance Costs

        Deferred debt issuance costs of $4.9 million are included in Other assets, net of amortization, as of May 31, 2008. Deferred debt issuance costs are being amortized using the straight-line method over the estimated remaining maturity of the related convertible debt and are included in interest expense in our Consolidated Statement of Operations.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Sales Returns and Allowances

        We do not generally provide a contractual right of return. However, in the course of arriving at practical business solutions to various warranty and other claims, we have allowed sales returns and allowances. We record a provision against revenue for estimated sales returns and allowances on licenses and consulting in the same period the related revenues are recorded or when current information indicates additional amounts are required. These estimates are based on historical experience determined by analysis of return activities, specifically identified customers and other known factors. If the historical data we utilize does not reflect expected future performance, a change in the allowances would be recorded in the period such determination is made affecting future results of operations.

        Following is a roll forward of our product warranty reserve (in thousands):

Balance, May 31, 2005	$1,717
Provision	2,610
Write-offs	(2,333)
Recoveries	(1)
Translation adjustment	(5)

Balance, May 31, 2006	1,988
Provision	3,050
Write-offs	(1,285)
Translation adjustment	(8)

Balance, May 31, 2007	3,745
Provision	6,398
Write-offs	(2,465)
Translation adjustment	242

Balance, May 31, 2008	$7,920

Research and Development

        Expenditures for software research and development are expensed as incurred. These expenses consist primarily of salaries, employee benefits, related overhead costs, and consulting fees associated with product development, enhancements and upgrades for existing customers under maintenance and for new customers, testing, quality assurance, and documentation. Such costs are required to be expensed until the point that technological feasibility of the software is established. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and no significant development costs have been incurred during that period. Our software research and development costs primarily relate to our efforts during the period prior to technological feasibility and are charged to operations as incurred. Accordingly, we have not capitalized any software research and development costs to date.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Advertising Expense

        We expense advertising costs as incurred. Advertising expenses of $16.2 million, $12.4 million, and $10.4 million were charged to sales and marketing expenses during the years ended May 31, 2008, 2007, and 2006, respectively.

Income Taxes

        Consistent with prior quarters, and upon our June 1, 2007 adoption of FIN 48, we recognize accrued interest related to unrecognized tax benefits in tax expense. Penalties, if incurred, are also recognized as a component of tax expense. In addition, the tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

        Our provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment with significant operations in various locations outside of the United States. Accordingly, our consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable rates.

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

        In conjunction with preparing the global tax provision, we must assess temporary differences resulting from the different treatment of specific items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. As part of this process, we must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment establish a valuation allowance, if required. The determination of our valuation allowance is based upon a number of assumptions, judgments, and estimates, including historical operating results, forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, except as discussed below for pre-acquisition deferred tax assets that had a pre-acquisition valuation allowance, we reflect the change with a corresponding increase or decrease to our tax provision in our Consolidated Statements of Operations.

        Under the provisions of SFAS 109 and related interpretations, future period reductions to the valuation allowance related to Intentia's deferred tax assets that existed as of the date of the acquisition of Intentia are first credited against goodwill, then to the other identifiable assets existing at the date of acquisition, and then, once these assets have been reduced to zero, credited to the income tax provision. A non-cash provision will be credited against goodwill for the utilization of pre-acquisition net operating losses that had been fully reserved in purchase accounting.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Concentrations of Credit Risks

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash equivalents consist primarily of money market instruments and highly liquid debt securities of corporations, the U.S. Government and its Agencies, with maturities of three months or less at the dated of purchase.

        We grant credit to customers in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion across different industries and geographic areas. No single customer accounted for 10% or more of our revenues for fiscal 2008, 2007 or 2006 or of trade accounts receivable at May 31, 2008 or 2007.

Contingent Liabilities

        We may, from time to time, have unresolved regulatory, legal, tax and other matters (see Note 13, Commitments and Contingencies). We provide for contingent liabilities in accordance with SFAS 5. Pursuant to the provisions of SFAS 5, a loss contingency is charged to income when it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs incurred to resolve regulatory, legal, tax, and other matters in the period incurred.

        Periodically, we review the status of each significant matter to assess our potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated as defined by SFAS 5, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available to us at that time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the accompanying Consolidated Financial Statements. As additional information becomes available, we reassess the potential liability related to any pending claims and litigation and may revise our estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Litigation Reserves

        The establishment of litigation reserves requires significant judgments concerning the ultimate outcome of pending litigation against us and our subsidiaries. Reserves established in the normal course of business are based on the application of SFAS 5, which requires us to record a reserve if we believe an adverse outcome is probable and we are able to make a reasonable estimation of the probable loss. Reserves established in purchase accounting are based on fair value under SFAS 141 so long as fair value can be determined within the purchase price allocation period, otherwise these are determined

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

under SFAS 5. All such reserves exclude legal costs which are treated as period expenses when incurred.

        Litigation by its nature is uncertain and the determination of whether any particular case involves a probable loss and quantifying the amount of loss for purposes of establishing or adjusting applicable reserves requires us to exercise considerable judgment, which is applied as of a certain date. The required reserves may change in the future due to new matters, developments in existing matters or if we determine to change our strategy with respect to the resolution of any particular matter (see Note 4, Business Combinations).

Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill for fiscal 2008 and 2007 were as follows (in thousands):

	May 31,
	2008	2007
Balance as of the beginning of the year	$483,060	$454,550
Goodwill acquired during the year	10,838	1,327
Goodwill adjustments recorded during the year	(9,366)	7,727
Currency translation effect	62,046	19,456

Balance as of the end of the year	$546,578	$483,060

        Goodwill acquired during the year of $10.8 million related primarily to our acquisitions of VasTech and PLM for $7.1 million (see Note 4, Business Combinations), and our additional $3.5 million investment in our subsidiary in Norway (see Note 8, Minority Interest and Investment in Unconsolidated Subsidiaries). The $9.4 million of adjustments to goodwill recorded during fiscal 2008 primarily related to the $4.4 million decrease in the restructuring reserve established in conjunction with our acquisition of Intentia (see Note 3, Restructuring) and adjustments related to net operating loss carryforwards utilization of $4.5 million (see Note 12, Income Taxes).

        For fiscal 2007, the $7.7 million adjustment to goodwill relates to the acquisition of Intentia including an increase of approximately $17.7 million for the preacquisition litigation reserve and a revision to our estimated additional purchase price settlement with former Intentia shareholders of $2.2 million. These increases were partially offset by reductions to reserves, the largest of which related to an adjustment of $10.2 million related to an intercompany transaction (see Note 12, Income Taxes), and to the restructuring reserve of $1.8 million (see Note 3, Restructuring). The remaining fiscal 2007 adjustments to goodwill pertain to other purchase accounting true-ups that were recorded throughout the year.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        Acquired intangible assets subject to amortization were as follows (in thousands):

	May 31, 2008			May 31, 2007
	Gross Carrying Amounts	Accumulated Amortization	Net	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated useful lives
Maintenance contracts	$22,940	$15,047	$7,893	$22,940	$11,822	$11,118	Term
Technology	97,398	34,778	62,620	91,555	22,541	69,014	3-10 years
Client lists	10,755	7,080	3,675	10,765	5,937	4,828	4-10 years
Customer relationships	60,904	15,707	45,197	49,492	5,371	44,121	12 years
Trademarks	6,049	6,004	45	5,281	2,514	2,767	2 years
Order backlog	6,692	6,692	—	5,861	5,861	—	1 year
Non-compete agreements	4,436	3,672	764	3,834	2,226	1,608	5 years

	$209,174	$88,980	$120,194	$189,728	$56,272	$133,456

        We amortize our intangible assets, using underlying cash flow projections and accelerated and straight-line methods which approximates the proportion of future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset. Amortization expense for fiscal 2008, 2007 and 2006 was $29.4 million, $29.6 million and $10.4 million, respectively. Net intangible assets increased from May 31, 2007 by $9.6 million related to the VasTech and PLM acquisitions (see Note 4, Business Combinations) and $6.5 million resulting from the effect of currency translation. Amortization expense is reported in cost of revenues and amortization of acquired intangibles, in our Consolidated Statements of Operations.

        The estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

2009	$24,093
2010	20,507
2011	17,648
2012	14,245
2013	12,159
Thereafter	31,542

$120,194

        We account for goodwill and other intangible assets in accordance with the provisions of SFAS 142. Under SFAS 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We operate as one reporting unit and therefore compare the carrying amount of our goodwill to our market value. Market value is determined utilizing our market capitalization plus a control premium. If our market value exceeds our carrying amount, goodwill is considered not impaired, thus the second step of the impairment test is not necessary. If our carrying amount exceeds

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

our market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is the new accounting basis. A subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed and the loss has been recognized. We completed our annual goodwill impairment assessment as of May 31, 2008 and 2007. These assessments did not identify any potential impairment and accordingly, no impairment loss was recorded.

Stock-Based Compensation

        Effective June 1, 2006, we adopted SFAS 123(R) under which our stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after June 1, 2006 and unvested awards outstanding at June 1, 2006. Compensation costs for unvested stock options and non-vested awards that were outstanding at June 1, 2006, are being recognized over the requisite service periods based on the grant-date fair value of those options and awards as previously calculated under SFAS 123 for pro forma disclosures, using a straight-line method. We elected the modified-prospective method in adopting SFAS 123(R), under which prior periods are not retroactively restated.

        SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model which requires the input of significant assumptions including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of our common stock price over the expected term, the number of options that will ultimately be forfeited before completing vesting requirements and the risk-free interest rate. Changes in these assumptions can materially affect the estimated fair value of our stock-based compensation and, consequently, the related expense recognized. The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our stock- based compensation expense could be materially different in the future (see Note 5, Stock-Based Compensation).

Foreign Currency Translation

        All assets and liabilities of our foreign branches and subsidiaries are translated from local currencies to U.S. dollars at period-end exchange rates, while revenues and expenses are translated at the average exchange rate during the applicable period. The functional currency for each of our foreign branches and subsidiaries is the respective local currency with the exception of our shared service center located in Switzerland whose functional currency is the U.S. dollar. Translation adjustments arising from the translation of net assets located outside of the United States into U.S. dollars are recorded as a separate component of stockholders' equity. The amounts included in our Consolidated

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Statements of Operations related to foreign currency transactions for fiscal 2008, 2007, and 2006 were a net loss of $2.5 million, a net gain of $0.9 million, and a net gain of $0.7 million, respectively.

Derivatives

        We account for derivative instruments, consisting of foreign currency forward contracts, pursuant to SFAS 133 as amended. SFAS 133 requires that derivative instruments be measured at fair value and recorded in the balance sheet as either an asset or liability. We employ derivative financial instruments to offset recognized non-functional currency transaction exposures. All foreign currency forward contracts are generally short term in nature, maturing within 90 days or less. We mark to market all contracts at the end of each reporting period and unrealized gains and losses are included in the Consolidated Statement of Operations for that period. These gains and losses largely offset gains and losses from non-functional currency balance sheet exposures previously recognized and are recorded as an offset to such gains and losses in Other Income in our Consolidated Statement of Operations. We do not use derivative instruments for trading purposes and do not employ hedge accounting. The net fair value of foreign currency forward contracts were net assets of $0.2 million and $0.6 million as of May 31, 2008 and May 31, 2007, respectively and were included in prepaid expenses and other assets on our Consolidated Balance Sheets.

Comprehensive Income (Loss)

        We report comprehensive income (loss) in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). In addition to net income (loss), comprehensive income (loss) includes other items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities and investments. We report accumulated other comprehensive income as a separate line item in the stockholders' equity section of our Consolidated Balance Sheets and the components are detailed in our Consolidated Statements of Stockholders' Equity as comprehensive income (loss).

        The following table summarizes the components of other comprehensive income (in thousands):

	Years ended May 31,
	2008	2007	2006
Net income (loss)	$13,707	$(20,937)	$15,959
Unrealized gain (loss) on investments, net of taxes (benefit) of $16, $14 and $(20)	25	27	(31)
Foreign currency translation adjustment	61,573	15,713	17,316

Other comprehensive income	61,598	15,740	17,285

Compreshensive income (loss)	$75,305	$(5,197)	$33,244

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        Total accumulated other comprehensive income and its components at May 31, 2008 and 2007 were as follows (in thousands):

	May 31,
	2008	2007
Foreign currency translation adjustment	$97,531	$35,958
Unrealized gain (loss) on investments	13	(12)

Accumulated other comprehensive income	$97,544	$35,946

Per Share Data

        We compute net income (loss) per share in accordance with the provisions of SFAS No. 128, Earnings per Share (SFAS 128). Under SFAS 128, basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the applicable period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding plus the weighted average of dilutive shares outstanding during the period. In addition, in periods of net loss, all potentially dilutive common shares are excluded from our computation of diluted weighted average shares outstanding, as their inclusion would have an anti-dilutive effect on net loss per share. We use the treasury stock method to calculate the weighted average dilutive shares related to "in-the-money" stock options and warrants, unvested restricted stock awards, and shares issuable under our employee stock purchase plan. The dilutive effect of our senior convertible notes is calculated based on the average market price of our common stock during the applicable period and the senior convertible notes' conversion price. The senior convertible notes are only dilutive when our common stock's price exceeds the conversion price.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years Ended May 31,
	2008	2007	2006
Basic net income (loss) per share computation:
Net income (loss)	$13,707	$(20,937)	$15,959

Weighted average common shares—basic	177,283	186,363	110,995

Basic net income (loss) per share	$0.08	$(0.11)	$0.14

Diluted net income (loss) per share computation:
Net income (loss)	$13,707	$(20,937)	$15,959

Diluted weighted average shares calculation:
Weighted average common shares	177,283	186,363	110,995
Net dilutive effect of:
Stock options	3,007	—	4,234
Warrants	—	—	21
Restricted stock	274	—	100
ESPP	16	—	—
Senior convertible notes	—	—	—

Weighted average common shares—diluted	180,580	186,363	115,350

Diluted net income (loss) per share	$0.08	$(0.11)	$0.14

        Potentially dilutive shares of common stock related to share-based payments and warrants are excluded from the diluted net income per share computations when their exercise prices are greater than the average market price of our common stock during the applicable periods as their inclusion would be anti-dilutive.

        The following table sets forth potentially dilutive weighted average shares which were excluded from our computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive (in thousands):

	Years Ended May 31,
	2008	2007	2006
Stock options	4,917	11,509	587
Warrants	19,975	2,415	—
Restricted stock	254	409	—
ESPP	—	14	—

Total potentially dilutive shares	25,146	14,347	587

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

New Accounting Pronouncements

        In March 2008, the FASB issued SFAS 161, which requires companies to provide enhanced qualitative and quantitative disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our Q3 fiscal 2009). We are currently evaluating the impact of adopting SFAS No. 161.

        In May 2008, the FASB issued FSP APB 14-1, which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will impact the accounting associated with our $240.0 million senior convertible notes. This FSP will require us to recognize significant additional (non-cash) interest expense based on the market rate for similar debt instruments without the conversion feature. Furthermore, it requires recognizing interest expense in prior periods pursuant to the retrospective accounting treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 (our fiscal 2010) and early adoption is not permitted. We are currently evaluating the impact on our financial statements of applying the provisions of FSP APB 14-1. Assuming applicable market rates of seven to nine percent, we would be required to record additional non-cash interest expense of approximately $10.8 million to $15.6 million annually. On a retrospective basis we would be required to reflect additional non-cash interest of approximately $10.8 million to $15.6 million for fiscal 2008 and approximately $1.8 million to $2.6 million for fiscal 2007.

        In December 2007, the FASB issued SFAS 141(R), which will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) establishes principles and requirements for the recognition and measurement of identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Some of the changes, such as the accounting for contingent consideration and exclusion of transaction costs from acquisition accounting may introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 (our fiscal 2010). With the adoption of SFAS 141(R), our accounting for future business combinations will change on a prospective basis beginning in the first quarter of fiscal 2010. In relation to previous acquisitions, the provisions of SFAS 141(R) will require any release of valuation allowance recorded through purchase accounting to be included in our Consolidated Statement of Operations rather than as an adjustment to goodwill. This would have a favorable impact to operating results.

        In December 2007, the FASB issued SFAS 160. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a separate component of equity rather than as a liability. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (our fiscal 2010). We do not expect the adoption of SFAS 160 to have a material impact on our financial statements.

        In February 2007, the FASB issued SFAS 159, which is effective for fiscal years beginning after November 15, 2007 (our fiscal 2009). Under SFAS 159, companies may elect to measure specified

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. We are currently evaluating the potential impact on our financial statements of adopting SFAS 159.

        In September 2006, the FASB issued SFAS 157. SFAS 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 (our fiscal 2009). In February 2008, the FASB issued FSP 157-1 and FSP 157-2. FSP 157-1 removes certain leasing transactions from the scope of SFAS 157. FSP 157-2 partially defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis (at least annually). The adoption of SFAS 157, along with the recently issued Staff Positions, will not have a significant impact on our financial statements.

3. Restructuring

        The following table sets forth the reserve activity for fiscal 2008, related to each of our restructuring plans and the reserve balances, which are included in accrued compensation and benefits in our Consolidated Balance Sheet as of May 31, 2008 and 2007 (in thousands):

			Fiscal 2006
	Total	Fiscal 2007	Intentia	Legacy Lawson	Fiscal 2005 Phase I & II
Balance, May 31, 2006	$30,771	$—	$29,480	$1,189	$102
Provision for restructuring	15,483	11,866	—	3,617	—
Cash Payments	(19,958)	(1,392)	(16,472)	(1,904)	(190)
Adjustments to provision	(251)	—	—	(339)	88
Adjustments to provision—Goodwill	(1,751)	—	(1,751)	—	—

Balance, May 31, 2007	24,294	10,474	11,257	2,563	—
Cash Payments	(8,805)	(5,443)	(2,905)	(457)	—
Adjustments to provision	(731)	(237)	(365)	(129)	—
Adjustments to provision—Goodwill	(4,431)	—	(4,431)	—	—
Currency translation effect and other	1,271	(99)	1,370	—	—

Balance, May 31, 2008	$11,598	$4,695	$4,926	$1,977	$—

Fiscal 2007 Restructuring

        Fiscal 2007 Restructuring.    On February 28, 2007, we completed a roadmap for optimizing our productivity by enhancing global sourcing capabilities and resources. This roadmap calls for the rebalancing of our resources between various locations primarily in the U.S., Europe and our global support center in the Philippines. Management envisions the reduction of approximately 250 employees primarily in the Company's U.S. and European operations over the course of fiscal 2008 and the first quarter of fiscal 2009. This reduction will include employees working in all areas of the Company, predominantly in consulting and research and development. In conjunction with this roadmap and in

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

3. Restructuring (Continued)

accordance with SFAS 112 we recorded a charge of $11.9 million. As of May 31, 2007, we had a reserve of $10.5 million for severance and related benefits. For fiscal 2008, $5.4 million of severance and related benefits were paid and $0.2 million of adjustments were made to the reserve. The ending reserve balance at May 31, 2008 was $4.7 million and we expect actions relating to severance will be completed in the first quarter of fiscal 2009 with related cash payments continuing through November 2008.

Fiscal 2006 Restructuring

        On April 26, 2006, in conjunction with the business combination with Intentia International AB (Intentia), we approved a plan designed to eliminate employee redundancies in both Intentia and legacy Lawson.

        Fiscal 2006 Legacy Lawson.    The plan for legacy Lawson included the reduction of approximately 60 employees in the U.S. and U.K. and the exit or reduction in space for leases in certain facilities. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and consulting. As of May 31, 2007, we had a reserve of $2.6 million for both severance and associated benefits and for the exit or reduction of leased facilities. For fiscal 2008, cash payments of $0.5 million were made for the exit of leased facilities. In addition, adjustments of $0.1 million were made to the reserve related to the exit of leased facilities. The ending reserve balance at May 31, 2008 was $2.0 million for the exit or reduction of leased facilities. Actions relating to severance were completed in the first quarter of fiscal 2008. We expect cash payments for the exit of leased facilities to continue through July 2011.

        Fiscal 2006 Intentia.    The plan for Intentia included the reduction of approximately 125 employees in the EMEA and APAC regions and the exit or reduction in space for leases in certain facilities. The reduction of employees included employees who worked in all functional areas of the Company. As of May 31, 2007, we had a reserve of $11.3 million for both severance and associated benefits and for the exit or reduction of leased facilities. Cash payments of $0.9 million and $2.0 million were made for severance and associated benefits and for the exit of leased facilities in fiscal 2008, respectively. There were adjustments made for the lease exit costs of $4.4 million in fiscal 2008 primarily related to a change in the original lease restructuring plan. EITF 95-3 requires that a reduction to a restructuring liability established in connection with a business purchase combination should reduce the amount originally recorded to goodwill. The ending balance as of May 31, 2008 was $4.9 million related to the reserve for the exit or reduction of leased facilities. Actions relating to severance were completed in the third quarter of fiscal 2008. We expect cash payments for the exit of leased facilities to continue through June 2012.

        We expect to see cost savings in future periods as a result of the restructuring plans with a reduction in cost of revenue and operating expenses resulting from lower facility lease expense and reduced headcount.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

4. Business Combinations

Intentia International AB

        On April 25, 2006, we completed the acquisition of Intentia. We believe that the combination provides opportunities to leverage sales channels and to sell expanded product lines across the combined business' customer base. The acquisition was accomplished through our offer to exchange Intentia's shares and warrants for newly issued shares of Lawson common stock. The results of operations of Intentia are included in our Consolidated Statements of Operations from the date of the acquisition.

        The total purchase price was $460.9 million, which consisted of $443.9 million for the fair value of our common stock issued in exchange for shares and warrants in Intentia, $7.2 million for the cash purchase of the remaining common stock of Intentia, and $9.8 million in transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $419.3 million of goodwill, $128.5 million of identifiable intangible assets and $80.2 million of deferred revenue. These amounts and the net liabilities assumed of $45.4 million as well as cash acquired of $38.7 million equal the total purchase price of $460.9 million. The following details the components of the total purchase price (in thousands):

Value of common stock issued in exchange for shares and warrants in Intentia: 80,124,336 shares at $5.54 per share	$443,889
Cash purchase of shares not tendered	7,201
Transaction costs (net of tax benefit of $2,559)	9,799

Total purchase price	$460,889

        Litigation Reserve.    Since our acquisition of Intentia in April 2006, we have accumulated information regarding Intentia customer claims and disputes that arose in EMEA and APAC several months or years before the acquisition. Over fiscal 2008 and 2007 this has been a time consuming process as former Intentia managed most of these claims and disputes at the local country level. The initial purchase accounting accrual for these claims and disputes was recorded in fiscal 2006 and disclosed as preliminary in our Annual Report on Form 10-K for fiscal 2006. In fiscal 2007 we completed a thorough assessment of these claims and obtained sufficient information to adjust the preliminary estimate of fair value for these claims and disputes resulting in an incremental accrual of $12.8 million. In the third quarter of fiscal 2008, we updated our estimated reserve requirements based on an analysis of the current status of negotiations related to each unsettled case and recorded a reduction to the reserve of $3.9 million. During the third quarter we made some refinements in our resolution approach. This combined with some favorable results drove the reduction in the estimated reserve. The original charge to establish the reserve and the subsequent adjustment in fiscal 2007 were recorded to goodwill as part of the purchase accounting related to our acquisition of Intentia. The reduction in the reserve was recorded in General and administrative expenses in our Consolidated Statements of Operations for fiscal 2008, as the quarter was outside the period in which adjustments to such purchase accounting was allowed. The applicable reserve is recorded at present value and is expected to be consumed through a combination of cash payments, accounts receivable write-offs and free services over the next 12 to 15 months. Because the reserve is recorded at present value, an aggregate $0.6 million and $1.7 million of interest accretion was recorded in fiscal 2008 and 2007,

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

4. Business Combinations (Continued)

respectively. We expense our defense costs during the period when incurred. If the aggregate settlement costs or judgments exceed the fair value estimate established as part of the purchase price adjustment, the overage would be expensed in the period when incurred.

        The following table sets forth litigation reserve activity for the fiscal years presented (in thousands):

Balance May 31,2006	$16,321
Acquired reserve	12,844
Settlements	(12,694)
Interest	1,668
Translation adjustment	157

Balance May 31,2007	18,296
Reserve adjustment	(3,898)
Settlements	(9,608)
Interest	611
Translation adjustment	2,005

Balance May 31,2008	$7,406

        Restructuring Activities.    In conjunction with the acquisition, we approved a plan designed to eliminate employee redundancies and terminate certain lease agreements. The plan for reduction of Intentia employees and exit of Intentia leased facilities was included as part of the purchase price as of the acquisition date (see Note 3, Restructuring).

        Pro forma Financial Information.    The unaudited financial information presented in the table below summarizes the combined results of operations of Lawson and Intentia, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that we would have achieved if the acquisition had taken place at the beginning of the period presented. In addition, the pro forma financial information does not include the realization of any cost savings from operating efficiencies, synergies or other restructuring costs or benefits as a result of the business combination. The pro forma financial information presented includes the combined historical revenues, amortization of acquired intangible assets, adjustments to interest expense, adjustments for certain other purchase accounting entries and related tax effects. The pro forma financial information does not reflect the elimination of deferred license revenue. Our actual purchase accounting eliminated Intentia deferred license fee revenues, at the purchase date, in excess of $200 million. The pro forma financial information presented does not include this decrease in deferred revenue or the related roll-in because it is not recurring. Had this been included there would have been a significant negative impact to the revenues and net income reflected below. The pro forma financial information presented below does not represent what we expect current or future earnings to be under U.S. GAAP.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

4. Business Combinations (Continued)

        The following table summarizes the pro forma financial information of combined Lawson and Intentia (in thousands, except per share data).

Year Ended May 31, 2006
Total revenues	$874,203
Net income	$49,607
Net income per share—basic	$0.26
Net income per share—diluted	$0.25

Competency Assessment Solutions

        On July 20, 2006, we acquired all of the outstanding equity of Competency Assessment Solutions (CAS) for $2.3 million in cash. The acquisition was completed to augment our human capital management solutions. In the allocation of the excess purchase price over the fair value of assets acquired $1.3 million was allocated to goodwill and $1.3 million was allocated to amortizable intangible assets which included acquired technology and a non-compete agreement. These amounts and the net liabilities assumed of $0.3 million equal the total purchase price of $2.3 million. The financial results of CAS are included in our Consolidated Statements of Operations from the date of acquisition. Pro forma information has not been presented as it was not material to our results of operations for fiscal 2007.

Sigma

        On December 14, 2006, we entered into a purchase agreement with Sigma Enterprise Applications AB (Sigma) whereby we acquired Sigma's business pertaining to the maintenance and servicing of Lawson S3 products for approximately $1.0 million in cash, $0.3 million of assumed liabilities and a contingent additional payment of $0.6 million,. The acquisition was completed to augment sales of our S3 products in the Nordic region. The allocation of the purchase price of $1.3 million along with transaction costs of $0.1million was allocated accordingly: $1.3 million to existing technology, to be amortized over a five-year period, and $0.1 million to a non-compete agreement, to be amortized over a three-year period. The financial results for Sigma are included in our Consolidated Statements of Operations from the date of acquisition. Pro forma information has not been presented as it was not material to our results of operations for fiscal 2007.

VasTech

        On March 3, 2008, we acquired all the outstanding stock of Visual Advance Systems Technology (VasTech), a provider of workforce management software and services based in Annapolis, Maryland for $13.1 million. With this acquisition, we are now offering our customers, primarily in the healthcare and hospitality industries, an advanced workforce management staffing and scheduling solution to complement our Lawson Human Capital Management offerings. The total cost of the acquisition included direct transaction costs of approximately $0.1 million. The purchase price in excess of the $1.7 million fair value of net tangible assets acquired was allocated $7.7 million to amortizable intangible assets and $4.3 million to goodwill. In addition, we recorded deferred revenue of $0.6 million

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

4. Business Combinations (Continued)

as of the effective date of this transaction. The amortizable intangible assets included existing technology of $3.3 million, to be amortized over a five year period, and customer relations valued at $4.4 million, to be amortized over an eight year period. The goodwill we recorded is expected to be deductible for tax purposes. The results of operations of VasTech are included in our Consolidated Statements of Operations from the date of the acquisition. Pro forma information has not been presented as it was not material to our results of operations for fiscal 2008.

PLM

        On March 17, 2008, we acquired the Product Lifecycle Management (PLM) software division of San Francisco-based Freeborders® for $4.1 million. The addition of PLM capabilities to our portfolio of enterprise software offerings will help our customers in the fashion industry establish processes that will enable them to cut the lead time from product concept to production to actual delivery to the retail store shelf. The total cost of the acquisition included approximately $0.1 million in transaction costs. The excess of the purchase price over the fair value of net tangible assets acquired was allocated $1.9 million to amortizable intangible assets, $2.8 million to goodwill and $0.6 million to deferred revenue. The amortizable intangible assets included existing technology of $1.1 million, to be amortized over a four year period, and customer relations valued at $0.8 million, to be amortized over a six year period. The goodwill related to this acquisition is also expected to be deductible for tax purposes. The results of operations of PLM are included in our Consolidated Statements of Operations from the date of the acquisition. Pro forma information has not been presented as it was not material to our results of operations for fiscal 2008.

5. Stock-Based Compensation and Stock Incentive Plans

Share-Based Compensation

        On June 1, 2006, we adopted the provisions of SFAS 123(R) which replaced SFAS 123 and superseded APB 25. Under SFAS 123(R) our share-based employee compensation cost is recognized using the fair value based method for all new awards granted after June 1, 2006 and unvested awards outstanding at June 1, 2006. We elected the modified-prospective method of adopting SFAS 123(R), under which prior periods were not retroactively restated.

        SFAS 123(R) requires us to estimate the fair value of our share-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model which requires the input of significant assumptions including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the applicable risk-free interest rate. Changes in these assumptions can materially affect the estimated fair value of our share-based compensation and, consequently, the related expense recognized. The value of the portion of awards that are ultimately expected to vest is recognized as expense over the requisite vesting periods in our Consolidated Statements of Operations. Prior to adopting SFAS 123(R), we elected the disclosure only option under SFAS 123. In our SFAS 123 disclosures, we also used the Black-Scholes option-pricing model to estimate the fair value of our share-based compensation awards.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

5. Stock-Based Compensation and Stock Incentive Plans (Continued)

        The following table presents the weighted average fair value of options granted to employees and the related assumptions we used in the Black-Scholes option pricing model for the periods presented:

	Years Ended May 31,
	2008	2007	2006
Fair value of options granted (in thousands)	$5,452	$9,589	$14,244
Weighted average per share fair value of options granted	$3.40	$3.51	$3.58
Assumptions used for estimating fair value of option grants:
Expected term (years)	4.2	4.7	5.4
Risk-free interest rate	3.5%	4.7%	4.4%
Volatility	38.2%	49.4%	52.0%
Dividend yield	—	—	—

(a)
Expected term:    Prior to June 1, 2006, we calculated expected term based on historical observations. After adoption of SFAS 123(R), we calculate expected term based on historical observations and expectations of future employee stock option behavior.

(b)
Risk-free interest rate:    This rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity that correlates to the expected term of the options. For fiscal 2008 the range was 2.37% to 5.01%.

(c)
Volatility:    We used a combination of historical and implied volatility (blended method) to calculate our stock's volatility for the first half of fiscal 2008. We used historical volatility for the second half of the year using a look-back period equal to the options' expected term.

(d)
Dividend yield:    We have not historically paid dividends and do not expect to issue dividends for the foreseeable future.

        The amount of share-based compensation expense recognized in our Consolidated Statements of Operations for fiscal 2008 and 2007 included compensation expense for share-based payment awards granted on or prior to June 1, 2006, but not yet vested as of that date. Prior to June 1, 2006, we accounted for these awards using the intrinsic value method in accordance with the provisions of APB 25. Share-based employee compensation costs have been recognized using the fair value based method for all new awards granted after June 1, 2006. Compensation costs for unvested stock options and non-vested awards that were outstanding at June 1, 2006 are being recognized over the requisite service periods based on the grant-date fair value of those options and awards as previously calculated under SFAS 123 for pro forma disclosures.

        In addition, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As a result, share-based compensation expense recognized in our Consolidated Statements of Operations for fiscal 2008 and 2007 was based on awards ultimately expected to vest. An estimated forfeiture rate was also factored into the SFAS 123 pro forma disclosure of share-based compensation expense for fiscal 2006. Our estimated forfeiture rate was calculated based on actual historical forfeitures experienced under our equity plans. Changes to the forfeiture rate are accounted for as a cumulative effect of change in the period of such change. In the third quarter of fiscal 2008, we performed our periodic review of our

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

5. Stock-Based Compensation and Stock Incentive Plans (Continued)

estimated forfeiture rate and based on turnover during the last twelve months, we adjusted our forfeiture rate from 6.1% to 17.4%. This change in estimated forfeiture rate resulted in a $0.7 million decrease in share-based compensation expense for fiscal 2008.

        The following table presents share-based compensation expense recognized in our Consolidated Statements of Operations, by classification, for the periods indicated (in thousands):

	Years ended May 31,
	2008	2007	2006(1)
Cost of revenues	$740	$1,011	$2
Research and development	452	635	8
Sales and marketing	1,105	1,509	14
General and administrative	4,446	4,497	6,779

Stock-based compensation expense, before income tax	6,743	7,652	6,803
Income tax benefit	(2,596)	(2,961)	(2,639)

Stock-based compensation expense, net of tax	$4,147	$4,691	$4,164

    (1)
    For fiscal 2006, prior to the adoption of SFAS 123(R), the share-based compensation expense recognized included a $6.3 million, or $3.8 million after tax non-cash charge resulting from the negotiated separation agreement with our former President and CEO.

        The following table presents pro forma net income and net income per share for fiscal 2006 as if we had applied the fair value recognition provisions of SFAS 123 to all of our share-based awards (in thousands, except per share data):

Year Ended May 31, 2006
Net income as reported	$15,959
Add: Stock-based employee compensation expense
included in reported net income, net of taxes	4,164
Deduct: Stock-based compensation expense determined
under the fair value method for all awards, net of tax	(6,102)

Pro forma net income	$14,021

Net income per share:
Basic: As reported	$0.14
Pro forma	$0.13
Diluted: As reported	$0.14
Pro forma	$0.12

Stock Incentive Plans

        Our 1996 Stock Incentive Plan (1996 Plan) provides for the granting of non-qualified stock options, restricted stock units, performance awards and other share-based awards. There are 27.7 million shares of

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

5. Stock-Based Compensation and Stock Incentive Plans (Continued)

our common stock reserved for issuance under the plan. As of May 31, 2008, there were 7.8 million awards outstanding under the 1996 Plan and less than 0.1 million shares were available for future grant. Our 2001 Stock Incentive Plan (2001 Plan) provides for the granting of incentive stock options, non-qualified stock options, or restricted stock. There are 35.0 million shares of our common stock reserved for issuance under the 2001 Plan. As of May 31, 2008, there were 4.2 million awards outstanding under the 2001 Plan and 22.1 million shares were available for future grant.

        On July 10, 2008, our Board of Directors approved an amendment to the 2001 Plan to allow for the future grant of restricted stock units in addition to stock options and restricted stock. The amendment did not increase the overall number of shares of our common stock that may be issued under the 2001 Plan.

Stock Options

        The stock options we grant to our employees generally vest over a four-year to six-year period, are subject to acceleration under certain events and expire seven to ten years from the date of grant. Option awards are granted with exercise prices equal to the fair market value of our common stock at the date of grant. Newly issued shares are used in settlement of stock option exercises.

        The following table summarizes stock option activity for fiscal 2008, 2007 and 2006 (in thousands) and weighted average exercise prices and remaining contractual life (in years):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, May 31, 2005	16,972	$4.11
Expired/Forfeited/Canceled	(1,815)	$6.62
Granted at fair market value(1)	4,270	$6.59
Exercised	(4,755)	$2.76

Outstanding, May 31, 2006	14,672	$4.96
Expired/Forfeited/Canceled	(1,612)	$7.20
Granted at fair market value	2,745	$7.44
Exercised	(3,342)	$3.64

Outstanding, May 31, 2007	12,463	$5.57
Expired/Forfeited/Canceled	(316)	$7.72
Granted at fair market value	1,605	$9.56
Exercised	(1,672)	$4.10

Outstanding, May 31, 2008	12,080	$6.25	5.79

Exercisable, May 31, 2008	7,457	$5.32	5.01

    (1)
    Includes 1.2 million stock options granted to employees as a result of our acquisition of Intentia.

        The aggregate intrinsic value of options exercised during fiscal 2008, 2007 and 2006 (the amount by which the market price of our common stock on the date of exercise exceeded the exercise price of the option) was $9.3 million, $12.3 million and $20.7 million, respectively. Cash received from the

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

5. Stock-Based Compensation and Stock Incentive Plans (Continued)

exercise of stock options in fiscal 2008 was $6.9 million. The total tax benefit realized for the tax deductions from options exercised in fiscal 2008 was $2.5 million.

        Stock options exercisable at May 31, 2008, 2007 and 2006 were 7.5 million, 7.4 million and 8.9 million, respectively. The total fair value of options vested during fiscal 2008, 2007 and 2006 was $5.6 million, $5.4 million and $4.1 million, respectively. As of May 31, 2008, there was $9.2 million of unrecognized compensation expense related to outstanding stock options that is expected to be recognized over a period of 2.3 years.

        A summary of stock options as of May 31, 2008, is as follows (in thousands except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (Yrs)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1)	Number of Options	Weighted- Average Remaining Contractual Life (Yrs)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1)
$2.25 - $2.32	1,627	1.75	$2.26	10,510	1,627	1.75	$2.26	10,510
$2.97	559	3.00	$2.97	3,214	559	3.00	$2.97	3,214
$3.99 - $7.19	5,092	6.44	$5.98	13,952	3,548	6.09	$5.91	9,970
$7.20 - $9.77	4,794	6.81	$8.26	2,205	1,716	6.52	$7.71	1,733
$14.00	8	3.33	$14.00	—	7	3.33	$14.00	—

$2.25 - $14.00	12,080	5.79	$6.25	$29,881	7,457	5.01	$5.32	$25,427

(1)
The aggregate intrinsic value was calculated based on the amount by which the market value of our common stock on May 31, 2008 of $8.72 exceeded the weighted-average exercise prices for all in-the-money options outstanding and options exercisable.

Amendments to Stock Option Agreements

        Effective on June 1, 2005, we amended the stock options held by each of our non-employee directors to: (1) fully vest and eliminate the Company's call right to purchase shares issued after exercise and (2) allow those options to be exercised until the earlier of two years after resignation as a director or 10 years after the date of grant. This change resulted in the recognition $0.1 million in compensation expense for fiscal 2006 due to the fact that these options were "in-the-money" at the time they were modified.

        Effective on June 1, 2005, we amended the stock options that were held by each officer who was then subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934 and had an exercise price per share greater than or equal to $5.95 (the closing price on NASDAQ on June 1, 2005). These options were amended to allow that officer to exercise the options that are unexercised and vested as of that officer's employment termination date until the earlier of two years after termination employment or ten years after the date of grant. Stock options previously granted to any Section 16 reporting officer with an exercise price per share less than $5.95 were not amended. This amendment had no impact on our Consolidated Statement of Operations for fiscal 2006 as there was no charge required under APB 25. In our fiscal 2006 pro forma disclosure under SFAS 123 we

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

5. Stock-Based Compensation and Stock Incentive Plans (Continued)

reflected a charge of $0.1 million, net of tax. Effective June 2, 2005, as part of the separation agreement with our former CEO, the outstanding stock options held by our former CEO that had an exercise price greater than the closing price of our common stock on June 1, 2005, were amended to cease vesting after termination of full-time employment and to extend the exercise period to two years from the end of full-time employment. This change resulted in compensation expense being recognized for fiscal 2006 of $6.3 million, or $3.8 million net of tax. As these options were 100% vested, under the fair value based method, we reflected $0.4 million, net of tax, relating to the incremental value on the modified options as compared to the options before modification in our fiscal 2006 pro forma disclosure under SFAS 123.

        Effective October 11, 2006, we amended the stock option agreement entered into with our current CEO on June 2, 2005 pertaining to the grant of non-qualified stock options for the purchase of 2.5 million shares of our common stock. Under the terms of the amendment, the stock option agreement was modified so that the vesting of those stock options accelerate 100%: (1) if the CEO is terminated without cause or resigns for good reason (as defined in the stock option agreement) within two years of a change in control of the Company (as defined in the stock option agreement), (2) if the stock options were terminated as part of a change in control of the Company, or (3) upon the CEO's death, disability or retirement (as defined in the stock option agreement). The Compensation Committee of our Board of Directors approved this amendment so that the conditions for acceleration of vesting for the CEO's stock options would be the same as the stock options granted to our newly hired CFO on October 5, 2006 and the stock options previously granted to other executive officers. Because the nature of this amendment did not change the assumptions used under SFAS 123(R) when estimating the fair value of these stock options before and after the amendment, there was no additional expense required to be recorded under SFAS 123(R) and thus there was no impact to our Consolidated Statement of Operations for fiscal 2007.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

5. Stock-Based Compensation and Stock Incentive Plans (Continued)

Restricted Stock and Restricted Stock Unit Awards

        The following table summarizes restricted stock award activity during the fiscal 2008, 2007 and 2006 (in thousands, except per share data):

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested, May 31, 2005	—	—
Granted	100	$5.25
Vested	—	—

Nonvested, May 31, 2006	100	$5.25
Granted	725	$7.75
Vested	(50)	$5.25

Nonvested, May 31, 2007	775	$7.57
Granted	728	$9.38
Vested	(50)	$5.25
Cancelled	(100)	$7.96

Nonvested, May 31, 2008	1,353	$8.59

        On June 2, 2005, we granted a restricted stock award of 100,000 shares of common stock to our then newly appointed President and CEO. These shares had a $0.5 million market value at the date of grant, vested in two 50,000 share increments on June 1, 2006 and 2007, and were subject to acceleration upon certain events. The market value of the restricted stock award was recorded in additional paid in capital, a component of stockholders' equity, and was amortized over the respective vesting periods.

        During fiscal 2007 we granted restricted stock unit awards of 724,500 shares of common stock to various executives. These awards had a combined $5.5 million market value at the date of grant, cliff vest three years from the date of grant and are subject to acceleration upon certain events. The market value of the restricted stock units is being amortized over the respective vesting periods.

        During fiscal 2008 we granted restricted stock and restricted stock unit awards to various executives of 430,200 and 298,125, respectively. These awards had a combined $6.8 million market value at the date of grant, cliff vest three years from the date of grant and are subject to acceleration upon certain events. The market value of the restricted stock and restricted stock units is being amortized over the respective vesting periods.

        For fiscal 2008, 2007 and 2006, amortization of the unearned compensation related to restricted stock and restricted stock unit awards was $1.6 million, $1.0 million and $0.4 million, respectively. Unrecognized compensation expense related to nonvested restricted stock awards as of May 31, 2008, was $4.5 million, before income tax, and is expected to be recognized over a weighted average period of 2.1 years. Total fair value of vested shares of restricted stock was $0.3 million as of May 31, 2008.

        During fiscal 2008, none of the criteria to necessitate the acceleration of any of the vesting requirements related to the 2006, 2007 or 2008 grants occurred.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

5. Stock-Based Compensation and Stock Incentive Plans (Continued)

Employee Stock Purchase Plan

        In February 2001, our stockholders approved our 2001 Employee Stock Purchase Plan (ESPP), which was effective as of our initial public offering. Our ESPP is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Prior to April 2006, our ESPP allowed eligible employees to purchase our common stock at a price equal to 85% of the lower of the fair market value of our common stock at the beginning or end of the offering period, which commenced each January 1 and July 1. On April 1, 2006, the ESPP was amended to allow eligible employees to purchase our common stock at a price equal to 85% of the fair market value at the end of each quarter of the offering period. The ESPP originally terminated when all of the shares reserved under the plan were purchased or five years from the effective date unless our Board of Directors resolved to extend the ESPP for one or more additional periods of five years each. In June 2006, our Board of Directors approved a five-year amendment to the ESPP which was approved by our stockholders. There are 20.8 million shares of our common stock reserved for issuance under the ESPP, of which approximately 17.2 million shares were available for issuance as of May 31, 2008. There have been 3.6 million shares issued under the ESPP through May 31, 2008.

        Prior to the adoption of SFAS 123(R) on June 1, 2006, we accounted for our ESPP in accordance with the provisions of APB 25 and related Interpretations. As our ESPP was considered noncompensatory at that time, no share-based compensation expense was recognized in our Consolidated Statements of Operations in fiscal 2006.

        For fiscal 2006, our pro forma disclosures under SFAS 123 included an estimated fair value of share-based compensation expense related to our ESPP of approximately $1.4 million. This estimate was calculated using the Black-Scholes option-pricing model (similar to stock option grants) using a six month expected term, a volatility of 42.8%, a risk-free interest rate of 4.8%, expiration of six months from the date of grant and a dividend rate of zero percent.

        As of our adoption of SFAS 123(R), the estimated fair value of our ESPP is recognized as share-based compensation in our Consolidated Statements of Operations for fiscal 2008 and 2007. With the April 2006 amendments to our ESPP, primarily the elimination of the look-back feature related to the purchase price, fair value compensation costs of our ESPP is estimated as the 15% discount on our common stock provided employees at the end of each quarterly offering period. ESPP share-based compensation of approximately $0.5 million was recorded in fiscal 2008 and 2007.

Tax Impacts of Share-based Compensation

        In addition to the recognition of the fair value of our share-based awards as compensation expense in our Consolidated Statements of Operations, SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options and stock awards to be classified as financing cash inflows rather than operating cash inflows. For fiscal 2008 and 2007, we had excess tax benefits from stock transactions of $2.1 and $2.5 million, respectively, which have been classified as financing cash inflows pursuant to SFAS 123(R). These amounts are shown as "Excess tax benefit from stock transactions" in our Consolidated Statements of Cash Flows. Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options and settlement of restricted stock awards as operating cash flows in our Consolidated Statements of Cash Flows. As

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

5. Stock-Based Compensation and Stock Incentive Plans (Continued)

such, excess tax benefits from stock transactions of $4.4 million for fiscal 2006, were classified as operating cash inflows.

6. Financial Statement Components

        Supplemental disclosures of our non-cash investing and financing transactions (in thousands):

	Years Ended May 31,
	2008	2007	2006
Stock options exercised using common stock	$347	$938	$4,857
Assets acquired under capital leases	425	295	183
Issuance of common shares for acquisition	—	—	443,889
Issuance of restricted stock awards	1,250	—	232

Acquisition Related Costs

        During fiscal 2008, we incurred approximately $0.3 million in acquisition costs related to our VasTech and PLM acquisitions. In fiscal 2007 and 2006 we incurred acquisition costs of $0.1 million and $8.5 million, respectively, related to our business combination with Intentia. These costs are reflected within cash flows from investing activities as cash paid in conjunction with acquisitions in the accompanying Consolidated Statements of Cash Flows for fiscal 2008, 2007 and 2006.

Restricted Cash

        We had $2.8 million held as restricted cash as of May 31, 2008 related to various guarantees (see Note 7, Long-Term Debt and Credit Facilities). Of the $2.8 million, we expect $0.8 million will be unrestricted within one year. The remaining restricted cash has been classified as a non-current asset on our Consolidated Balance Sheets.

Accounts Receivable, Net

        The components of our trade accounts receivable were as follows (in thousands):

	May 31,
	2008	2007
Trade accounts receivable	$168,451	$147,771
Unbilled accounts receivable	21,221	25,083
Less: allowance for doubtful accounts	(5,625)	(9,907)

Trade accounts receivable, net	$184,047	$162,947

        Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to our customer because the amounts were earned but not contractually billable as of the balance sheet date.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

6. Financial Statement Components (Continued)

Rollforward of Allowance for Doubtful Accounts

        The following is a rollforward of our allowance for doubtful accounts (in thousands):

Balance, May 31, 2005	$3,183
Acquired in business combination	17,940
Provision	(1,147)
Write-offs	(624)
Recoveries	26
Translation adjustment	570

Balance, May 31, 2006	19,948
Provision	3,501
Write-offs	(14,544)
Recoveries	20
Translation adjustment	982

Balance, May 31, 2007	9,907
Acquired in business combination	286
Provision	1,110
Write-offs	(6,362)
Recoveries	11
Translation adjustment	673

Balance, May 31, 2008	$5,625

Property and Equipment, Net

        Our property and equipment consisted of the following for the periods presented (in thousands):

	May 31,
	2008	2007	Useful Lives
Buildings	$712	$339	50 years
Automobiles	9,349	9,335	3-5 years
Equipment	80,929	56,217	1-5 years
Office furniture	27,136	17,334	5-7 years
Leasehold improvements	24,796	15,872	3-16 years
Equipment under capital leases	4,718	5,277	3-7 years

Total property and equipment	147,640	104,374
Less accumulated depreciation and amortization	(102,596)	(73,495)

Property and equipment, net	$45,044	$30,879

        During fiscal 2008, we capitalized $4.9 million of costs related to our implementation efforts of internal use software in accordance with the provisions of SOP 98-1. These costs are included in equipment in the above table and are amortized over the software's estimated useful life of five years. There were no similar costs capitalized in fiscal 2007. (See Note 2, Summary of Significant Accounting Policies—Property and Equipment).

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

6. Financial Statement Components (Continued)

        Depreciation expense for equipment under capital leases was $1.2 million and $1.9 million for fiscal 2008 and 2007, respectively. Accumulated depreciation for equipment under capital leases was $3.1 million and $3.1 million as of May 31, 2008 and 2007, respectively. Depreciation expense and accumulated depreciation for equipment under capital leases was not material for fiscal 2006.

Deferred Revenue

        The components of deferred revenue were as follows (in thousands):

	May 31,
	2008	2007
License fees	$54,555	$35,497
Maintenance	240,704	215,480
Consulting	17,347	12,427

Total deferred revenue	312,606	263,404
Less current portion	(298,509)	(247,587)

Deferred revenue—non-current	$14,097	$15,817

        Included in the deferred revenue balances at May 31, 2007 were $1.2 million and $10.0 million in remaining deferred revenue for services and maintenance, respectively, that were acquired through the acquisition of Intentia. The balance as of May 31, 2008 includes $1.2 million in deferred revenue for maintenance related to VasTech and PLM acquired during fiscal 2008. In connection with purchase price allocations related to each of these acquisition, we estimated and recorded the fair values of our deferred revenue associated with service and maintenance obligations acquired. (see Note 4, Business Combinations).

7. Long-Term Debt and Credit Facilities

        Long-term debt consisted of the following (in thousands):

	May 31,
	2008	2007
Senior convertible notes, interest at 2.5%	$240,000	$240,000
Car loans, interest at average rate of 4.7%	6,828	6,010
Capital lease obligations, interest at 7.9%	1,755	2,540

Total long-term debt	248,583	248,550
Less current maturities	(3,849)	(3,322)

Total long-term debt—non-current	$244,734	$245,228

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

7. Long-Term Debt and Credit Facilities (Continued)

        The aggregate maturities of long-term debt for each of the five years subsequent to fiscal 2008 are as follows (in thousands):

2009	$3,849
2010	3,545
2011	1,112
2012	240,077
Thereafter	—

Total long-term debt	$248,583

        Interest paid was $6.8 million, $7.6 million and $0.02 million in fiscal 2008, 2007 and 2006, respectively.

        In April, 2007, we issued $240.0 million in aggregate principal amount of 2.50% senior convertible notes (the "notes") with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012. The notes bear interest at a rate of 2.50% per annum, which is payable semi-annually in arrears, on April 15 and October 15 of each year, beginning October 15, 2007. The notes do not contain any restrictive financial covenants. The notes are convertible, at the holder's option, into cash and, if applicable, shares of our common stock based on an initial conversion rate of 83.2293 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $12.02 (which reflects a 35% conversion premium based on the closing sale price of $8.90 per share of our common stock as reported by NASDAQ on April 17, 2007). We effectively raised the conversion price to approximately $15.58 per share (which reflects a 75% premium when compared to the closing sale price of $8.90 per share) by simultaneously entering into separate agreements to purchase call options and sell warrants. These transactions are further discussed below. The conversion rate may be adjusted from time to time in certain instances. The notes are convertible only under the following certain circumstances:

  (1)
  conversion based on the price of our common stock;

  (2)
  at any time on or after January 15, 2012;

  (3)
  conversion upon specified distributions to holders of our common stock or specified corporate transactions; and

  (4)
  conversion upon satisfaction of a trading price condition.

        The notes are our senior unsecured obligations and are not guaranteed by any of our subsidiaries. The notes rank equally in right of payment with our existing and any future senior debt and senior in right of payment to our future subordinated debt. The notes are effectively junior to our existing and any future secured debt to the extent of the value of the related collateral. The notes are also effectively subordinated to all existing and future debt and other liabilities (including trade payables) of our subsidiaries. If a fundamental change (as defined in the governing indenture dated April 23, 2007) occurs at any time prior to the maturity date, then each holder of the notes shall have the right, at such holder's option, to require us to repurchase all of such holder's notes for cash, or any portion of the principal amount thereof that is equal to $1,000 or an integral multiple thereof, on the date specified

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

7. Long-Term Debt and Credit Facilities (Continued)

by us at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon to, but excluding, the repurchase date.

        In connection with the issuance of the notes, we entered into a Registration Rights Agreement with the initial purchasers of the notes. Pursuant to this agreement we filed a shelf registration statement with respect to the resale of the notes and the common stock issuable upon conversion of the notes. The shelf registration statement was filed and became effective on August 16, 2007.

        In connection with the issuance of the notes, we simultaneously entered into agreements with an affiliate of one of the initial purchasers to purchase call options and sell warrants on our common stock. We may exercise the call options we purchased at any time to acquire approximately 20 million shares of our common stock, subject to anti-dilutive adjustments. The initial strike price of the purchased options is the same as the initial conversion price of the notes and is similarly subject to anti-dilutive adjustments. The warrants holder may exercise its warrants at any time to acquire approximately 20 million shares of our common stock, subject to anti-dilutive adjustments, at an initial price 75% higher than the closing price of our common stock on the date of pricing of the notes and is similarly subject to adjustments. We paid $57.7 million ($35.7 million net of tax benefit) to acquire the call options and received $34.2 million as a result of the sale of the warrants. The purchase of the call options was recorded as a reduction to stockholders' equity and the sale of the warrants was recorded as an increase to stockholders' equity in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Subsequent changes in the fair value of the call options and warrants will not be recognized. On a combined basis, the call options and the warrants are expected to reduce the potential dilution upon conversion of the notes in the event that the market value per share of our common stock at the time of conversion of the notes is greater than the strike price of the warrants. If, however, the volume-weighted average price per share of our common stock exceeds the strike price of the warrants when they are exercised, there would be dilution from conversion of the notes to the extent that the then volume-weighted average price per share of our common stock exceeds the strike price of the sold warrants. The call options are anti-dilutive and are therefore excluded from the calculation of diluted shares outstanding. The call options and the warrants are separate and legally distinct instruments that have no binding effect on the holders of the notes. The initial strike price of the sold warrants is 75% higher than the closing price of our common stock on the date of the sale.

        We have a credit facility that was entered into by the former Intentia on November 1, 2004 and assumed by Lawson. The facility consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $6.6 million (40.0 million Swedish Kroner). The facility is secured by a corporate letter of guaranty by Lawson Software, Inc. As of May 31, 2008, under $0.1 million was outstanding under the guarantee line and approximately $6.5 million was available for use.

        We also had $2.8 million held as restricted cash as of May 31, 2008. This balance relates to various guarantees of our properties worldwide and $0.8 million and $2.0 million have been classified as current and non-current assets, respectively, on our Consolidated Balance Sheet.

        The May 31, 2007 restricted cash balance of $7.4 million included approximately $5.8 million related to collateral to secure a bank guarantee for the settlement of the purchase of the remaining shares of Intentia. The arbitration process associated with the settlement of the untendered shares of

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

7. Long-Term Debt and Credit Facilities (Continued)

Intentia required us to maintain a specified amount as security for a bank guaranty to secure Lawson's obligation should additional amounts be due to the holders. On October 11, 2007, the arbitration panel ruled that no such additional amounts were due and the matter was closed. As a result, the bank lifted the restriction on the remaining balance and we repatriated the funds. This transfer was reflected in the second quarter of fiscal 2008.

8. Minority Interest and Investment in Unconsolidated Subsidiaries

        Minority Interest    We have a 75% interest in our subsidiary in Poland that was acquired in our acquisition of Intentia. The minority interest for our Poland subsidiary was in a deficit position as of May 31, 2008 and 2007 and therefore there was no amount recorded on our Consolidated Balance Sheets as of either fiscal year end.

        As of May 31, 2007, we held an 89% interest in our subsidiary in Norway, also acquired in our acquisition of Intentia. During the fourth quarter of fiscal 2008, we purchased the remaining 11% interest from the minority shareholders for approximately $3.5 million resulting in an increase to goodwill (See Note 2, Summary of Significant Accounting Policies—Goodwill and Other Intangibles).

        Investment in Unconsolidated Subsidiaries    We reflected approximately $0.1 million of equity in earnings from investments in unconsolidated subsidiaries in both fiscal 2008 and 2007 with the acquisition of Intentia and all of Intentia's subsidiaries. Net sales recorded related to these subsidiaries were not material. The equity method of accounting is used for companies and other investments in which we have significant influence, which generally represents common stock ownership or partnership equity of at least 20% and not more than 50%. As of fiscal 2008, our investment in unconsolidated subsidiaries included a 30% interest in Intentia Thailand Co. Ltd. and a 43% interest in Scase A/S. Both of these companies are involved in the sale of M3, Intentia's legacy software, and the supporting services associated with the software. As we have only one reporting segment, all of the revenue and equity investments are reported in the one segment. Investments in unconsolidated subsidiaries are included in our Consolidated Balance Sheets.

9. Common Stock

        In November of 2006, our Board of Directors approved a share repurchase program of up to $100.0 million of common stock, which was subsequently increased to $200.0 million by the Board of Directors in April 2007. The share repurchases are funded using our existing cash balance and future cash flows and occur through open market purchases, privately negotiated transactions and/or transactions structured through investment banking institutions as permitted by securities laws and other legal requirements. Market conditions influence the timing of the buybacks and the number of shares repurchased. From inception of the repurchase program through May 31, 2008, we used $160.5 million to repurchase 18.0 million shares at an average price of $8.94 per share. The repurchased shares are recorded as treasury stock and result in a reduction to our stockholders equity. The shares will be used for general corporate purposes. As of May 31, 2008, the maximum dollar value of shares that may yet be purchased under this program was $39.5 million. On July 10, 2008, our board of directors increased the maximum authorized for repurchase purposes by an additional $200.0 million, to $400.0 million, increasing the maximum dollar value of shares that may yet be purchased under the program to $239.5 million.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

9. Common Stock (Continued)

        Included in the repurchases in fiscal 2008 were 1.1 million shares purchased from the Lawson Family Investment Company, Ltd., an entity affiliated with H. Richard Lawson, founder, co-chairman and a director of the Company. In addition, 2.9 million shares were purchased from Symphony Technology Group, a principal stockholder of the Company. Dr. Romesh Wadhwani is co-chairman and a director of the Company and the founder and managing partner of Symphony Technology Group. These shares were purchased at $9.20 per share.

        In connection with the issuance of our senior convertible notes, we simultaneously entered into agreements with an affiliate of one of the initial purchasers of the senior convertible notes to purchase call options and sell warrants on our common stock (see Note 7, Long-Term Debt and Credit Facilities).

10. Shareholder Rights Plan

        On July 26, 2004, our Board of Directors adopted a Shareholder Rights Plan in which preferred stock purchase rights (the Right(s)) were distributed as a non-taxable dividend at the rate of one Right for each share of common stock held as of the close of business on July 28, 2004. Each Right will entitle stockholders to buy one-one hundredth of a newly issued share of Series B Junior Participating Stock of the Company at an exercise price of $29.00. The Rights will be exercisable only if a person or group, other than an exempted person, acquires beneficial ownership of, or makes a tender for, 15 percent or more of our outstanding common stock.

        If any person, other than an exempted person becomes the beneficial owner of 15 percent or more of our outstanding common stock, each Right not owned by such person or certain related parties will entitle its holder to purchase at the Right's then current exercise price shares of our common stock having a market value equal to twice the then current exercise price. In addition, if after a person becomes the beneficial owner of 15 percent or more of our outstanding common stock, we are involved in a merger or other business combination transaction with another person after which our common stock does not remain outstanding, or sells 50 percent or more of its assets or earning power to another person, each Right will entitle its holder to purchase at the Right's then current exercise price, shares of common stock of such other person having a market value equal to twice the current exercise price.

        Our Board of Directors will be entitled to redeem the Rights at $0.01 per Right at any time prior to a person or group acquiring 15 percent or more of our common stock. Otherwise, the Rights will expire on July 28, 2014.

        In conjunction with the business combination with Intentia, we amended the Shareholder Rights Plan on June 2, 2005 so that the announced transactions with Intentia and its affiliates would be exempt and not cause any distribution of Rights under the plan.

11. Profit Sharing and 401(k) Retirement Plan

        We have a defined contribution profit sharing plan, which conforms to IRS provisions for 401(k) plans. Our employees are eligible to participate in the plan upon employment and are eligible for the Company match upon enrollment in the plan. Participants may contribute up to 15% of their gross earnings to the plan. We match 50% of the first 4% of employee contributions and may make additional contributions as determined by our Board of Directors.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

11. Profit Sharing and 401(k) Retirement Plan (Continued)

        As a result of the Intentia acquisition, we have additional defined contribution and defined benefit pension plans for certain of our employees. These plans generally provide pension benefits based on years of service and compensation level. These defined benefit plans are not material to our financial statements.

        Our contributions to the defined contribution plans were approximately $12.9 million, $13.1 million and $2.3 million for fiscal 2008, 2007 and 2006, respectively.

12. Income Taxes

        Our profit before taxes consisted of the following components (in thousands):

	Years Ended May 31,
	2008	2007	2006
United States	$41,674	$33,693	$39,724
International Operations	3,191	(40,230)	(12,057)

Net income (loss) before income taxes	$44,865	$(6,537)	$27,667

        The provision for income taxes consisted of the following components (in thousands):

	Years Ended May 31,
	2008	2007	2006
Current:
Federal	$15,896	$11,240	$12,081
State	2,196	2,014	2,077
Foreign	4,467	(6,930)	(848)

Total current provision	22,559	6,324	13,310

Deferred:
Federal	3,508	2,395	(257)
State	1,582	(97)	(986)
Foreign	3,509	5,778	(359)

Total deferred provision (benefit)	8,599	8,076	(1,602)

Total provision for income taxes	$31,158	$14,400	$11,708

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

12. Income Taxes (Continued)

        A reconciliation of the expected income tax provision at the U.S. statutory rate with the provision for income taxes was as follows:

	Years Ended May 31,
	2008	2007	2006
Taxes computed at statutory rate	35.0%	35.0%	35.0%
State taxes—net of federal benefits	3.3	(19.1)	5.3
Foreign earnings at other than U.S. statutory rates	(9.3)	2.9	2.1
Unbenefitted foreign losses	22.9	(195.0)	—
Tax Credits	(1.8)	9.4	(1.4)
Non-deductible expenses	3.4	(17.3)	1.4
Tax exempt income	(0.6)	2.6	(0.8)
Domestic Manufacturer's Deduction	(2.0)	—	—
Valuation allowance—capital losses	15.8	—	—
Valuation allowance—other	(2.0)	—	8.8
Other, net	4.7	(38.8)	(8.1)

	69.4%	(220.3)%	42.3%

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

12. Income Taxes (Continued)

        Temporary differences comprising our net deferred tax assets were as follows (in thousands):

	May 31,
	2008	2007
Current:
Allowance for doubtful accounts	$1,242	$1,654
Accrued compensation	2,665	1,495
Accrued liabilities and other	8,513	17,858
Prepaid expenses	(4,475)	(3,608)
Deferred revenue	9,022	3,698
Net operating loss carryforwards	340	371
Tax credit carryforwards	573	2,952

Total gross current deferred tax assets	17,880	24,420
Less valuation allowance	(8,440)	(11,594)

Total net current deferred tax asset	9,440	12,826

Noncurrent:
Depreciation and amortization	2,517	4,000
Identified intangible amortization	(12,262)	(14,732)
Stock-based compensation	4,389	1,483
Original issue discount on convertible debt, net	18,037	21,945
Capital losses	7,092	—
Long-term lease and other	1,451	1,030
Deferred revenue	3,158	4,955
Deferred rent	864	1,091
Net operating loss carryforwards	96,841	86,064
Tax credit carryforwards	31	360

Total gross noncurrent deferred tax assets	122,118	106,196
Less valuation allowance	(98,740)	(81,865)

Total net non-current deferred tax assets	23,378	24,331

Total net deferred tax asset	$32,818	$37,157

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

12. Income Taxes (Continued)

        The following summarizes the rollforward of our deferred tax asset valuation allowance (in thousands):

Balance, May 31, 2005	$1,335
Acquired in business combinations	78,459
Release of domestic valuation allowance	(1,335)
Provisions for foreign valuation allowance	8,218

Balance, May 31, 2006	86,677
Change due to revisions to purchase accounting	2,248
Provision for domestic valuation allowance	360
Provisions for foreign valuation allowance	15,339
Utilization due to intercompany transfer	(10,219)
Currency adjustment to opening balance	(946)

Balance, May 31, 2007	93,459
Changes in allowances related to purchased tax assets	(4,484)
Write off of net operating losses	(2,756)
Provisions for domestic valuation allowance	6,732
Provisions for foreign valuation allowance	3,320
Currency adjustment to opening balance	10,909

Balance, May 31, 2008	$107,180

        Under the provisions of SFAS 109, and related interpretations, future period reductions to the valuation allowance related to Intentia's deferred tax assets that existed as of the date of acquisition of Intentia are first credited against goodwill, then to other identifiable intangible assets existing at the date of acquisition, and then, once the assets have been reduced to zero, credited to the income tax provision. During fiscal 2008, we reversed $2.7 million of valuation allowance on acquired deferred tax assets due to an improved outlook and forecasted earnings in two foreign countries. This valuation allowance release resulted in no tax benefit to our operating results but rather a reduction to goodwill. We also utilized approximately $1.8 million of fully reserved deferred tax assets acquired from Intentia in various other countries. The utilized deferred tax assets relate to pre-acquisition net operating losses (NOLs). The total of these two items is a reduction in valuation allowance of $4.5 million which is also reflected as a reduction in goodwill. (See Note 2, Summary of Significant Accounting Policies—Goodwill and Other Intangibles).

        In fiscal 2008, certain pre-acquisition foreign NOLs with a full valuation allowance were written off in the amount of $2.8 million. During the course of the year, it was determined that a portion of the foreign net operating losses in the amount of $1.7 million were not sustainable, so the NOL balance and associated valuation allowance was reduced. The additional $1.1 million write-off of foreign NOLs and associated reduction in valuation allowance was a result of the finalization a foreign tax audit.

        In fiscal 2008, we recorded a valuation allowance of approximately $7.1 million for a discrete item related to a capital loss on the other-than-temporary impairment charge on our auction rate securities for which no tax benefit is expected. This was slightly offset by some minor releases of valuation allowances resulting in a net increase to our domestic valuation allowances of $6.7 million.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

12. Income Taxes (Continued)

        In fiscal 2007, in conjunction with a component of a global legal restructuring plan, we realized a $37.0 million gain for an intercompany transfer of intellectual property. This tax gain was offset by pre-acquisition net operating losses for which a full valuation allowance had been established as of the date of the acquisition. As the NOL carryforwards utilized were fully reserved pre-acquisition losses, their utilization resulted in a decrease to our valuation allowances and goodwill of $10.2 million (See Note 2, Summary of Significant Accounting Policies—Goodwill and Other Intangibles).

        With our adoption of SFAS 141(R) in fiscal 2010, any release of valuation allowance recorded through purchase accounting in relation to our acquisitions will be included in our Consolidated Statement of Operations rather than as an adjustment to goodwill.

        We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years ending before May 31, 2004. The French taxing authorities commenced an examination of our French tax returns for periods January 1, 2005, through May 31, 2007, in the 4th quarter of fiscal 2008 that is anticipated to be completed by the end of fiscal 2009. In addition to the French examination, there is limited audit activity in certain other jurisdictions. While we believe we have adequately provided for all tax positions under examination, amounts asserted by taxing authorities could be greater or less than the accrued provision. We do not anticipate that the adjustments would result in a material change to our financial position nor do we expect the amount of unrecognized tax benefits or cash payments related to these obligations to significantly change over the next 12 months. Because of the impact of deferred tax accounting, other than interest and penalties, we believe any adjustments would not affect our annual effective tax rate but would accelerate the utilization of net operating losses to the taxing authority to an earlier period.

        We adopted the provisions of FIN 48 on June 1, 2007. As a result of the implementation of FIN 48, we recognized approximately a $4.6 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the June 1, 2007, balance of income taxes payable.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows (in thousands):

Balance, May 31, 2007	$4,637
Increases for tax positions taken during a prior period	244
Decreases for tax positions taken during a prior period	(469)
Increases based on tax positions related to the current period	1,345

Balance, May 31, 2008	$5,757

        We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of tax expense. As of June 1, 2007, we did not have any required interest expense accrued related to uncertain tax benefits given our prior years' NOL carryforward position. During the year ended May 31, 2008, we recognized approximately $0.3 million in interest and had approximately $0.3 million accrued at May 31, 2008, which is included in increases based on tax positions related to the current period in the above table.

        As of May 31, 2008, we had approximately $2.7 million and $1.4 million of U.S. federal and state NOL carryforwards, respectively. As of May 31, 2007, we had approximately $2.1 million and

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

12. Income Taxes (Continued)

$5.1 million of U.S. federal and state NOL carryforwards, respectively. The federal and state losses expire in 2008 through 2025 if not utilized. The NOL carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized. In addition, we had approximately $0.9 million of federal and state research and development credits that expire in 2008 through 2027. There was no valuation allowance related to these deferred tax assets as of May 31, 2008.

        As of May 31, 2008, we had approximately $354.0 million of foreign NOLs and $295.0 million as of May 31, 2007, some of which expire in various years beginning in 2013, and some of which will carry forward indefinitely depending on the jurisdiction. A valuation allowance has been provided against the majority of the foreign NOLs.

        We have a temporary tax ruling related to our Swiss finance company which provides for a reduced income tax rate of approximately 9.0% and a reduced rate on capital taxes. We also have a temporary tax ruling related to our Swiss shared service center which provides for a reduced income tax rate of approximately 4.0%.

        We have not provided U.S. income taxes on the excess of our book basis in the shares of our foreign subsidiaries which is attributed primarily to purchase accounting and undistributed earnings of these subsidiaries. U.S. tax has not been provided on this basis difference as it is considered permanent in nature and is not expected to reverse in the foreseeable future. This basis difference could be subject to additional U.S. tax upon the sale or liquidation of these subsidiaries, dividend repatriation, or other events.

        We are in the process of analyzing and refining our existing global intercompany financing structure. Such refinements will result in a decrease of interest expense in various tax jurisdictions including some where valuation allowances against foreign deferred tax assets have been released.

13. Commitments and Contingencies

        We are involved in various other claims and legal actions in the normal course of business. We are of the opinion that the outcome of such legal actions will not have a significant adverse effect on our financial position, results of operations or cash flows. Notwithstanding management's belief, an unfavorable resolution of some or all of these matters could materially affect our future results of operations and cash flows.

Employment Agreements

        We have entered into various employment agreements with certain executives and other employees, which provide for severance payments subject to certain conditions and events.

Operating and Capital Leases

        We rent office space and certain office equipment under operating and capital leases. In addition to minimum lease payments, the office leases require payment of a proportionate share of real estate taxes and building operating expenses. Certain lease agreements include escalation clauses. The total amount of base rentals over the term of our leases is charged to expense on a straight-line method, with the amount of the rental expense in excess of lease payments recorded as a deferred rent liability.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

13. Commitments and Contingencies (Continued)

Rent expense under operating leases was approximately $31.4 million, $27.0 million, and $16.4 million for fiscal 2008, 2007, and 2006, respectively.

        Future minimum lease payments under operating leases are as follows (in thousands):

2009	$28,539
2010	24,444
2011	21,483
2012	19,134
2013	15,247
Thereafter	14,481

Total minimum operating lease payments	$123,328

        Future minimum lease payments under capital leases are as follows (in thousands):

2009	$1,181
2010	569
2011	143
2012	83
Thereafter	—

Total minimum capital lease payments	1,976
Less amounts representing interest	(221)

Present value of net minimum obligations	1,755
Less current portion	(1,043)

Long-term capital lease obligations	$712

Indemnification and Guarantee Agreements

        We license our software products to customers under end user license agreements and to certain resellers or other business partners under business partner agreements. These agreements generally include certain provisions for indemnifying our customer or business partner against losses, expenses and liabilities from damages that may be awarded against them if our software, or the third-party-owned software we resell, is found to infringe a patent, copyright, trademark or other proprietary right of a third-party. These agreements generally limit our indemnification obligations based on industry-standards and geographical parameters, and give us the right to replace an infringing product. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we believe our internal development processes and other practices limit our exposure under these indemnification provisions. In addition, the invention and nondisclosure agreements signed by our employees assign to us various intellectual property rights. There is no pending litigation for which we are required to provide indemnification under these agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of May 31, 2008.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

13. Commitments and Contingencies (Continued)

        We enter into services agreements with customers for the implementation of our software. We may also subcontract these services to our business partners. From time to time, we include in these services agreements, certain provisions for indemnifying our customer against losses, expenses and liabilities from these services, including, for example, personal injury or tangible property damage. Lease agreements and other contracts with our vendors may also impose similar indemnification obligations on us for personal injury, tangible property damage or other claims. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general liability and umbrella insurance policies that enable us to recover a portion of certain amounts paid. There is no pending litigation for which we are required to provide indemnification under these agreements. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of May 31, 2008.

        We have arrangements with certain vendors whereby we guarantee the expenses incurred by certain of their employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. Unless otherwise limited in the contract, we would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not significant. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of May 31, 2008.

        We have arrangements with certain of our customers whereby we guarantee the products and services purchased will operate materially and substantially as described in the documentation that we provided.

        When a customer purchases support for our software products, we generally warrant that those products, then eligible for maintenance, will operate materially and substantially as described in the documentation that we provided with that software. We also generally warrant that our services will be provided by trained personnel and in a professional manner using commercially reasonable efforts. If necessary, we provide for the estimated cost of product and service warranties based on specific warranty claims and claim history.

Legal

        On May 20, 2008, a punitive class action lawsuit was filed against us in the United States District Court for the Southern District of New York on behalf of current and former business, systems, and technical consultants. The suit, Cruz, et. al., v. Lawson Software, Inc. et. al., alleges that we failed to pay overtime wages pursuant to the Fair Labor Standards Act and state law, and alleges violations of state record-keeping requirements. The suit also alleges certain violations of ERISA and unjust enrichment. Relief sought includes back wages, corresponding 401(k) plan credits, liquidated damages, penalties, interest and attorneys' fees. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.

        We have accumulated information regarding Intentia customer claims and disputes that arose before our acquisition of Intentia. The initial purchase accounting accrual for these claims and disputes

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

13. Commitments and Contingencies (Continued)

was recorded in fiscal 2006. In fiscal 2007, we completed a thorough assessment of these claims and obtained sufficient information to adjust the preliminary estimate of fair value for these claims and disputes resulting in an incremental accrual of $12.8 million. In the third quarter of fiscal 2008, we updated our estimated reserve requirements based on an analysis of the current status of negotiations related to each unsettled case and recorded a reduction to the reserve of $3.9 million. During the third quarter we made some refinements in our resolution approach. This combined with some favorable results drove the reduction in the estimated reserve. The original charge to establish the reserve and the subsequent adjustment in fiscal 2007 were recorded to goodwill as part of the purchase accounting related to our acquisition of Intentia. The reduction in the reserve was recorded in General and administrative expenses in our Consolidated Statements of Operations for fiscal 2008, as the reduction occurred outside the period in which adjustments to such purchase accounting was allowed. The applicable reserve is recorded at present value and is expected to be consumed through a combination of cash payments, accounts receivable write-offs and free services over the next 12 to 15 months. Because the reserve is recorded at present value, an aggregate $0.6 million and $1.7 million of interest accretion was recorded in fiscal 2008 and 2007, respectively. As May 31, 2008 and 2007, we had reserves recorded of approximately $7.4 million and $18.3 million, respectively, related to the Intentia disputes that arose before the acquisition (see Note 4, Business Combinations). We expense our defense costs during the period when incurred. If the aggregate settlement costs or judgments exceed the fair value estimate established as part of the purchase price adjustment, the overage would be expensed in the period when incurred.

        We are subject to various other legal proceedings and the risk of litigation by employees, customers, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

IBM Agreement

        In fiscal 2005, the Company and International Business Machines Corporation (IBM) entered into an OEM Software Agreement that was modified in the second quarter of 2006 and again in the third quarter of 2007 and a Master Relationship Agreement (MRA). Under these agreements, we resell our business applications in conjunction with IBM's open standards-based software, and the companies jointly market these software solutions. The MRA governs the joint marketing activities and has a three-year term. During the term of the modified OEM Software Agreement, we pay royalties to IBM for the licensing of IBM programs to each applicable existing and new Lawson customer, and pay IBM annual maintenance fees for each applicable Lawson customer. The modified OEM Software Agreement has an initial term of three years, commencing September 2005, and may be extended by Lawson for two additional one-year terms. During the initial three-year term, we agreed to pay certain minimum quarterly and annual royalties to IBM. Total commitments under the modified OEM Software Agreement approximate $9.5 million over the three-year term. We may elect to terminate the OEM Software Agreement for convenience upon 90 days advance notice to IBM. If we elect early termination at any time during the three-year term, the terms of the Agreement require us to pay IBM

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

13. Commitments and Contingencies (Continued)

any unpaid minimum royalties through the date of termination plus a prorated share of the guaranteed annual minimum payment due for the year in which the termination occurred. As of May 31, 2008, the remaining minimum obligation under the OEM Software Agreement was $0.6 million related to new license customer royalty fees.

Symphony Agreement (former Intentia)

        In May 2005, former Intentia entered into a Master Offshoring Agreement (the Agreement) with Symphony Service Corp., referred to as Symphony Services, an affiliate of Symphony Technology Group, LLC (a shareholder of Lawson), and Symphony Technology II-A,L.P., pursuant to which Symphony Services agreed to provide Intentia both product development and customer support resources for an initial five year term. The agreement was not affected by the consummation of the business combination with Lawson. It is believed that the Agreement will enable us to achieve significant quality improvements and better customer service without increasing total spending on product development and customer support and was part of a business transformation plan approved by Intentia in July 2004. Under terms of the Agreement, we were contractually obligated to pay for a stated minimum level of resources employed for the first three years of the Agreement, after which either party may terminate the Agreement by delivery of a six-month advanced written notification. No such notification had been provided as of May 31, 2008. For the remaining two years of the term of the Agreement which ends in May 2010, we are not contractually obligated to pay for a stated minimum level of resources. However, we are precluded from reducing the level of such services by more than 25% from one quarter to the next. Therefore, as of May 31, 2008, the estimated remaining minimum obligation level under the Agreement was $1.3 million. Romesh Wadwani is a member of the Board of Directors of Lawson and is a partner of Symphony Technology Group, LLC.

IBM Agreement (former Intentia)

        In May 2005, Lawson International (former Intentia) entered into a Master Offshoring Agreement (the IBM AB Agreement) with IBM Svenska AB (IBM AB) in which IBM AB agreed to provide Lawson International cost efficient, high quality software development services and governs the joint development activities. The IBM AB Agreement had an initial term of five years, and could be extended in one or more additional eighteen month period(s), provided that the parties mutually agree to such renewal in writing at least six month prior to the expiration of the then-current term. The IBM AB Agreement was not affected by the consummation of the business combination with Lawson. For the duration of the term of the IBM AB Agreement, we were obligated to provide minimum staffing levels and resources defined by the IBM AB Agreement at an annual cost of approximately $1.2 million. After completion of two and a half years from the IBM AB Agreement date, we could terminate the IBM AB Agreement for convenience with six month advance written notice. However, if the IBM AB Agreement is terminated for convenience before the completion of five years, we were obligated to pay IBM AB any unpaid amounts due for services performed up to the termination or the minimum staffing levels, whichever is greater. We elected to terminate the IBM AB Agreement and provided applicable notice during fiscal 2008 and the IBM AB Agreement terminated as of May 4, 2008. As of May 31, 2008 our total remaining minimum obligation under the IBM AB Agreement was less than $0.1 million relating to the early termination.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

14. Segment and Geographic Areas

        We view our operations and manage our business as one reportable segment, the development and marketing of computer software and related services including consulting and maintenance and customer support. Factors used to identify our single operating segment include the financial information available for evaluation by our chief operating decision maker in making decisions about how to allocate resources and assess performance. In an effort to achieve greater operational scale and leverage costs with our acquisition of Intentia, we have continued to integrate the operations that support the Intentia M3 products and the legacy Lawson S3 products under one leadership structure. As a result, the financial information utilized to evaluate our business operations combines M3 and S3 initiatives for all vertical markets for product sales, consulting services and maintenance and customer support. We market our products and services through our offices in the U.S. and our wholly-owned branches and subsidiaries operating in the Americas, EMEA, and APAC.

        The following table presents our revenues summarized by geographic region for the periods indicated (in thousands):

	Geographic Region
	Americas	APAC	EMEA	Total
Fiscal 2008
License fees	$69,837	$8,005	$54,314	$132,156
Services:
Maintenance	217,728	9,685	109,366	336,779
Consulting	153,658	14,679	214,654	382,991

Total services	371,386	24,364	324,020	719,770

Total revenues	$441,223	$32,369	$378,334	$851,926

Fiscal 2007
License fees	$68,218	$2,104	$35,539	$105,861
Services:
Maintenance	199,924	6,685	85,048	291,657
Consulting	141,814	15,004	196,052	352,870

Total services	341,738	21,689	281,100	644,527

Total revenues	$409,956	$23,793	$316,639	$750,388

Fiscal 2006
License fees	$69,248	$77	$1,751	$71,076
Services:
Maintenance	176,267	561	11,327	188,155
Consulting	106,764	1,771	23,010	131,545

Total services	283,031	2,332	34,337	319,700

Total revenues	$352,279	$2,409	$36,088	$390,776

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

14. Segment and Geographic Areas (Continued)

        The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region (in thousands):

	Geographic Region
	Americas	APAC	EMEA	Total
As of May 31, 2008	$18,608	$8,548	$17,888	$45,044
As of May 31, 2007	$9,873	$4,149	$16,857	$30,879

        The following table sets forth revenues and long-lived tangible assets by country for the periods indicated (in thousands):

	Years Ended May 31,
Revenues(1)
	2008	2007	2006
United States	$429,504	$391,686	$343,275
Sweden	113,328	98,277	—
All other countries(2)	309,094	260,425	47,501

Total revenues	$851,926	$750,388	$390,776

	As of May 31,
Long-lived tangible assets(1)
	2008	2007
United States	$18,530	$9,758
Sweden	11,551	11,353
Philippines	6,989	2,915
All other countries(2)	7,974	6,853

Total long-lived tangible assets	$45,044	$30,879

(1)
Revenues are attributable to countries based on the location of our customers.

(2)
No other country reported revenues exceeding 10% of consolidated revenues or long-lived tangible assets exceeding 10% of consolidated long-lived tangible assets. In those fiscal years when a country's revenues or long-lived tangible assets were less than 10% of the consolidated totals, applicable amounts are included in "All other countries."

15. Related Parties

        On July 31, 2007, we repurchased 1.1 million shares of our common stock from the Lawson Family Investment Company, Ltd., an entity affiliated with H. Richard Lawson, founder, co-chairman and a director of the Company. In addition, 2.9 million shares were purchased from Symphony Technology Group, a principal stockholder of the Company. Dr. Romesh Wadhwani is co-chairman and a director of the Company and the founder and managing partner of Symphony Technology Group. These shares were purchased at $9.20 per share. These repurchases were approved by all of our directors who had no personal financial interest in the transactions, and the repurchases were each part of our board-authorized stock buyback program.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

15. Related Parties (Continued)

        Effective April 27, 2007, Lawson International AB, a subsidiary of Lawson, entered into a two-year nonexclusive reseller agreement with Symphony Service Corp. (India) Pvt Ltd (Symphony Services India) for the territory of India (the Non-Exclusive India Reseller Agreement). Under the Non-Exclusive India Reseller Agreement, Symphony Services India may distribute, sublicense and service products of Lawson and its subsidiaries to customers of Symphony Services India in India, in consideration of payment of the applicable reseller fees to Lawson. The Non-Exclusive India Reseller Agreement supersedes and replaces an exclusive reseller agreement for India that was signed in 1998 between Intentia International AB and Intentia South Asia Pct. Ltd. India (Intentia India), and assigned by Intentia India to Symphony Services India in March 2005. Romesh Wadhwani is a member of our Board of Directors and is principal stockholder of Symphony Services India and Lawson (indirectly through other companies affiliated with Symphony Services India and separately disclosed under Schedule 13D/G). The Non-Exclusive India Reseller Agreement is based on the standard form of non-exclusive reseller agreement we used with non-affiliated resellers. The Non-Exclusive India Reseller Agreement was approved by management of Lawson, our Audit Committee, and by our Board of Directors (with Mr. Wadhwani abstaining), because it was determined that the new agreement (i) eliminated exclusivity and is for a shorter term than the former agreement, (ii) reflects Lawson's current standard terms for non-affiliated resellers and (iii) does not represent a conflict of interest. During fiscal 2008 and 2007, we paid Symphony Services India $1.3 million and $0.2 million, respectively.

        On May 15, 2006, Lawson and Symphony Technology Group, LLC (Symphony), a principal stockholder of the Company, entered into a three month consulting agreement, under which an employee of Symphony provided us part time project management services. We paid all out-of-pocket expenses but did not pay any fees for the employee services. Amounts paid to Symphony during fiscal 2007 under the agreement were nominal. Romesh Wadwani is a member of our Board of Directors and is a partner of Symphony. Mr. Wadhwani did not personally perform any of the services under the consulting agreement.

        In May 2005, Intentia entered an agreement with Symphony Service Corp. (Symphony Services), an affiliate of Symphony Technology Group, LLC, pursuant to which Symphony Services agreed to provide Intentia both product development and customer support resources for an initial five year term. Intentia believed this agreement will help enable it to achieve significant quality improvements and better customer service without increasing total spending on product development and customer support and was part of a business transformation plan approved by Intentia in July 2004. The agreement was not affected by the consummation of the business combination with Lawson. During fiscal 2008 and 2007, we paid Symphony Services $5.9 million and $7.0 million, respectively.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

16. Supplemental Quarterly Financial Information (Unaudited):

        Summarized quarterly supplemental consolidated financial information for fiscal 2008 and 2007 were as follows (in thousands):

	Quarter Ended
	August 31, 2007	November 30, 2007	February 29, 2008	May 31, 2008
Fiscal 2008
Total revenues	$187,408	$218,602	$212,887	$233,029
Gross profit	93,769	111,001	110,685	123,551
Restructuring	(145)	80	(137)	(529)
Operating expenses (excluding restructuring)	88,516	99,137	94,416	106,590
Income before income taxes	9,979	11,148	10,609	13,129
Net income	5,581	3,723	727	3,676
Net income per share:
Basic	$0.03	$0.02	$0.00	$0.02
Diluted	$0.03	$0.02	$0.00	$0.02

	Quarter Ended
	August 31, 2006	November 30, 2006	February 28, 2007	May 31, 2007
Fiscal 2007
Total revenues	$161,837	$184,493	$191,207	$212,851
Gross profit	72,373	84,357	91,486	102,852
Restructuring	3,392	(32)	11,540	583
Operating expenses (excluding restructuring)	85,596	87,043	88,303	93,286
Income (loss) before income taxes	(13,249)	678	(6,934)	12,968
Net income (loss)	(15,792)	(3,509)	(9,768)	8,132
Net income (loss) per share:
Basic	$(0.08)	$(0.02)	$(0.05)	$0.04
Diluted	$(0.08)	$(0.02)	$(0.05)	$0.04

        No cash dividends have been declared or paid in any period presented.

Index to Exhibits (Item 15(a3))

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
4.1(1)	Form of Certificate of Common Stock of the Company
4.2(2)	Rights Agreement dated July 28, 2004
4.3(3)	First Amendment to the Rights Agreement dated June 2, 2005
4.4(1)	Certificate of Designations of Series B Junior Participating Preferred Stock of the Company
4.5(14)	Indenture between the Company and The Bank of New York, as trustee, dated as of April 23, 2007 (including Form of 2.50% Senior Convertible Note due 2012)
4.6(14)	Registration Rights Agreement between the Company and Lehman Brothers Inc. and Citigroup Global Markets Inc., dated as of April 23, 2007
4.7(5)	Registration Rights Agreement, dated February 23, 2001, between the Company and the stockholders, investors and founders named therein
10.1(5)	Amended and Restated 1996 Stock Incentive Plan
10.2(6)	Amended and Restated 2001 Stock Incentive Plan
10.3(8)	Form of Stock Option Agreement under 1996 or 2001 Stock Incentive Plan
10.4(8)	Form of Stock Option Agreement under 1996 or 2001 Stock Incentive Plan (with additional terms regarding acceleration of vesting)
10.5(1)	Form of Restricted Stock Unit Award Agreement under 1996 Stock Incentive Plan
10.6(7)	Form of Manifesto Stock Option Agreement under 2001 Stock Incentive Plan
10.7(3)	Notice of Amendment of "Out-Of-The-Money" Stock Options Held by Officers Subject to Section 16 of the Securities Exchange Act as of June 1, 2005
10.8(8)	2001 Employee Stock Purchase Plan (Amended and Restated as of October 26, 2006)
10.9(7)	Executive Change in Control Severance Pay Plan for Tier 1 Executives (Effective January 17, 2005)
10.10(3)	Employment Agreement dated June 2, 2005 between the Company and Harry Debes
10.11(3)	Stock Option Agreement dated June 2, 2005 between the Company and Harry Debes
10.12(3)	Restricted Stock Award Agreement dated June 2, 2005 between the Company and Harry Debes
10.13(17)	Form of Addendums to Employment Agreement with Harry Debes, effective October 4, 2005 and June 1, 2006
10.14(9)	Amendment to Option Agreement dated October 11, 2006 between the Company and Harry Debes, amending the Option Agreement dated June 2, 2005
10.15(16)	Employment Agreement dated October 5, 2006 between the Company and Robert A. Schriesheim
10.16(16)	Stock Option Agreement dated October 5, 2006 between the Company and Robert A. Schriesheim
10.17(17)	Form of Restricted Stock Award Document under 2001 Stock Incentive Plan
10.18(5)	Lease of real property located at 380 St. Peter St., St. Paul, MN 55102
10.19(4)	Modified Master Relationship Agreement and an OEM Software Agreement between the Company and International Business Machines Corporation, extended through August 8, 2008
10.20(11)	Value Added Reseller Agreement, effective January 29, 2004, between the Company and Micro Focus International Holdings LTD, Inc. and its Affiliates
10.21(1)	Reseller Agreement between the Company and Business Objects, a SAP Company
10.22(1)	Amended and Restated Reseller Agreement between StreamServ, Inc. and Intentia International AB (now known as Lawson International AB)

10.23(12)	Non-Exclusive India Reseller Agreement, dated April 27, 2007, between Lawson International AB and Symphony Service Corp. (India) Pvt Ltd.
10.24(13)	Consulting Agreement between the Company and Symphony Technology Group, LLC dated May 15, 2006
10.25(1)	Master Offshoring Agreement dated May 5, 2005 between Intentia International AB and Symphony Service Corporation
10.26(14)	Purchase Agreement among the Company, and Lehman Brothers Inc. and Citigroup Global Markets Inc., dated as of April 19, 2007
10.27(14)	Confirmation of Convertible Note Hedge Transaction, dated April 17, 2007
10.28(14)	Confirmation of Warrant Transaction, dated April 17, 2007
10.2930(15)	Amendment No. 1 (adopted June 26, 2007) to the Lawson Software, Inc. Executive Change in Control Severance Pay Plan for Tier 1 Executives
10.30(17)	Amendment No. 2 (adopted November 8, 2007) to the Lawson Software, Inc. Executive Change in Control Severance Pay Plan for Tier 1 Executives
10.31(17)	Amendment to 2001 Stock Incentive Plan (adopted July 10, 2008) to allow for awards of restricted stock units under the plan
10.32(17)	Employment Agreement, as amended January 17, 2008, with Guenther Tolkmit
10.33(17)	Employment Letter, dated July 26, 1999, with Bruce B. McPheeters
12.1(17)	Statement of Computation of Ratio of Earnings to Fixed Charges.
21.1(17)	Subsidiaries of Lawson Software, Inc.
23.1(17)	Consent of PricewaterhouseCoopers LLP
23.2(1)	Consent of Appraisal Firm
24.1	Powers of Attorney (included on signature page)
31.1(17)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Harry Debes
31.2(17)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Robert A. Schriesheim
32.1(17)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act—Harry Debes
32.2(17)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act—Robert A. Schriesheim

(1)
Incorporated by reference to the Form 10-K filed on August 29, 2006.

(2)
Incorporated by reference to the Form 8-A filed on July 28, 2004.

(3)
Incorporated by reference to the Form 8-K filed on June 7, 2005.

(4)
Incorporated by reference to the Form 10-Q filed on April 9, 2007.

(5)
Incorporated by reference to the predecessor's Form S-1 Registration Statement (File No. 333-63394) filed on June 20, 2001.

(6)
Incorporated by reference to the predecessor's Amendment No. 2 to the Form S-1 Registration Statement filed on October 26, 2001.

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