Form 10-Q
period 2008-08-31
Lawson Software, Inc.
filed 2008-10-10
CIK 1344632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2008

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

Yes ☐               No ☒

The number of shares of the registrant’s common stock outstanding on September 30, 2008 was 162,845,115.

LAWSON SOFTWARE, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	August 31, 2008	May 31, 2008 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$360,368	$435,121
Restricted cash - current	424	746
Marketable securities	1,000	5,453
Short-term investments	—	45,236
Trade accounts receivable, net	144,762	184,047
Income taxes receivable	1,653	10,309
Deferred income taxes - current	16,438	16,839
Prepaid expenses and other current assets	44,449	44,470
Total current assets	569,094	742,221

Restricted cash - non-current	1,959	2,038
Property and equipment, net	47,391	45,044
Goodwill	522,749	546,578
Other intangible assets, net	112,092	120,194
Deferred income taxes - non-current	33,924	35,907
Other assets	19,212	18,614
Total assets	$1,306,421	$1,510,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt - current portion	$4,002	$3,849
Accounts payable	14,050	23,481
Accrued compensation and benefits	69,348	89,733
Income taxes payable	6,322	8,860
Deferred income taxes - current	7,000	7,399
Deferred revenue - current	256,164	298,509
Other current liabilities	41,549	49,318
Total current liabilities	398,435	481,149

Long-term debt - non-current	244,418	244,734
Uncertain tax positions - non-current	5,848	5,757
Deferred income taxes - non-current	12,196	12,529
Deferred revenue - non-current	18,934	14,097
Other long-term liabilities	8,044	8,771
Total liabilities	687,875	767,037
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 750,000 shares authorized; 201,354 and 201,025 shares issued, respectively; 162,817 and 173,825 shares outstanding, at August 31, 2008 and May 31, 2008, respectively	2,014	2,010
Additional paid-in capital	841,242	838,141
Treasury stock, at cost; 38,537 and 27,200 shares at August 31, 2008 and May 31, 2008, respectively	(324,657)	(225,598)
Retained earnings	28,939	31,462
Accumulated other comprehensive income	71,008	97,544
Total stockholders’ equity	618,546	743,559
Total liabilities and stockholders’ equity	$1,306,421	$1,510,596

(1) Derived from our audited Consolidated Financial Statements

The accompanying notes are an integral part of the Consolidated Financial Statements

LAWSON SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	August 31,
	2008	2007
Revenues:
License fees	$21,125	$25,460
Maintenance	89,109	78,514
Consulting	80,682	83,434
Total revenues	190,916	187,408

Cost of revenues:
Cost of license fees	5,332	6,753
Cost of maintenance	16,874	15,660
Cost of consulting	72,447	71,226
Total cost of revenues	94,653	93,639

Gross profit	96,263	93,769

Operating expenses:
Research and development	21,918	17,286
Sales and marketing	46,491	42,291
General and administrative	19,289	25,723
Restructuring (Note 3)	(231)	(145)
Amortization of acquired intangibles	2,627	3,216
Total operating expenses	90,094	88,371

Operating income	6,169	5,398

Other income (expense), net:
Interest income	3,048	6,863
Interest expense	(2,038)	(2,604)
Other income (expense), net	72	322
Total other income (expense), net	1,082	4,581

Income before income taxes	7,251	9,979
Provision for income taxes	9,774	4,398
Net income (loss)	$(2,523)	$5,581

Net income (loss) per share:
Basic	$(0.01)	$0.03
Diluted	$(0.01)	$0.03

Weighted average common shares outstanding:
Basic	168,394	181,512
Diluted	168,394	185,116

The accompanying notes are an integral part of the Consolidated Financial Statements

LAWSON SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	August 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,523)	$5,581
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,260	10,200
Amortization of debt issuance costs	321	315
Deferred income taxes	905	1,000
Provision for doubtful accounts	(250)	447
Warranty provision	1,257	1,056
Net gain on disposal of assets	—	(308)
Excess tax benefits from stock transactions	(348)	(1,021)
Stock-based compensation expense	1,817	2,028
Amortization of discounts and premiums on marketable securities	6	(27)
Changes in operating assets and liabilities:
Trade accounts receivable	34,907	28,372
Prepaid expenses and other assets	(5,362)	(12,163)
Accounts payable	(8,117)	(6,041)
Accrued and other liabilities	(19,004)	(25,181)
Income taxes payable/receivable	5,185	4,747
Deferred revenue and customer deposits	(33,631)	(29,608)
Net cash used in operating activities	(14,577)	(20,603)

Cash flows from investing activities:
Change in restricted cash	401	451
Purchases of marketable securities and investments	—	(179,555)
Proceeds from maturities and sales of marketable securities and investments	49,694	81,355
Purchases of property and equipment	(6,946)	(2,901)
Net cash provided by (used in) investing activities	43,149	(100,650)

Cash flows from financing activities:
Principal payments on long-term debt	(582)	(406)
Payments on capital lease obligations	(130)	(335)
Cash proceeds from exercise of stock options	1,433	3,604
Excess tax benefit from stock transactions	348	1,021
Cash proceeds from employee stock purchase plan	779	702
Repurchase of common stock from related parties	—	(36,800)
Repurchase of common stock - other	(100,041)	(16,863)
Net cash used in financing activities	(98,193)	(49,077)

Effect of exchange rate changes on cash and cash equivalents	(5,132)	1,004

Net decrease in cash and cash equivalents	(74,753)	(169,326)
Cash and cash equivalents at the beginning of the period	435,121	473,963
Cash and cash equivalents at the end of the period	$360,368	$304,637

The accompanying notes are an integral part of the Consolidated Financial Statements

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Lawson Software is a global provider of enterprise software.  We provide business application software, services and maintenance to customers primarily in the services sector, trade industries and manufacturing/distribution sectors specializing in a variety of specific markets within these sectors including healthcare, public sector in the United States (U.S.), food, fashion, wholesale distribution, equipment services and rental, and manufacturing. Our software solutions include a variety of applications to help automate and integrate critical business processes, aiding in collaboration among our customers and their partners, suppliers and employees. Through our consulting services we primarily help our customers implement their Lawson applications and through our maintenance services we provide on-going support, product updates and technical assistance to our customers.

Basis of Presentation

Our Consolidated Financial Statements include the accounts of Lawson Software, Inc., our branches and our wholly-owned and majority-owned subsidiaries operating in the U.S., Latin America and Canada (together, the Americas), Europe, Middle East, and Africa (EMEA), and Asia-Pacific (APAC). All significant intercompany accounts and transactions have been eliminated. Our subsidiaries that are not majority-owned are accounted for under the equity method. The unaudited Consolidated Financial Statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items other than the incentive compensation matter described below.

The unaudited Consolidated Financial Statements and Notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The Consolidated Balance Sheet data as of May 31, 2008 was derived from audited financial statements. The accompanying interim Consolidated Financial Statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the fiscal year ended May 31, 2008. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

Fiscal Year

Our fiscal year is from June 1 through May 31. Unless otherwise stated, references to fiscal 2009 and fiscal 2008 relate to the fiscal years ended May 31, 2009 and 2008, respectively. References to future years also relate to our fiscal years ending May 31.

First Quarter Fiscal 2009 Results of Operations

The results for the first quarter of fiscal 2009 include a reduction to net income of $1.9 million as a result of under accruals of sales incentive compensation that should have been recorded as a reduction in net income in the fourth quarter of fiscal 2008.  These accruals primarily related to sales incentive compensation in EMEA. The fourth quarter fiscal 2008 under accrual was primarily due to the fact that the previous accrual methodology utilized in EMEA did not sufficiently provide for (1) overachievement of sales quotas and related higher commission rates that were achieved in EMEA in fiscal 2008 when license contracting targets were greatly exceeded by various sales personnel, and (2) sales incentives payable to sales management employees. We intend to take actions, such as redesigning the sales incentive accrual process and enhancing monitoring controls, to mitigate the potential for replicating this matter. We have determined that the impact of this item in all prior interim and annual periods was immaterial and is not expected to be material to full fiscal year 2009 results of operations.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Except to the extent updated or described below, a detailed description of our significant accounting policies can be found in Lawson’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008.  The following notes should be read in conjunction with such policies and other disclosures in our Annual Report.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U. S. (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods presented, as well as our disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, fair value of investments, fair value of stock-based compensation, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations and contingencies and litigation, among others. We base our estimates and assumptions on our historical experience and on various other information available to us at the time that these estimates and assumptions were made.  We believe that these estimates and assumptions are reasonable under the circumstances and form the basis for our making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results and outcomes could differ from our estimates.

Adoption of New Accounting Pronouncements

On June 1, 2008, we adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157, issued in September 2006, establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008, the FASB issued Staff Position (FSP) 157-1 and FSP 157-2.  FSP 157-1 removes certain leasing transactions from the scope of SFAS 157.  FSP 157-2 partially defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis (at least annually). SFAS 157 is effective for financial assets and liabilities and nonfinancial assets and liabilities that are recognized at fair value on a recurring basis in fiscal years beginning after November 15, 2007. Under FSP157-2, the effective date for non-financial assets and liabilities that are recognized at fair value on a nonrecurring basis will be fiscal years beginning after November 15, 2008 (our fiscal 2010). Our adoption of SFAS 157 for our financial assets and liabilities and nonfinancial assets and liabilities that are recognized on a recurring basis did not have a significant impact on our financial statements. See Note 8, Fair Value Measurements.  We are currently evaluating the impact SFAS 157 will have on our non-financial assets and liabilities that are recognized at fair value on a non-recurring basis but we do not expect it to have a material impact on our financial statements.

Effective June 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (SFAS 159) which was issued in February 2007. Under SFAS 159, companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period.  The adoption of SFAS 159 did not impact our financial statements as we did not elect to apply the fair value option to any of our currently eligible financial assets or liabilities that are not currently accounted for at fair value.

Recent Accounting Pronouncements

In May 2008, the FASB issued FSP APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will impact the accounting associated with our $240.0 million senior convertible notes. This FSP will require us to recognize significant additional (non-cash) interest expense based on the market rate for similar debt instruments that do not contain a comparable conversion feature. Furthermore, it requires recognition of interest expense in prior periods pursuant to the retrospective accounting treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 (our fiscal 2010) and early adoption is not permitted. We are currently evaluating the impact on our financial statements of applying the provisions of FSP APB 14-1. Assuming applicable market rates of seven to nine percent, we would be required to record additional non-cash interest expense of approximately $10.8 million to $15.6 million annually or $2.7 million to $3.9 million per fiscal quarter.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 (our fiscal 2010) and early adoption is prohibited. We are currently evaluating the impact FSP 142-3 will have on the useful lives of our intangible assets but do not expect it to have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161) which requires companies to provide enhanced qualitative and quantitative disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (our third quarter of fiscal 2009). Although we do utilize derivative instruments to manage currency and other financial risks, we do not expect the adoption of SFAS 161 to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141(R)) which will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) establishes principles and requirements for the recognition and measurement of identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Some of the changes, such as the accounting for contingent consideration and exclusion of transaction costs from acquisition accounting may introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 (our fiscal 2010). With the adoption of SFAS 141(R), our accounting for future business combinations will change on a prospective basis beginning with any business combination for which the acquisition date is in the first quarter of fiscal 2010. In relation to previous acquisitions, the provisions of SFAS 141(R) will require any release of existing valuation allowances initially established through purchase accounting to be included in our earnings rather than as an adjustment to goodwill. This would have a favorable impact to operating results.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB no. 51 (SFAS 160).  SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a separate component of equity rather than as a liability. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (our fiscal 2010). We do not expect the adoption of SFAS 160 to have a material impact on our financial statements.

Sales Returns and Allowances and Warranty Reserves

We do not generally provide a contractual right of return.  However, in the course of arriving at practical business solutions to various warranty and other claims, Lawson has allowed sales returns and allowances. We record a provision against revenue for estimated sales returns and allowances on licenses and consulting in the same period the related revenues are recorded or when current information indicates additional amounts are required. These estimates are based on historical experience determined by analysis of return activities, specifically identified customers and other known factors. If the historical data utilized does not reflect expected future performance, a change in the allowance would be recorded in the period such determination is made.

Following is a roll forward of our product warranty reserve (in thousands):

Balance, May 31, 2008	$7,920
Provision	1,257
Write-offs	(888)
Translation adjustment	(119)
Balance, August 31, 2008	$8,170

3.             RESTRUCTURING

The following table sets forth the reserve activity for the quarter ended August 31, 2008, related to each of our restructuring plans and the remaining balances, which are included in accrued compensation and benefits in our Consolidated Balance Sheet as of August 31, 2008 (in thousands):

			Fiscal 2006
	Total	Fiscal 2007	Intentia	Legacy Lawson
Balance, May 31, 2008	$11,598	$4,695	$4,926	$1,977
Cash Payments	(2,579)	(2,149)	(318)	(112)
Adjustments to provision	(231)	(179)	(52)	—
Currency translation effect and other	(391)	(100)	(291)	—
Balance, August 31, 2008	$8,397	$2,267	$4,265	$1,865

Fiscal 2007 Restructuring

Fiscal 2007 Restructuring.  On February 28, 2007, we completed a roadmap for optimizing our productivity by enhancing global sourcing capabilities and resources. This roadmap called for the rebalancing of our resources between various locations primarily in the U.S., Europe and our global support center in the Philippines. Management envisioned the reduction of approximately 250 employees primarily in our U.S. and European operations over the course of fiscal 2008 and the first quarter of fiscal 2009. This reduction included employees working in all areas of the Company, predominantly in consulting and research and development. In conjunction with this roadmap and in accordance with SFAS 112 we recorded a charge of $11.9 million. As of May 31, 2008, we had an accrual of $4.7 million for severance and related benefits. For the first quarter of fiscal 2009, $2.1 million of severance and related benefits were paid and $0.2 million of adjustments were made to the reserve. The ending accrual balance at August 31, 2008 was $2.3 million.  Actions relating to severance were completed in the first quarter of fiscal 2009 with related cash payments to continue through November 2008.

Fiscal 2006 Restructuring

On April 26, 2006, in conjunction with the business combination with Intentia International AB (Intentia), we approved a plan designed to eliminate employee redundancies in both Intentia and legacy Lawson.

Fiscal 2006 Legacy Lawson.  The plan for legacy Lawson included the reduction of approximately 60 employees in the U.S. and U.K. and the exit or reduction in space for leases in certain facilities. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and consulting. As of May 31, 2008, we had an accrual of $2.0 million for the exit or reduction of leased facilities. For the first quarter of fiscal 2009, cash lease payments of $0.1 million were made related to exited facilities. The ending accrual balance at August 31, 2008 was $1.9 million for the exit or reduction of leased facilities. Actions relating to severance were completed in the first quarter of fiscal 2008. We expect cash lease payments related to exited facilities to continue through July 2011.

Fiscal 2006 Intentia.  The plan for Intentia included the reduction of approximately 125 employees in the EMEA and APAC regions and the exit or reduction in leased space. The reduction of employees included employees who worked in all functional areas of the Company. As of May 31, 2008, we had an accrual of $4.9 million for the exit or reduction of leased facilities. Cash lease payments of $0.3 million were made related to exited facilities in the first quarter of fiscal 2009.  The ending balance as of August 31, 2008 was $4.3 million related to the accrual for the exit or reduction of leased space. Actions relating to severance were completed in the third quarter of fiscal 2008. We expect cash lease payments related to exited facilities or reduced space to continue through June 2012.

As a result of our restructuring plans we have experienced cost savings from the lower facility expenses and reduced headcount related to these actions and expect these savings to continue.

4.             SHARE-BASED COMPENSATION

We account for share-based compensation in accordance with the provisions of SFAS No. 123 (Revised), Share-Based Payments (SFAS 123(R)).  SFAS 123 (R) requires us to estimate the fair value of our share-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model which requires the input of significant assumptions including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the applicable risk-free interest rate. The value of the portion of awards that are ultimately expected to vest is recognized as expense over the requisite vesting periods in our Consolidated Statements of Operations.

The fair value of restricted stock and restricted stock unit awards is estimated based on the grant date market value of our common stock and is amortized to compensation expense on a straight-line basis over the related vesting period. Compensation expense related to our Employee Stock Purchase Plan (ESPP) is estimated as the 15% discount employees receive relative to the market value of our common stock at the end of the ESPP’s quarterly offering periods and is recognized in the applicable quarter.

The amount of share-based compensation cost recognized during any given period is based on the value of the portion of the awards that are ultimately expected to vest.  SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ significantly from the original estimates.  We estimate our forfeiture rate based on historic experience of our share-based plans and any adjustment to the estimated forfeiture rate results in a cumulative adjustment in the period that the estimate is changed.  Ultimately, the total compensation expense recognized for any given share-based award over its vesting period will only be for those shares that actually vest.

Changes in the Black-Scholes valuation assumptions and our estimated forfeiture rate can materially affect the estimate of fair value of share-based compensation and the related expense recognized. The assumptions used in estimating the fair value of share-based payment awards and our estimated forfeiture rate represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and different assumptions or forfeiture rates are used, our share-based compensation expense could be materially different in the future.

The following table presents the share-based compensation expense recognized in our Consolidated Statements of Operations, by classification, for the periods indicated (in thousands):

	Three Months Ended
	August 31,
	2008	2007

Cost of revenues	$63	$265
Research and development	134	164
Sales and marketing	456	367
General and administrative	1,164	1,232
Stock-based compensation expense, before income tax	1,817	2,028
Income tax benefit	(700)	(785)
Stock-based compensation expense, net of tax	$1,117	$1,243

As of August 31, 2008, we had unrecognized compensation expense of $7.9 million and $3.8 million related to outstanding stock options and restricted stock awards, respectively, which are expected to be recognized over weighted average periods of 1.1 years and 1.7 years.

5.             TRADE ACCOUNTS RECEIVABLE

The components of our trade accounts receivable were as follows (in thousands):

	August 31,	May 31,
	2008	2008
Trade accounts receivable	$127,406	$168,451
Unbilled accounts receivable	22,494	21,221
Less: allowance for doubtful accounts	(5,138)	(5,625)
Trade accounts receivable, net	$144,762	$184,047

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to our customers because the amounts were earned but not contractually billable as of the balance sheet date.

6.             GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the three months ended August 31, 2008, was as follows (in thousands):

Balance, May 31, 2008	$546,578
Goodwill adjustments recorded during the period	1,914
Currency translation effect	(25,743)
Balance, August 31, 2008	$522,749

In the first quarter of fiscal 2009, we determined that a portion of our foreign net operating losses, were not sustainable.  These NOL’s related to pre-acquisition activity of Intentia.  Accordingly, we recorded a reduction in the acquired deferred assets and a corresponding increase in goodwill of approximately $1.9 million.

Intangible assets subject to amortization were as follows (in thousands):

	August 31, 2008			May 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Estimated
	Amounts	Amortization	Net	Amounts	Amortization	Net	useful lives
Maintenance contracts	$22,940	$15,721	$7,219	$22,940	$15,047	$7,893	Term
Technology	97,150	37,464	59,686	97,398	34,778	62,620	3-10 years
Client lists	10,586	7,240	3,346	10,755	7,080	3,675	4-10 years
Customer relationships	58,283	17,053	41,230	60,904	15,707	45,197	12 years
Trademarks	5,760	5,731	29	6,049	6,004	45	2 years
Order backlog	6,351	6,351	—	6,692	6,692	—	1 year
Non-compete agreements	4,206	3,624	582	4,436	3,672	764	5 years
	$205,276	$93,184	$112,092	$209,174	$88,980	$120,194

We amortize our intangible assets, using underlying cash flow projections and accelerated and straight-line methods which approximate the proportion of future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset. For the three months ended August 31, 2008 and 2007, amortization expense for intangible assets was $6.0 million and $7.5 million, respectively. Net intangible assets decreased from May 31, 2008 by approximately $2.0 million due to the effect of currency translation. Amortization expense is reported as a component of cost of revenues and amortization of acquired intangibles in our Consolidated Statements of Operations.

The estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

2009 (remaining 9 months)	$17,621
2010	20,163
2011	17,376
2012	14,033
2013	11,973
Thereafter	30,926
$112,092

7.             DEFERRED REVENUE

The following table sets forth the components of deferred revenue (in thousands):

	August 31,	May 31,
	2008	2008
License fees	$57,811	$54,555
Maintenance	200,578	240,704
Consulting	16,709	17,347
Total deferred revenue	275,098	312,606
Less current portion	(256,164)	(298,509)
Deferred revenue - non-current	$18,934	$14,097

The decrease in total deferred revenue at August 31, 2008 as compared to May 31, 2008, was primarily due to the decrease in deferred maintenance revenue as a result of our renewal dates occurring in the third and fourth quarters of our fiscal year.

8.             FAIR VALUE MEASUREMENTS

We measure certain of our financial assets and liabilities at fair value including our cash equivalents, investments in marketable securities and foreign currency forward contracts.  As discussed in Note 2, Summary of Significant Accounting Policies, effective June 1, 2008 we adopted SFAS 157, subject to the deferral provisions of FSP 157-2.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Fair value is defined as an “exit price” which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or liability.  SFAS 157 also requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs.  As a basis for considering such assumptions and inputs, SFAS 157 establishes a fair value hierarchy which identifies and prioritizes three levels of inputs to be used in measuring fair value.

The three levels of the fair value hierarchy are as follows:

Level 1	–	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2	–

Inputs other than the quoted prices in active markets that are observable either directly or indirectly including: quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	–	Unobservable inputs that are supported by little or no market data and require the reporting entity to develop its own assumptions.

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of August 31, 2008 (in thousands):

	Fair Value Measurements Using Inputs
	Considered as			Fair Value at
	Level 1	Level 2	Level 3	August 31, 2008
Assets
Cash equivalents	$—	$310,324	$—	$310,324
Marketable securities		1,000		1,000
Foreign currency forward contracts		778		778
Total	$—	$312,102	$—	$312,102

Liabilities
Foreign currency forward contracts	$—	$330	$—	$330
Total	$—	$330	$—	$330

Cash equivalents, primarily funds held in money market instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in Cash and cash equivalents in our Consolidated Balance Sheets.  Our cash equivalents are valued primarily using observable inputs other than quoted market prices and are included in Level 2 inputs.

Our marketable securities consist primarily of investments in corporate debt securities, are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity.  The fair value of these investments is included in Marketable securities in our Consolidated Balance Sheets.  Marketable securities are included in Level 2 as their fair value is based on market prices/quotes for similar assets and/or other sources of observable information.

Foreign currency forward contracts are valued based on observable market spot and forward rates as of our reporting date and are included in Level 2 inputs in the above table.  We use these derivative instruments to mitigate non-functional currency transaction exposure.  All contracts are recorded at fair value and marked-to-market at the end of each reporting period and realized and unrealized gains and losses are included in our Consolidated Statement of Operations for that period.  The $0.4 million net fair value of our foreign currency forward contracts was included in prepaid expenses and other assets in our Consolidated Balance Sheets.

FSP 157-2 defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis.  This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  SFAS 157 will be effective for these assets and liabilities beginning in fiscal 2010.  In the first quarter ended August 31, 2008, we did not have any measures of fair value impacted by the deferral provisions of FSP 157-2.  We are currently evaluating the impact SFAS 157 will have on our non-financial assets and liabilities that are recognized at fair value on a non-recurring basis.

We did not elect to apply the fair value option under the provisions of SFAS 159 to any of our currently eligible financial assets or liabilities. As of August 31, 2008, our material financial assets and liabilities not carried at fair value, including our trade accounts receivable, accounts payable and senior convertible notes, are reported at their current carrying values.

9.             LONG-TERM DEBT

Our long-term debt consisted of the following (in thousands):

	August 31,	May 31,
	2008	2008
Senior convertible notes, interest at 2.5%	$240,000	$240,000
Car loans, interest at average rate of 4.7%	6,449	6,828
Capital lease obligations, interest at 7.9%	1,971	1,755
Total long-term debt	248,420	248,583
Less current maturities	(4,002)	(3,849)
Total long-term debt - non-current	$244,418	$244,734

In April 2007, we issued $240.0 million in aggregate principal amount of 2.5% senior convertible notes with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012. The notes bear interest at a rate of 2.5% per annum, which is payable semi-annually in arrears, on April 15 and October 15 of each year, beginning October 15, 2007. The notes do not contain any restrictive financial covenants.  See our Annual Report on Form 10-K for the fiscal year ended May 31, 2008, Recent Accounting Pronouncements included in Note 2 above, and Subsequent Events included in Note 16 below for additional information.

10.          INCOME TAXES

Our quarterly tax expense is measured using an estimated annual tax rate for the period.  At August 31, 2008, our estimated annual global effective tax rate was 45.2% after considering those entities for which no tax benefit is expected to occur during the year as a result of such entities requiring a full valuation allowance against current year losses.  We review our annual tax rate on a quarterly basis and make any necessary changes. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income, changes in the jurisdictional mix of the forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities or impacts from enacted tax law changes.  We identify items which are unusual and non-recurring in nature and treat these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

Our income tax expense for the three months ended August 31, 2008 was $9.8 million.  This resulted in an overall effective tax rate of 134.8% for the first quarter of fiscal 2009.  The rate for the quarter was negatively impacted by 90.6% due to $19.8 million of foreign losses for which we recognized no tax benefit and by 0.5% for a discrete item related to a tax rate change in a foreign jurisdiction. For the three months ended August 31, 2007, our income tax expense was $4.4 million which resulted in an overall effective tax rate for the first quarter of fiscal 2008 of 44.1%. The increase in income tax expense for the three months ended August 31, 2008 as compared to August 31, 2007 primarily related to increased profitability in jurisdictions in which we record a tax provision.

As of August 31, 2008, we had recorded a liability of approximately $5.8 million for unrecognized tax benefits all of which would affect earnings and the effective tax rate, if recognized.  We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of our income tax expense.  During the three months ended August 31, 2008 we recognized approximately $0.1 million in interest and had $0.4 million accrued for the payment of interest at August 31, 2008.  Interest recognized for the three months ended August 31, 2007 was nominal.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years ending before May 31, 2004.  The French taxing authorities commenced an examination of our French tax returns for periods January 1, 2005 through May 31, 2007 in the 4th quarter of fiscal 2008 that is anticipated to be completed by the end of fiscal 2009.  In addition to the French examination, there is limited audit activity in certain other jurisdictions.  While we believe we have adequately provided for all tax positions under examination, amounts asserted by taxing authorities could be greater or less than the accrued provision.  We do not anticipate that the adjustments would result in a material change to our financial position nor do we expect the amount of unrecognized tax benefits or cash payments related to these obligations to significantly change over the next 12 months.

We are in the process of analyzing and refining our existing global intercompany financing structure. Such refinements will result in a decrease of interest expense in various tax jurisdictions including some where valuation allowances against foreign deferred tax assets have been released.

11.          PER SHARE DATA

We compute net income or loss per share in accordance with the provisions of SFAS No. 128, Earnings per Share (SFAS 128). Under SFAS 128, basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the applicable period. Diluted net income or loss per share is computed by dividing net income or loss by the sum of the weighted average number of common shares outstanding plus the weighted average of dilutive shares outstanding during the period.  In addition, in periods of net loss, all potentially dilutive common shares are excluded from our computation of diluted weighted average shares outstanding, as their inclusion would have an anti-dilutive effect on net loss per share. We use the treasury stock method to calculate the weighted average dilutive shares related to “in-the-money” stock options and warrants, unvested restricted stock awards, and shares issuable under our ESPP. The dilutive effect of our senior convertible notes is calculated based on the average market price of our common stock during the applicable period and the senior convertible notes’ conversion price. The senior convertible notes are only dilutive when our common stock’s price exceeds the conversion price.

The following table sets forth the computation of basic and diluted net income or loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	August 31,
	2008	2007
Basic net income (loss) per share computation:

Net income (loss)	$(2,523)	$5,581
Weighted average common shares - basic	168,394	181,512
Basic net income (loss) per share	$(0.01)	$0.03

Diluted net income per share computation:

Net income (loss)	$(2,523)	$5,581
Diluted weighted average shares calculation:
Weighted average common shares	168,394	181,512
Net dilutive effect of:
Stock options	—	3,361
Warrants	—	—
Restricted stock	—	230
ESPP	—	13
Senior convertible notes	—	—
Weighted average common shares - diluted	168,394	185,116
Diluted net income (loss) per share	$(0.01)	$0.03

Potentially dilutive shares of common stock related to share-based payments and warrants are excluded from the diluted net income per share computations when their exercise prices are greater than the average market price of our common stock during the applicable periods as their inclusion would be anti-dilutive.

The following table sets forth potentially dilutive weighted average shares which were excluded from our computation of diluted net income or loss per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended
	August 31,
	2008	2007
Stock options	11,786	1,964
Warrants	19,975	19,975
Restricted stock	1,371	4
ESPP	18	—
Total potentially dilutive shares	33,150	21,943

12.          COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of other comprehensive income (loss) (in thousands):

	Three Months Ended
	August 31,
	2008	2007
Net income (loss)	$(2,523)	$5,581
Unrealized gain (loss) on investments, net of taxes (benefit) of $(3) and $16, respectively	6	25
Foreign currency translation adjustment	(26,542)	6,709
Other comprehensive income	(26,536)	6,734
Compreshensive income (loss)	$(29,059)	$12,315

Total accumulated other comprehensive income and its components were as follows (in thousands):

	August 31,	May 31,
	2008	2008
Foreign currency translation adjustment	$70,989	$97,531
Unrealized gain on investments	19	13
Accumulated other comprehensive income	$71,008	$97,544

13.          COMMITMENTS AND CONTINGENCIES

Employment Agreements

We have entered into various employment agreements with certain executives and other employees, which provide for severance payments subject to certain conditions and events.

Indemnification and Guarantee Agreements

We license our software products to customers under end user license agreements and to certain resellers or other business partners under business partner agreements. These agreements generally include certain provisions for indemnifying our customer or business partner against losses, expenses and liabilities from damages that may be awarded against them if our software, or the third-party-owned software we resell, is found to infringe a patent, copyright, trademark or other proprietary right of a third-party. These agreements generally limit our indemnification obligations based on industry-standards and geographical parameters, and give us the right to replace an infringing product. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we believe our internal development processes and other practices limit our exposure under these indemnification provisions. In addition, the invention and nondisclosure agreements signed by our employees assign to us various intellectual property rights. There is no pending litigation for which we are required to provide indemnification under these agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of August 31, 2008.

We enter into services agreements with customers for the implementation of our software. We may also subcontract these services to our business partners. From time to time, we include in these services agreements, certain provisions for indemnifying our customer against losses, expenses and liabilities from these services, including, for example, personal injury or tangible property damage. Lease agreements and other contracts with our vendors may also impose similar indemnification obligations on us for personal injury, tangible property damage or other claims. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general liability and umbrella insurance policies that enable us to recover a portion of certain amounts paid. There is no pending litigation for which we are required to provide indemnification under these agreements. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of August 31, 2008.

We have arrangements with certain vendors whereby we guarantee the expenses incurred by certain of their employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. Unless otherwise limited in the contract, we would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not significant. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of August 31, 2008.

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

Legal

On May 20, 2008, a punitive class action lawsuit was filed against us in the United States District Court for the Southern District of New York on behalf of current and former business, systems, and technical consultants. The suit, Cruz, et. al., v. Lawson Software, Inc. et. al., alleges that we failed to pay overtime wages pursuant to the Fair Labor Standards Act and state law, and alleges violations of state record-keeping requirements. The suit also alleges certain violations of ERISA and unjust enrichment. Relief sought includes back wages, corresponding 401(k) plan credits, liquidated damages, penalties, interest and attorneys’ fees. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.  We have filed a motion to dismiss the ERISA and unjust enrichment claims, but there is no assurance that the court will grant that pending motion.

We have accumulated information regarding Intentia customer claims and disputes that arose before our acquisition of Intentia. The initial purchase accounting accrual for these claims and disputes was recorded in fiscal 2006 and was adjusted in fiscal 2007 and 2008 based on thorough reviews of these claims and estimates of our reserve requirements. In the first quarter of fiscal 2009, certain of these claims and disputes settled at amounts lower than anticipated and our estimated reserve requirements were reduced by $1.8 million.  The reduction in the reserve was recorded in General and administrative expenses in our Consolidated Statements of Operations for the first quarter of fiscal 2009, as the reduction occurred outside the period in which adjustments to such purchase accounting was allowed.  The applicable accrual is recorded at present value and is expected to be consumed through a combination of cash payments, accounts receivable write-offs and free services over the next 12 months. As of August 31, 2008 and May 31, 2008, we had accruals recorded of approximately $5.2 million and $7.4 million, respectively, related to the Intentia disputes that arose before the acquisition. We expense our defense costs during the period incurred. If the aggregate judgments exceed the fair value estimates established as part of the purchase price adjustment, the overage would be expensed in the period when such additional amounts become both probable and estimatable.

On September 29, 2008, we received a settlement offer from our insurance carrier related to certain of these pre-merger litigation claims.  We have accepted this offer of €1.2 million, approximately $1.7 million.  We will record the settlement within our results of operations in the second quarter of fiscal 2009 when we receive these funds.

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

IBM Agreement

In fiscal 2005, Lawson and International Business Machines Corporation (IBM) entered into an OEM Software Agreement that was modified in the second quarter of 2006 and again in the third quarter of 2007 and a Master Relationship Agreement (MRA). Under these agreements, we resell our business applications in conjunction with IBM’s open standards-based software, and the companies jointly market these software solutions. The MRA governs the joint marketing activities and has a three-year term. During the term of the modified OEM Software Agreement, we pay royalties to IBM for the licensing of IBM programs to each applicable existing and new Lawson customer, and pay IBM annual maintenance fees for each applicable Lawson customer. The modified OEM Software Agreement had an initial term of three years, commencing September 2005.  We have extended the agreement for one year to September 2009 and the agreement may be extend by us for one additional year. As of August 31, 2008, we have fulfilled our minimum quarterly and annual royalty commitments under the initial and modified agreement.  We continue to operate under the extended agreement which does not include any minimum royalty commitments.  Per the program we are only required to pay royalties per each sale.

Symphony Agreement (former Intentia)

In May 2005, former Intentia entered into a Master Offshoring Agreement (the Agreement) with Symphony Service Corp., referred to as Symphony Services, an affiliate of Symphony Technology Group, LLC (a shareholder of Lawson), and Symphony Technology II-A,L.P., pursuant to which Symphony Services agreed to provide Intentia both product development and customer support resources for an initial five year term. The agreement was not affected by the consummation of the business combination with Lawson. It was believed that the Agreement would enable us to achieve significant quality improvements and better customer service without increasing total spending on product development and customer support and was part of a business transformation plan approved by Intentia in July 2004. Under terms of the Agreement, we were contractually obligated to pay for a stated minimum level of resources employed for the first three years of the Agreement, after which either party may terminate the Agreement by delivery of a six-month advanced written notification. No such notification had been provided as of August 31, 2008. For the remaining two years of the term of the Agreement which ends in May 2010, we are not contractually obligated to pay for a stated minimum level of resources. However, we are precluded from reducing the level of such services by more than 25% from one quarter to the next. Therefore, as of August 31, 2008, the estimated remaining minimum obligation level under the Agreement was $2.2 million. Romesh Wadwani is a member of the Board of Directors of Lawson and is a partner of Symphony Technology Group, LLC.

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

The following table presents our revenues summarized by geographic region for the periods indicated (in thousands):

Three Months Ended

	Geographic Region
	Americas	APAC	EMEA	Total
August 31, 2008
License fees	$11,200	$1,331	$8,594	$21,125
Services:
Maintenance	56,727	3,032	29,350	89,109
Consulting	36,805	3,327	40,550	80,682
Total services	93,532	6,359	69,900	169,791
Total revenues	$104,732	$7,690	$78,494	$190,916

August 31, 2007
License fees	$13,040	$1,595	$10,825	$25,460
Services:
Maintenance	51,527	1,808	25,179	78,514
Consulting	39,414	3,217	40,803	83,434
Total services	90,941	5,025	65,982	161,948
Total revenues	$103,981	$6,620	$76,807	$187,408

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region (in thousands):

	Geographic Region
	Americas	APAC	EMEA	Total
As of August 31, 2008	$22,582	$7,715	$17,094	$47,391
As of May 31, 2008	$18,608	$8,548	$17,888	$45,044

The following table sets forth our revenues and long-lived tangible assets by country for the periods indicated (in thousands):

	Three Months Ended
	August 31,
Revenues (1)	2008	2007
United States	$103,049	$100,723
Sweden	22,189	21,867
All other countries (2)	65,678	64,818
Total revenues	$190,916	$187,408

	As of
Long-lived tangible assets	August 31, 2008	May 31, 2008
United States	$22,520	$18,530
Sweden	10,663	11,551
Philippines	6,360	6,989
All other countries (2)	7,848	7,974
Total long-lived tangible assets	$47,391	$45,044

(1)           Revenues are attributable to countries based on the location of our customers.

(2)           No other country reported revenues exceeding 10% of consolidated revenues or long-lived tangible assets exceeding 10% of consolidated long-lived tangible assets. In those fiscal periods when a country’s revenues or long-lived tangible assets were less than 10% of the consolidated totals, applicable amounts are included in “All other countries.”

15.          REPURCHASE OF COMMON SHARES AND RELATED PARTY TRANSACTIONS

Our Board of Directors approved a share repurchase program of up to $100.0 million of common stock in November 2006, and on July 10, 2008, increased the maximum authorized for repurchase under the program to $400.0 million.  The share repurchases are funded using our existing cash balances and future cash flows and may occur through transactions structured through investment banking institutions as permitted by securities laws and other legal requirements, open market purchases, privately negotiated transactions and/or other mechanisms. Our share repurchase program allows us to repurchase shares at our discretion and market conditions influence the timing of the buybacks and the number of shares repurchased. There can be no assurance as to the amount, timing or repurchase price of future repurchases, if any, related to the share repurchase program.  The program may also be modified, extended or terminated by our Board of Directors at any time.

During the first quarter of fiscal 2009 ended August 31, 2008, we repurchased approximately 11.5 million shares under the share repurchase program at an average price of $8.72 per share, excluding any volume-weighted average price adjustment as discussed below.  These shares were purchased pursuant to an accelerated share repurchase transaction (the ASR) that we entered into with Lehman Brothers OTC Derivatives Inc.  (Lehman OTC) on July 15, 2008.  Pursuant to the ASR transaction, Lawson will repurchase a variable number of shares of our outstanding common stock from Lehman OTC for $100.0 million.  The final per share purchase price and the total number of shares to be repurchased under the ASR transaction will be based generally on the volume-weighted average price of Lawson’s common stock during the term of the agreement.  See Note 16, Subsequent Events, for additional information.

From inception of the repurchase program through August 31, 2008, we used $260.5 million to repurchase 29.4 million shares at an average price of $8.85 per share. The repurchased shares are recorded as treasury stock and result in a reduction to our stockholders equity. The shares will be used for general corporate purposes. As of August 31, 2008, the maximum dollar value of shares that may yet be purchased under this program was $139.5 million.

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

16.          SUBSEQUENT EVENTS

On September 15, 2008, Lehman Brothers Holdings Inc. (Lehman Holdings) filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York.  Subsidiaries of Lehman Holdings, including Lehman Brothers Inc. (Lehman Brothers) and Lehman OTC, were not included in the filing.  On September 19, 2008, Lehman Brothers was placed in liquidation under the Securities Investor Protection Act.  In addition, on October 3, 2008, Lehman OTC also filed for Chapter 11 bankruptcy.  As of our fiscal quarter ended August 31, 2008, we had certain business relationships with Lehman OTC including an accelerated share repurchase transaction and a convertible note hedge transaction and a warrant transaction both entered into as part of the issuance of our senior convertible notes.

In April 2007, we issued $240.0 million of our 2.5% senior convertible notes.  Lehman Brothers was one of the original purchasers of these notes.  We received net proceeds from the offering of $233.5 million at closing and none of these funds are on deposit with Lehman Brothers or any of its affiliates.  In conjunction with the issuance of the notes, we entered into a convertible note hedge transaction with Lehman OTC, an affiliate of Lehman Brothers.  In a separate agreement, we entered into a warrant transaction with Lehman OTC.  Together, these transactions were designed to reduce the potential dilution resulting from the potential conversion of our senior convertible notes into shares of common stock and effectively increased the conversion price of the notes to $15.58 per share from the initial conversion price of the notes of $12.02 per share. Lehman Holding is a guarantor of Lehman OTC’s obligations under the convertible note hedge transaction.  The bankruptcy filing of Lehman Holding, as guarantor under the convertible note hedge transaction, and the bankruptcy filing by Lehman OTC, were events of default under the hedge transaction and warrant agreements.  As a result of these defaults we are exercising our rights to terminate both the hedge transaction and the warrant transaction. We are in the process of evaluating the impact that our termination of the hedge transaction and warrant may have on our financial statements in future periods. The terms of the senior convertible notes and the rights of note holders are not affected in any way by the status of Lehman Holdings or Lehman OTC or by any termination of the hedge transaction or warrant.

As described in Note 15, Repurchase of Common Shares and Related Party Transactions, on July 15, 2008, we entered into a $100.0 million ASR transaction with Lehman OTC.  Lehman OTC has delivered 11.5 million shares of our common stock to us as of August 7, 2008.  Under the agreement, Lehman OTC was obligated to deliver additional shares to us at maturity of the transaction based on the final per share purchase price and the total number of shares repurchased as determined primarily by the volume-weighted average price of our common stock during the term of the agreement.  The agreement further required that Lehman post cash collateral to a segregated brokerage account in our name in an amount equal to the value of the additional shares, or net cash, due to us if the ASR were terminated as of the current date. Upon an event of default by Lehman OTC, pursuant to our rights under the ASR, we issued a notice of default to Lehman OTC on September 24, 2008 and terminated the ASR agreement and requested the distribution of all $9.1 million of funds held in our segregated brokerage account at Lehman Brothers.  We are seeking the transfer of such funds to a new account in accordance with procedures established by the trustee appointed to oversee the liquidation of Lehman Brothers.  We believe these funds are free credit balances that we are entitled to withdraw from our segregated brokerage account.  As of the date of this filing we had not yet received these funds.  We believe that we are entitled to receive an additional $1.9 million from Lehman OTC pursuant to the terms of the ASR agreement related to additional cash collateral not yet posted to our segregated brokerage account.  Recovery of these additional funds may be subject to limitation due to the bankruptcy filings by Lehman Holdings and Lehman OTC.  We bear no risk related to the 11.5 million shares repurchased under the ASR.  Receipt of these funds from our segregated account and the additional cash collateral not yet posted to our account will have the effect of reducing the average per share purchase price that we paid under the ASR.

We currently believe that the Lehman Holdings bankruptcy, and its potential impact on subsidiaries of Lehman Holdings, the liquidation of Lehman Brothers Inc., and the bankruptcy of Lehman OTC, will not have a material adverse effect on our financial position, results of operations or cash flows.  However, as noted above, we are still evaluating the impact that our termination of the hedge transaction and warrant may have on our financial statements in future periods.  We continue to closely monitor the Lehman Holdings bankruptcy situation, the liquidation of Lehman Brothers Inc., as well as the Lehman OTC bankruptcy, and our legal rights under our contractual relationships with Lehman OTC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions and the expected impact of recently issued accounting pronouncements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the SEC for our fiscal year ended May 31, 2008.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in our Annual Report on Form 10-K and in other documents we file with the SEC.

Management Overview

Lawson Software, Inc. is a global provider of enterprise software.  We provide business application software, consulting and maintenance to customers primarily in the services sector, trade industries and manufacturing/distribution sectors. In the manufacturing sector we serve both process manufacturing and discrete manufacturing. In the service sector we serve both asset-intensive and labor-intensive services. We operate as one business segment focused on broad sectors. We specialize in specific markets including healthcare, public sector in the U.S., food, fashion, wholesale distribution, equipment services and rental, and manufacturing (our targeted industries).  Our software includes enterprise financial management, human capital management, business intelligence, asset management, enterprise performance management, supply chain management, service management, manufacturing operations, business project management and industry-tailored applications. Our applications help automate and integrate critical business processes, which enables our customers to collaborate with their partners, suppliers and employees. We support our customers’ use of our applications through consulting services which primarily help our customers implement their Lawson applications, and through our maintenance program that provides on-going support and product updates for our customers’ continued use of our applications.

Our enterprise software solutions focus on providing competitive advantages and business flexibility to our customers.  Lawson’s solutions fall within three main product lines and include related maintenance and consulting services.  Our product lines are referred to as “Lawson S3 Enterprise Management System,”  “Lawson M3 Enterprise Management System,” and “Lawson Strategic Human Capital Management” with many of the solutions in each product line having broad, cross-industry application. Our S3 solutions consist of business applications designed for services-centric industries. Our M3 solutions consist of applications that are geared for manufacturing, distribution and trade businesses who face resource constraints and whose processes are often complex and industry-specific, and our Strategic Human Capital Management applications provide solutions for customers to strategically manage their workforce.

Revenues for the first quarter of fiscal 2009 were $190.9 million, up 1.9% compared to $187.4 million in the first quarter of fiscal 2008.  Revenues in all geographic regions were up compared to the first quarter of last year. Maintenance revenues were up 13.5% year-over-year partially offset by a 17.0% decline in our License fees revenues primarily relating to a decrease in M3 sales in our EMEA region and a decrease in S3 sales in the Americas primarily outside our targeted industries.  In addition, our consulting revenues were down 3.3% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.  The Americas continue to represent over half of our total revenues for the fiscal quarter at 54.9%. The EMEA region accounted for 41.1% of total revenues in the quarter and the remaining 4.0% was in the Asia Pacific region including Australia and New Zealand. Total gross margin as a percent of revenues for the first quarter increased slightly at 50.4% compared to 50.0% in the first quarter of last year with improved margins on license fees and maintenance being offset by lower consulting margins.  Operating expenses were up $1.7 million, or 1.9%, from the first quarter of last year.  As a percent of revenues, operating expenses were relatively flat at 47.2% compared to 47.1% in the first quarter of last year.

The U.S. dollar has weakened relative to certain major international currencies in the three months ended August 31, 2008, when compared with rates in the three months ended August 31, 2007.  These currency fluctuations contributed approximately $7.0 million to our revenue growth as reported for the first quarter of fiscal 2009.  Excluding the effect of currency fluctuations, our total revenues were down approximately $3.5 million quarter over quarter.  The currency fluctuations also had the effect of increasing costs of revenues and expenses, as reported in U.S. dollars, by approximately $10.0 million, which was offset by a decrease in costs and expenses of $7.3 million on a constant currency basis resulting in a reported net increase of $2.7 million in the first quarter of fiscal 2009.

The global economy showed signs of continued weakening over the course of the first quarter of fiscal 2009, especially in the financial services industry.  While we have certain financial services customers, the financial services industry is not a targeted industry for Lawson.  We believe the significant distress experienced by financial institutions may have far reaching impact on other industries.  Together, the weakening economy and the fallout from the financial market crisis may challenge our license contracting and demand for our services for the remainder of our fiscal 2009.  We continue to monitor the economic situation, the business environment and our outlook for our full fiscal year.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in Part II – Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.  These policies reflect those areas that require more significant judgments, and use of estimates and assumptions in the preparation of our financial statements and include the following:

•      Revenue Recognition

•      Allowance for Doubtful Accounts

•      Sales Returns and Allowances

•      Valuation of Long-Lived and Intangible Assets and Goodwill

•      Income Taxes

•      Contingencies

•      Litigation reserves

•      Stock-Based Compensation

•      Marketable Securities and Other Investments

With the July 7, 2008 sale of our auction rate securities portfolio, we no longer consider our accounting policies related to Marketable Securities and Other Investments as critical.  Other than this change, there have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K.

Results of Operations

We recorded a net loss of $2.5 million in the first quarter of fiscal 2009 as compared to net income of $5.6 million in the first quarter of fiscal 2008.  Net loss per share was $0.01 in the first quarter of fiscal 2009 compared to net income of $0.03 per diluted share in the similar period last year.

The following table sets forth certain line items in our Consolidated Statements of Operations as a percentage of total revenues and the period-over-period percent increase (decrease) for the periods indicated:

	Percentage of Total Revenue
	Three Months Ended		Percentage of
	August 31,		Dollar Change
	2008	2007	Fiscal 2009 vs. 2008
Revenues:
License fees	11.1%	13.6%	(17.0)%
Maintenance	46.7	41.9	13.5
Consulting	42.2	44.5	(3.3)
Total revenues	100.0	100.0	1.9
Cost of revenues:
Cost of license fees	2.8	3.6	(21.0)
Cost of maintenance	8.8	8.4	7.8
Cost of consulting	38.0	38.0	1.7
Total cost of revenues	49.6	50.0	1.1

Gross profit	50.4	50.0	2.7

Operating expenses:
Research and development	11.5	9.2	26.8
Sales and marketing	24.3	22.6	9.9
General and administrative	10.1	13.7	(25.0)
Restructuring	(0.1)	(0.1)	59.3
Amortization of acquired intangibles	1.4	1.7	(18.3)
Total operating expenses	47.2	47.1	1.9

Operating income	3.2	2.9	14.3
Total other income (expense), net	0.6	2.4	(76.4)
Income before income taxes	3.8	5.3	(27.3)
Provision for income taxes	5.1	2.3	122.2
Net income (loss)	(1.3)%	3.0%	*NM %

*NM Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable fiscal quarters ended August 31, 2008 and August 31, 2007 should be read in conjunction with the accompanying unaudited Consolidated Financials Statements and related notes and with the information presented in the above table.

Revenues

	Three Months Ended		Quarterly Change
	August 31,		Fiscal 2009 vs. 2008
(in thousands)	2008	2007	Dollars	Percent

Revenues:
License fees	$21,125	$25,460	$(4,335)	(17.0)%
Maintenance	89,109	78,514	10,595	13.5
Consulting	80,682	83,434	(2,752)	(3.3)
Total revenues	$190,916	$187,408	$3,508	1.9%

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

We recognize revenues pursuant to specific and detailed guidelines applicable to the software industry. License fees revenues from end-users are generally recognized when the software product has been shipped, provided a non-cancelable license agreement has been signed; there are no uncertainties surrounding product acceptance; the fees are fixed or determinable and collection of the related receivable is considered probable. If the fee due from the customer is not fixed or determinable, or includes extended payment terms, revenue is deferred and recognized as payments become due and all other conditions for revenue recognition have been satisfied. Revenues from customer maintenance and support contracts are deferred and recognized ratably over the term of the agreements. Revenues from consulting services (including training and implementation services) are recognized as services are provided to customers. See Critical Accounting Policies and Estimate - Revenue Recognition, in our Annual Report on Form 10-K for the year ended May 31, 2008, for a more complete description of our revenue recognition policy.

First quarter fiscal 2009 total revenues increased 1.9% to $190.9 million as compared to $187.4 million in the first quarter of fiscal 2008.  The increase was driven by a 13.5% increase in maintenance revenues which more than offset decreases in our license fees and consulting revenues.

License Fees.  Our license fees primarily consist of fees resulting from products licensed to customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

License fees revenues for the first quarter of fiscal 2009 decreased $4.3 million, or 17.0%, compared to the first quarter of fiscal 2008. The decrease in license fees revenues was experienced in all of our geographies with EMEA down $2.2 million compared to the first quarter of last year primarily related to decreased sales of our M3 solutions in manufacturing related verticals.  The Americas and APAC license fees revenues were down $1.9 million and $0.2 million, respectively, compared to the first quarter of last year.  Within the Americas we experienced decreases in our S3 license fees revenues primarily in markets outside of our targeted industries.  These decreases were somewhat offset by increased revenues in our healthcare sector.  Our M3 license fees revenues in the Americas were relatively flat quarter over quarter.  The total number of licensing transactions decreased in the first quarter of fiscal 2009 by 78 to 216 as compared to 294 in the first quarter of fiscal 2008.  The number of licensing transactions with new customers increased to 31 compared to 27 in the first quarter of fiscal year 2008.  In the first quarter of fiscal 2009 we entered into nine license transactions between $0.5 million and $1.0 million compared to four in the similar quarter last year.  We entered into one licensing transaction greater than $1.0 million in the current quarter compared to six in the first quarter of fiscal 2008.

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

Maintenance revenues for the first quarter of fiscal 2009 increased $10.6 million, or 13.5%, compared to fiscal 2008 first quarter. This increase was primarily driven by annual maintenance agreement renewals with associated price increases, the continued migration of our customers, primarily in our EMEA region, to Lawson Total Care agreements as well as maintenance agreements associated with new customers.  Lawson Total Care is our comprehensive customer care program which includes among other things software upgrades, updates, corrections, as well as various levels of support.

Consulting.  Our consulting revenues consist of services related to software installations, software implementations, customized development and training services for customers who have licensed our products. Consulting revenues have historically, and through the first quarter of fiscal 2009, included revenues associated with our hardware business.  As of August 31, 2008, we have exited the hardware business which represented a non-core component of our business to better concentrate our efforts on providing our solutions and related services to our targeted industries.

Consulting revenues for the first quarter of fiscal 2009 decreased $2.8 million, or 3.3%, compared to the first quarter of fiscal 2008.  Of this decrease, $1.6 million was due to a decrease in third-party revenues, lower billable headcount, and lower utilization in certain regions in the first quarter of fiscal 2009 compared to the first quarter last year.  In addition, hardware revenues decreased $1.2 million as we exited this non-core component of our business during the first quarter of fiscal 2009.

Deferred Revenue.  We had total deferred revenues of $275.1 million at August 31, 2008 compared to $312.6 million at May 31, 2008.  Deferred revenue represents revenue that is to be recognized in future periods related to certain license agreements, maintenance contracts and certain consulting arrangements as discussed above.

The following table sets forth the components of deferred revenue (in thousands):

	August 31,	May 31,
	2008	2008
License fees	$57,811	$54,555
Maintenance	200,578	240,704
Consulting	16,709	17,347
Total deferred revenue	275,098	312,606
Less current portion	(256,164)	(298,509)
Deferred revenue - non-current	$18,934	$14,097

The decrease in total deferred revenue at August 31, 2008 as compared to May 31, 2008, was primarily due to the decrease in deferred maintenance revenue as a result of our renewal dates occurring in the third and fourth quarters of our fiscal year.

Cost of Revenues

	Three Months Ended		Quarterly Change
	August 31,		Fiscal 2009 vs. 2008
(in thousands)	2008	2007	Dollars	Percent

Cost of revenues:
Cost of license fees	$5,332	$6,753	$(1,421)	(21.0)%
Cost of maintenance	16,874	15,660	1,214	7.8
Cost of consulting	72,447	71,226	1,221	1.7
Total cost of revenues	$94,653	$93,639	$1,014	1.1%

Gross profit:
License fees	$15,793	$18,707	$(2,914)	(15.6)%
Maintenance	72,235	62,854	9,381	14.9
Consulting	8,235	12,208	(3,973)	(32.5)
Total gross profit	$96,263	$93,769	$2,494	2.7%

Gross margin %:
License fees	74.8%	73.5%
Maintenance	81.1%	80.1%
Consulting	10.2%	14.6%
Total gross margin %	50.4%	50.0%

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

During the first quarter of fiscal 2009, cost of license fees decreased $1.4 million, or 21.0%, compared to the first quarter of fiscal 2008. The decrease was primarily related to lower volume of license fees revenues, a decrease in third-party costs as well as decreased amortization of acquired intellectual property. Fiscal 2009 first quarter license fees gross margin increased to 74.8% up from 73.5% in the first quarter of fiscal 2008 primarily due to the first quarter fiscal 2009 revenue mix which included a lower percentage of third party revenues as compared to the first quarter last year.

Cost of Maintenance.  Cost of maintenance includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, the overhead costs of providing support services to customers and intangible asset amortization on support contracts.

Cost of maintenance for the first quarter of fiscal 2009 increased $1.2 million, or 7.8%, compared to the first quarter of fiscal 2008. The increase was primarily attributable to a $0.7 million increase in third-party costs, a $0.6 million increase in IT and other infrastructure allocations, as well as a net $0.2 million increase in employee-related costs due to a higher customer support headcount. These increases were somewhat offset by a decrease in intangible asset amortization. Maintenance gross margin for the first quarter of fiscal 2009 was 81.1%, up slightly from 80.1% in the first quarter of fiscal 2008.

Cost of Consulting.  Cost of consulting includes salaries, employee benefits, third-party consulting costs, related travel, and the overhead costs of providing implementation, installation, training and education services to customers. Cost of consulting also includes costs associated with our hardware business which we exited in the first quarter of fiscal 2009.

Cost of consulting increased $1.2 million, or 1.7%, in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. This increase resulted primarily from a net $1.6 million increase in employee-related costs, a $1.7 million increase in IT and other infrastructure allocations and $0.6 million related to an EMEA pre-merger litigation credit recorded in the first quarter of last year with no corresponding amount in the current quarter.  These increases were partially offset by a $2.1 million decrease in third-party costs associated with the lower third-party revenues recorded in the quarter as well as an $0.8 million decrease in hardware costs as we have exited this non-core business. Gross margin on consulting revenues for the first quarter of fiscal 2009 decreased to 10.2% as compared to 14.6% for the similar period last year primarily as a result of the increase in our cost of consulting as well as a decrease in third-party margins in the Americas.

Operating Expenses

	Three Months Ended		Quarterly Change
	August 31,		Fiscal 2009 vs. 2008
(in thousands)	2008	2007	Dollars	Percent

Operating Expenses:
Research and development	$21,918	$17,286	$4,632	26.8%
Sales and marketing	46,491	42,291	4,200	9.9
General and administrative	19,289	25,723	(6,434)	(25.0)
Restructuring	(231)	(145)	(86)	(59.3)
Amortization of acquired intangibles	2,627	3,216	(589)	(18.3)
Total operating expenses	$90,094	$88,371	$1,723	1.9%

Research and Development.  Research and development expenses consist primarily of salaries, employee benefits, related overhead costs, and consulting fees associated with product development, enhancements and upgrades provided to existing customers under maintenance plans and to new customers, testing, quality assurance and documentation.

For the first quarter of fiscal 2009, research and development increased $4.6 million, or 26.8%, compared to the first quarter of last year.  This increase was primarily the result of an increase in employee-related costs of $3.1 million including increased headcount relating to our global support center and our acquisitions of Visual Advance Systems Technology and the Product Lifecycle Management software division of Freeborders in the fourth quarter of fiscal 2008.  In addition, IT and other infrastructure allocations increased $1.3 million in the current quarter as compared to the first quarter of last year.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel and overhead costs related to our sales and marketing personnel, as well as trade show activities, advertising costs and other costs associated with our Company’s marketing activities.

Sales and marketing expenses for the first quarter of fiscal 2009 increased $4.2 million, or 9.9%, compared to the first quarter of fiscal 2008. This increase was primarily due to an increase of $3.0 million in employee-related costs incurred due to an increase in headcount to support our expanded efforts related to our targeted industries.  The increase in employee-related costs also includes the affect of a fourth quarter fiscal 2008 under accrual of sales incentive compensation in EMEA. See Note 1, Nature of Business and Basis of Presentation – First Quarter Fiscal 2009 Results of Operations, for more information.  In addition, we had a $0.9 million increase in IT and other infrastructure charges and a $0.4 million increase in other expenses to support the growth in our sales and marketing operations.  These increases were somewhat offset by a current quarter decrease in certain marketing programs of $0.4 million.

General and Administrative.  General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees and bad debt expense.  We deem certain of these items to be shared services and accordingly allocate the related expenses to other functional line items within cost of revenues and operating expenses, primarily based on head count.

For the first quarter of fiscal 2009, general and administrative expenses decreased $6.4 million, or 25.0%, compared to the first quarter of fiscal 2008. This decrease was primarily the result of a $1.8 million reduction in our pre-merger litigation reserve (See Note 12, Commitments and Contingencies – Legal), $2.4 million related to IT and other infrastructure allocation, and a $1.3 million decrease in contractor fees as we hired additional permanent finance and accounting personnel over the course of fiscal 2008 for positions previously filled by contractors.

Restructuring.  During the first quarter of fiscal 2009, we recorded a $0.2 million benefit to operating expenses related to a reduction in our restructuring accruals compared to a benefit of $0.1 million for the first quarter of fiscal 2008. These restructuring accrual reductions relate to adjustments to the original estimates established in the restructuring accruals discussed below.

Fiscal 2007 Restructuring.  On February 28, 2007, we completed a roadmap for optimizing our productivity by enhancing global sourcing capabilities and resources. This roadmap called for the rebalancing of our resources between various locations primarily in the U.S., Europe and our global support center in the Philippines. Management envisioned the reduction of approximately 250 employees primarily in our U.S. and European operations over the course of fiscal 2008 and the first quarter of fiscal 2009. This reduction included employees working in all areas of the Company, predominantly in consulting and research and development. For the first quarter of fiscal 2009, $0.2 million of adjustments were made to the reserve and actions relating to severance were completed in the first quarter of fiscal 2009.

As a result of our restructuring plans we have experienced cost savings from the lower facility expenses and reduced headcount related to these actions and expect these savings to continue.  See Note 3, Restructuring, in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further discussion.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles primarily relates to the on-going amortization of intangibles acquired in the Intentia merger as well as other acquisitions.  For the first quarter of fiscal 2009, amortization of acquired intangibles decreased $0.6 million, or 18.3%, compared to the first quarter of fiscal 2008 primarily due to certain intangibles being fully amortized in fiscal 2008 with no corresponding amounts recorded in the current period and the amortization of certain intangible assets on an accelerated basis as compared to a straight line basis resulting in higher amortization in the first quarter of last year.

Other Income (Expenses), net

Total other income (expense), consisting of interest income earned from cash, marketable securities and other investments, interest expense, and other associated costs, was net income of $1.1 million and $4.6 million for the first quarter of fiscal 2009 and 2008, respectively. The $3.5 million decrease was primarily due to significantly lower average investment balances and lower yields in the current period as compared to the same period last year.  Our investments in auction rate securities were sold in the first quarter of fiscal 2009 and our investments in marketable securities also decreased.  We have transitioned our investments to cash and cash equivalents, primarily money market funds and as a result, we have experienced lower yields in the current quarter than in the comparable quarter last year.

Provision for Income Taxes

Our income tax provision for the three months ended August 31, 2008 was $9.8 million.  This resulted in an overall effective tax rate of 134.8% for the first quarter of fiscal 2009.  The rate for the quarter was negatively impacted by 90.6% due to $19.8 million of foreign losses for which we recognized no tax benefit and by 0.5% for a discrete item related to a tax rate change in a foreign jurisdiction. For the three months ended August 31, 2007, our income tax expense was $4.4 million which resulted in an overall effective tax rate for the first quarter of fiscal 2008 of 44.1%. The increase in income tax expense for the three months ended August 31, 2008 as compared to August 31, 2007 primarily related to increased profitability in jurisdictions in which we record a tax provision.

As of August 31, 2008, we had recorded a liability of approximately $5.8 million for unrecognized tax benefits all of which would affect earnings and the effective tax rate, if recognized.  We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of our income tax expense.  During the three months ended August 31, 2008, we recognized approximately $0.1 million in interest and had $0.4 million accrued for the payment of interest at August 31, 2008.  Interest recognized for the three months ended August 31, 2007 was nominal.

Our quarterly tax expense is measured using an estimated annual tax rate for the period.  At August 31, 2008, our estimated annual global effective tax rate was 45.2% after considering those entities for which no tax benefit is expected to occur during the year as a result of such entities requiring a full valuation allowance against current year losses.  We review our annual tax rate on a quarterly basis and make any necessary changes. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income, changes in the jurisdictional mix of the forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities or impacts from enacted tax law changes.  We identify items which are unusual and non-recurring in nature and treat these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

Liquidity and Capital Resources

	Three Months Ended
	August 31,
Cash Flow (in thousands)	2008	2007	% Change

Cash used in operating activities	$(14,577)	$(20,603)	(29.2)%
Cash provided by (used in) investing activities	$43,149	$(100,650)	*NM
Cash used in financing activities	$(98,193)	$(49,077)	100.1%

	As of
	August 31,	May 31,
Capital Resources (in thousands)	2008	2008	% Change

Working capital	$170,659	$261,072	(34.6)%
Cash and cash equivalents, marketable securities and short-term investments	$361,368	$485,810	(25.6)%

*NM Percentage not meaningful

As of August 31, 2008, we had $361.4 million in cash, cash equivalents, marketable securities and other investments and $170.7 million in working capital. Our most significant source of operating cash flows is derived from license fees, maintenance and consulting fees related to services provided to our customers. Days sales outstanding (DSO), which is calculated on net trade receivables at period-end divided by revenue for the quarter times 90 days in the quarter, was 68 and 65 as of August 31, 2008 and 2007, respectively. Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services, and facilities.

We believe that cash flows generated from our operations, together with our cash, cash equivalents, and marketable securities will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities, investments and share repurchases for the foreseeable future. As part of our business strategy, we may use cash to acquire companies or products from time-to-time to enhance our product lines, which could have a material affect on our capital resources.

Cash Flows from Operating Activities:

Net cash used in operating activities in the first quarter of fiscal 2009 was $14.6 million. In addition to our net loss of $2.5 million, other uses of cash included $26.0 million in working capital.  The cash uses for working capital purposes included a $33.6 million decrease in our deferred revenue and customer deposits primarily related to the recognition of maintenance revenues over the applicable term of these agreements, $19.0 million decrease in accrued and other liabilities primarily related to a reduction in accrued incentive compensation paid in the first quarter of fiscal 2009 and a reduction to accrued paid time off relating to usage during the first quarter, primarily in EMEA, an $8.1 million decrease in accounts payable and $5.4 million used for prepaid expenses.  These working capital uses of cash were somewhat offset by a $34.9 million decrease in accounts receivable as we collected customer accounts and maintenance billings including significant amounts billed during the second half of fiscal 2008 and a $5.2 million decrease in net income taxes receivable.  The overall cash used in operating activities excludes the effects of non-cash charges of $10.6 million for depreciation and amortization, $1.8 million related to stock-based compensation, $0.9 million related to deferred income taxes and a $1.3 million provision for estimated warranty costs.

Cash Flows from Investing Activities:

Net cash provided by investing activities was $43.1 million for the period ended August 31, 2008.  The sources of cash included $49.7 million in proceeds from the sale of our investments in auction rate securities and the sale or maturity of marketable securities. These sources of cash were somewhat offset by the $6.9 million of cash used to purchase property and equipment.

Cash Flows from Financing Activities:

Net cash used for financing activities was $98.2 million for the first quarter of fiscal 2009. Financing activities for the period were primarily related to the $100.0 million used to repurchase shares of our common stock pursuant to an accelerated share repurchase transaction we entered into as part of our Board authorized share repurchase program.  These uses of cash were somewhat offset by $2.2 million in proceeds from the exercise of stock options and the issuance of shares of our common stock under our ESPP.

Effect of Exchange Rate Changes

For the three months ended August 31, 2008, changes in foreign currency exchange rates resulted in a $5.1 million decrease in our cash and cash equivalents. Exchange rate changes increased our cash and cash equivalents by $1.0 million for the three months ended August 31, 2007.

Repurchase of common shares and related party transactions

Our Board of Directors approved a share repurchase program of up to $100.0 million of common stock in November 2006, and on July 10, 2008, increased the maximum authorized for repurchase under the program to $400.0 million.  The share repurchases are funded using our existing cash balances and future cash flows and may occur through transactions structured through investment banking institutions as permitted by securities laws and other legal requirements, open market purchases, privately negotiated transactions and/or other mechanisms. Our share repurchase program allows us to repurchase shares at our discretion and market conditions influence the timing of the buybacks and the number of shares repurchased. There can be no assurance as to the amount, timing or repurchase price of future repurchases, if any, related to the share repurchase program.  The program may also be modified, extended or terminated by our Board of Directors at any time.

During the first quarter of fiscal 2009 ended August 31, 2008, we repurchased approximately 11.5 million shares under the share repurchase program at an average price of $8.72 per share, excluding any volume-weighted average price adjustment as discussed below.  These shares were purchased pursuant to an accelerated share repurchase transaction that we entered into with Lehman OTC on July 15, 2008.  Pursuant to the ASR transaction, Lawson will repurchase a variable number of shares of our outstanding common stock from Lehman OTC for $100.0 million.  The final per share purchase price and the total number of shares to be repurchased under the ASR transaction will be based generally on the volume-weighted average price of Lawson’s common stock during the term of the agreement.

As discussed in Note 16, Subsequent Events, in Notes to Consolidated Financial Statements of this Form 10-Q, Lehman holdings bankruptcy filing on September 15, 2008, Lehman Brothers liquidation on September 19, 2008, and Lehman OTC’s bankruptcy filing on October 3, 2008, have impacted our ASR agreement.  Under the ASR agreement, Lehman OTC was obligated to deliver additional shares to us at maturity of the transaction based on the final per share purchase price and the total number of shares repurchased as determined primarily by the volume-weighted average price of our common stock during the term of the agreement.  The agreement further required that Lehman post cash collateral to a segregated brokerage account in our name in an amount equal to the value of the additional shares, or net cash, due to us if the ASR were terminated as of the current date. Upon an event of default by Lehman OTC, pursuant to our rights under the ASR, we issued a notice of default to Lehman OTC on September 24, 2008 and terminated the ASR agreement and requested the distribution of all $9.1 million of funds held in our segregated brokerage account at Lehman Brothers.  We are seeking the transfer of such funds to a new account in accordance with procedures established by the trustee appointed to oversee the liquidation of Lehman Brothers.  We believe these funds are free credit balances that we are entitled to withdraw from our segregated brokerage account. As of the date of this filing we had not yet received these funds.  We believe that we are entitled to receive an additional $1.9 million from Lehman OTC pursuant to the terms of the ASR agreement related to additional cash collateral not yet posted to our segregated brokerage account.  Recovery of these additional funds may be subject to limitation due to the bankruptcy filings by Lehman Holdings and Lehman OTC.  We bear no risk related to the 11.5 million shares repurchased under the ASR.  Receipt of these funds from our segregated account and the additional cash collateral not yet posted to our account will have the effect of reducing the average per share purchase price that we paid under the ASR.

From inception of the repurchase program through August 31, 2008, we used $260.5 million to repurchase 29.4 million shares at an average price of $8.85 per share. The repurchased shares are recorded as treasury stock and result in a reduction to our stockholders equity. The shares will be used for general corporate purposes. As of August 31, 2008, the maximum dollar value of shares that may yet be purchased under this program was $139.5 million.

Credit Facilities

We have a credit facility that was entered into by the former Intentia on November 1, 2004 and assumed by Lawson. The facility consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $6.3 million (40.0 million Swedish Kroner). The facility is secured by a corporate letter of guaranty by Lawson Software, Inc. As of August 31, 2008, under $0.1 million was outstanding under the guarantee line and approximately $6.2 million was available for use.

Senior Convertible Notes

In April 2007, we issued $240.0 million of senior convertible notes with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012. The notes bear interest at a rate of 2.5% per annum payable semi-annually in arrears, on April 15 and October 15 of each year, beginning October 15, 2007. The notes do not contain any restrictive financial covenants. The notes are convertible, at the holder’s option, into cash and, if applicable, shares of our common stock based on an initial conversion rate of 83.2293 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $12.02 per share (which reflected a 35.0% conversion premium based on the closing sale price of $8.90 per share of Lawson common stock as reported by NASDAQ on April 17, 2007). We effectively raised the conversion price to approximately $15.58 per share (which reflects a 75.0% premium when compared to the closing sale price of $8.90 per share) by simultaneously entering into separate agreements to purchase call options and sell warrants. In connection with the issuance of the notes, we entered into a registration rights agreement with the initial purchasers of the notes. On August 16, 2007, we filed the shelf registration statement, which became effective on that date. See our Annual Report on Form 10-K for the fiscal year ended May 31, 2008, for additional information.

Again, as discussed in Note 16, Subsequent Events, in Notes to Consolidated Financial Statements of this Form 10-Q, Lehman Holdings bankruptcy filing on September 15, 2008, Lehman Brothers liquidation on September 19, 2008, and Lehman OTC’s bankruptcy filing on October 3, 2008, have affected the convertible hedge transaction and warrant related to our senior convertible notes.  Lehman Holding is a guarantor of Lehman OTC’s obligations under the convertible note hedge transaction.  The bankruptcy filing of Lehman Holding, as guarantor under the convertible note hedge transaction, and the bankruptcy filing by Lehman OTC, were events of default under the hedge transaction and warrant agreements.  As a result of these defaults we are exercising our rights to terminate both the hedge transaction and the warrant transaction. We are in the process of evaluating the impact that our termination of the hedge transaction and warrant may have on our financial statements in future periods. The terms of the senior convertible notes and the rights of note holders are not affected in any way by the status of Lehman Holdings or Lehman OTC or by any termination of the hedge transaction or warrant.

Restricted Cash

We had $2.4 million held as restricted cash as of August 31, 2008. This balance relates to various guarantees of our property leases worldwide and $0.4 million and $2.0 million have been classified as current and non-current assets, respectively, on our Consolidated Balance Sheet.

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K for the year ended May 31, 2008, total contractual obligations at May 31, 2008 were $405.6 million not including an estimated FIN 48 impact. The total liability for uncertain tax positions under FIN 48 at August 31, 2008 was $5.8 million. We do not expect the amount of unrecognized tax benefits or cash payments related to these obligations to significantly change over the next 12 months.  See Note 10, Income Taxes, in Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further discussion.

Off-Balance-Sheet Arrangements

As of August 31, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. We do not use off-balance-sheet arrangements with unconsolidated entities, related parties or other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

We have entered into operating leases for most of our U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of August 31, 2008, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2008 and 2015. Rent expense under operating leases for the first quarter of fiscal 2009 and fiscal 2008 was $7.5 million and $8.2 million, respectively.

Foreign Currency

We manage foreign currency market risk, from time to time, using forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Increases or decreases in our foreign currency exposures are expected to be offset by gains or losses on forward contracts. This is expected to mitigate the possibility of significant foreign currency transaction gains or losses in future periods. Our foreign currency exposures are primarily related to non-functional currency intercompany loans and advances to/from our international subsidiaries.  In addition, as of July 1, 2007, we changed the operating structure of our European subsidiaries whereby our non-functional currency exposure increased significantly for other balance sheet accounts, particularly accounts receivable, accounts payable and certain accrual accounts. Therefore, the volume of our hedging activities increased during fiscal 2008.

We do not use forward contracts for trading purposes. Our foreign currency forward contracts are generally short term in nature, maturing within 90 days or less. We mark to market all contracts at the end of each reporting period and unrealized gains and losses are included in our Consolidated Statement of Operations for that period. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The net fair value of foreign currency forward contracts was a $0.4 million net asset as of August 31, 2008 and was included in prepaid expenses and other assets on our Consolidated Balance Sheets. The corresponding net $2.8 million in realized and unrealized gains were included in Other income in the accompanying Consolidated Statements of Operations during the first quarter of fiscal 2009.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements of this Form 10-Q for information regarding recently issued accounting pronouncements that may impact our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in our Annual Report on Form 10-K for the year ended May 31, 2008, our major market risk exposure relates to adverse fluctuations in interest rates with respect to our senior convertible notes and adverse changes in foreign currency exchange rates. We believe our exposure associated with these market risks has not changed materially since May 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2008.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 20, 2008, a punitive class action lawsuit was filed against us in the United States District Court for the Southern District of New York on behalf of current and former business, systems, and technical consultants. The suit, Cruz, et. al., v. Lawson Software, Inc. et. al., alleges that we failed to pay overtime wages pursuant to the Fair Labor Standards Act and state law, and alleges violations of state record-keeping requirements. The suit also alleges certain violations of ERISA and unjust enrichment. Relief sought includes back wages, corresponding 401(k) plan credits, liquidated damages, penalties, interest and attorneys’ fees. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.  We have filed a motion to dismiss the ERISA and unjust enrichment claims, but there is no assurance that the court will grant that pending motion.

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

ITEM 1A. RISK FACTORS

We documented our risk factors in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008. There have been no material changes to our risk factors since the filing of that report.  The risk factors detailed in our Annual Report on Form 10-K could materially harm our business, operating results and financial condition and/or negatively affect our stock price. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of our common stock for the three months ended August 31, 2008:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

June 1 - 30, 2008	—	—	—	$239,495,449

July 1 - 31, 2008	7,581,214	$8.72	7,581,214	$173,411,061

August 1 - 31, 2008	3,895,494	$8.72	3,895,494	$139,454,582

Total first quarter fiscal 2009 (2)	11,476,708	$8.72	11,476,708

(1) In November 2006, our Board of Directors approved a share repurchase of up to $100.0 million of common stock. The Board of Directors increased this maximum to $200.0 million in April 2007 and to

$400.0 million on July 10, 2008.

(2) Repurchases in the first quarter of fiscal 2009 were made pursuant to an accelerated share repurchase transaction entered into on July 15, 2008. See Note 15, Repurchase of Common Shares and Related Party Transactions, in Notes to Consolidated Financial Statements of this Form 10-Q, for further discussion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

See Index to Exhibits on page 36 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 10, 2008

LAWSON SOFTWARE, INC.

	By:	/s/ ROBERT A. SCHRIESHEIM
Robert A. Schriesheim
Executive Vice President and Chief Financial
Officer
(principal financial officer)

	By:	/s/ STEFAN B. SCHULZ
Stefan B. Schulz
Senior Vice President of Finance
(principal accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS

10.1	July 15, 2008 agreement between Lawson Software, Inc. and Lehman Brothers OTC Derivatives Inc. pertaining to a $100.0 million accelerated share repurchase transaction.

10.2	Notice of Early Termination, effective September 24, 2008, of the agreement dated July 15, 2008 between Lawson Software, Inc. and Lehman Brothers OTC Derivatives Inc. (see Exhibit 10.1 above).

10.3	Amendment to IBM OEM Agreement, dated August 18, 2008, extending the term of that agreement until September 14, 2009.

10.4	Convertible Note Hedge Transaction Notice of Early Termination Date, effective October 10, 2008 between Lawson Software, Inc. and Lehman Brothers OTC Derivatives Inc.

10.5	Warrant Transaction Notice of Early Termination Date, effective October 10, 2008 between Lawson Software, Inc. and Lehman Brothers OTC Derivatives Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Harry Debes.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Robert A. Schreisheim.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Harry Debes.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Robert A. Schreisheim.