Form 10-Q
period 2008-11-30
Lawson Software, Inc.
filed 2009-01-09
CIK 1344632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2008

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

Yes ☐               No ☒

The number of shares of the registrant’s common stock outstanding on January 5, 2009 was 163,216,143.

LAWSON SOFTWARE, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	November 30, 2008	May 31, 2008(1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$300,528	$435,121
Restricted cash - current	9,501	746
Marketable securities	—	5,453
Short-term investments	—	45,236
Trade accounts receivable, net	135,453	184,047
Income taxes receivable	1,433	10,309
Deferred income taxes - current	14,146	16,839
Prepaid expenses and other current assets	40,804	44,470
Total current assets	501,865	742,221

Restricted cash - non-current	2,690	2,038
Property and equipment, net	46,920	45,044
Goodwill	448,553	546,578
Other intangible assets, net	100,820	120,194
Deferred income taxes - non-current	43,396	35,907
Other assets	13,464	18,614
Total assets	$1,157,708	$1,510,596
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt - current portion	$3,021	$3,849
Accounts payable	10,239	23,481
Accrued compensation and benefits	66,301	89,733
Income taxes payable	5,546	8,860
Deferred income taxes - current	6,041	7,399
Deferred revenue - current	183,682	298,509
Other current liabilities	41,672	49,318
Total current liabilities	316,502	481,149

Long-term debt - non-current	243,163	244,734
Uncertain tax positions - non-current	6,799	5,757
Deferred income taxes - non-current	13,011	12,529
Deferred revenue - non-current	13,815	14,097
Other long-term liabilities	7,478	8,771
Total liabilities	600,768	767,037
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 750,000 shares authorized; 201,385 and 201,025 shares issued, respectively; 163,047 and 173,825 shares outstanding, at November 30, 2008 and May 31, 2008, respectively	2,014	2,010
Additional paid-in capital	840,766	838,141
Treasury stock, at cost; 38,338 and 27,200 shares at November 30, 2008 and May 31, 2008, respectively	(314,184)	(225,598)
Retained earnings	33,147	31,462
Accumulated other comprehensive income (loss)	(4,803)	97,544
Total stockholders’ equity	556,940	743,559
Total liabilities and stockholders’ equity	$1,157,708	$1,510,596

(1) Derived from our audited Consolidated Financial Statements

The accompanying notes are an integral part of the Consolidated Financial Statements

LAWSON SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2008	2007	2008	2007
Revenues:
License fees	$30,061	$32,990	$51,186	$58,450
Maintenance	90,083	84,705	179,192	163,219
Consulting	86,213	100,907	166,895	184,341
Total revenues	206,357	218,602	397,273	406,010

Cost of revenues:
Cost of license fees	6,648	6,616	11,980	13,369
Cost of maintenance	17,373	16,830	34,247	32,490
Cost of consulting	73,710	84,155	146,157	155,381
Total cost of revenues	97,731	107,601	192,384	201,240

Gross profit	108,626	111,001	204,889	204,770
Operating expenses:
Research and development	22,542	21,732	44,460	39,018
Sales and marketing	42,986	48,214	89,477	90,505
General and administrative	22,165	25,839	41,454	51,562
Restructuring (Note 3)	7,717	80	7,486	(65)
Amortization of acquired intangibles	2,358	3,352	4,985	6,568
Total operating expenses	97,768	99,217	187,862	187,588

Operating income	10,858	11,784	17,027	17,182

Other income (expense), net:
Interest income	1,987	5,882	5,035	12,745
Interest expense	(2,019)	(2,142)	(4,057)	(4,746)
Other income (expense), net	201	(4,376)	273	(4,054)
Total other income (expense), net	169	(636)	1,251	3,945

Income before income taxes	11,027	11,148	18,278	21,127
Provision for income taxes	6,819	7,425	16,593	11,823
Net income	$4,208	$3,723	$1,685	$9,304

Net income per share:
Basic	$0.03	$0.02	$0.01	$0.05
Diluted	$0.03	$0.02	$0.01	$0.05

Weighted average common shares outstanding:
Basic	162,456	178,453	165,425	179,974
Diluted	164,527	181,941	168,114	183,520

The accompanying notes are an integral part of the Consolidated Financial Statements

LAWSON SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	November 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,685	$9,304
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,770	21,166
Amortization of debt issuance costs	642	644
Deferred income taxes	3,669	1,429
Provision for doubtful accounts	68	(845)
Warranty provision	3,180	2,800
Impairment on long term investments	—	4,229
Net gain on disposal of assets	—	(311)
Excess tax benefits from stock transactions	(367)	(1,721)
Stock-based compensation expense	4,734	4,255
Amortization of discounts and premiums on marketable securities	15	(90)
Changes in operating assets and liabilities:
Trade accounts receivable	38,907	15,472
Prepaid expenses and other assets	3,093	(9,215)
Accounts payable	(11,455)	(5,495)
Accrued and other liabilities	(8,080)	(21,979)
Income taxes payable/receivable	(5,163)	8,632
Deferred revenue and customer deposits	(108,579)	(98,750)
Net cash used in operating activities	(57,881)	(70,475)
Cash flows from investing activities:
Change in restricted cash	(9,407)	(59)
Purchases of marketable securities and investments	—	(205,098)
Proceeds from maturities and sales of marketable securities and investments	50,677	194,120
Purchases of property and equipment	(16,069)	(10,822)
Net cash provided by (used in) investing activities	25,201	(21,859)
Cash flows from financing activities:
Principal payments on long-term debt	(910)	(881)
Payments on capital lease obligations	(617)	(676)
Cash proceeds from exercise of stock options	1,547	5,486
Excess tax benefit from stock transactions	367	1,721
Cash proceeds from employee stock purchase plan	1,528	1,445
Repurchase of common stock from related parties	—	(36,800)
Repurchase of common stock - other	(90,966)	(19,945)
Net cash used in financing activities	(89,051)	(49,650)

Effect of exchange rate changes on cash and cash equivalents	(12,862)	5,824
Net decrease in cash and cash equivalents	(134,593)	(136,160)
Cash and cash equivalents at the beginning of the period	435,121	473,963
Cash and cash equivalents at the end of the period	$300,528	$337,803

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

Basis of Presentation

Our Consolidated Financial Statements include the accounts of Lawson Software, Inc., our branches and our wholly-owned and majority-owned subsidiaries operating in the U.S., Latin America and Canada (together, the Americas), Europe, Middle East, and Africa (EMEA), and Asia-Pacific (APAC). All significant intercompany accounts and transactions have been eliminated. Our subsidiaries that are not majority-owned are accounted for under the equity method. The unaudited Consolidated Financial Statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items other than the adjustments, including the incentive compensation matter, described below.

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

Year-to-Date Fiscal 2009 Results of Operations

The results for the first six months of fiscal 2009 include reductions to net income of approximately $2.1 million primarily as a result of $1.9 million of under accruals of sales incentive compensation recorded in the first quarter of fiscal 2009 that should have been recorded as a reduction in net income in the fourth quarter of fiscal 2008. These accruals primarily related to sales incentive compensation in EMEA. The fourth quarter fiscal 2008 under accrual was primarily due to the fact that the previous accrual methodology utilized in EMEA did not sufficiently provide for (1) overachievement of sales quotas and related higher commission rates that were achieved in EMEA in fiscal 2008 when license contracting targets were greatly exceeded by various sales personnel, and (2) sales incentives payable to sales management employees. We have taken actions, such as redesigning the sales incentive accrual process and enhancing monitoring controls, to mitigate the potential for replicating this matter. We have determined that the impact of the sales incentive compensation under accruals, as well as additional out-of-period adjustments recorded in the second quarter of fiscal 2009 that increased pre-tax operating expenses by $0.4 million, primarily related to deferred third-party costs included in costs of license fees, were immaterial in all prior interim and annual periods and are not expected to be material to fiscal 2009 results of operations.

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

Adoption of New Accounting Pronouncements

On June 1, 2008, we adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157, issued in September 2006, establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008, the FASB issued Staff Position (FSP) 157-1 and FSP 157-2. FSP 157-1 removes certain leasing transactions from the scope of SFAS 157. FSP 157-2 partially defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis (at least annually). SFAS 157 is effective for financial assets and liabilities and nonfinancial assets and liabilities that are recognized at fair value on a recurring basis in fiscal years beginning after November 15, 2007. Under FSP157-2, the effective date for non-financial assets and liabilities that are recognized at fair value on a nonrecurring basis will be fiscal years beginning after November 15, 2008 (our fiscal 2010). Our adoption of SFAS 157 for our financial assets and liabilities and nonfinancial assets and liabilities that are recognized using fair value on a recurring basis did not have a significant impact on our financial statements. See Note 8, Fair Value Measurements. We are currently evaluating the impact SFAS 157 will have on our non-financial assets and liabilities that are recognized at fair value on a non-recurring basis but we do not expect it to have a material impact on our financial statements.

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141(R)) which will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) establishes principles and requirements for the recognition and measurement of identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Some of the changes, such as the accounting for contingent consideration and exclusion of transaction costs from acquisition accounting may introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 (our fiscal 2010). With the adoption of SFAS 141(R), our accounting for future business combinations will change on a prospective basis beginning with any business combination for which the acquisition date is in the first quarter of fiscal 2010. In relation to previous acquisitions, the provisions of SFAS 141(R) will require any release of existing income tax valuation allowances initially established through purchase accounting to be included in our earnings rather than as an adjustment to goodwill. This would have a favorable impact on our operating results. In addition, any restructuring liabilities established in connection with integration of an acquired entity would negatively impact our operating results.

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

Following is a roll forward of our product warranty reserve (in thousands):

Balance, May 31, 2008	$7,920
Provision	3,180
Write-offs	(1,273)
Translation adjustment	(515)
Balance, November 30, 2008	$9,312

3.                                      RESTRUCTURING

The following table sets forth the reserve activity for the six months ended November 30, 2008, related to each of our restructuring plans and the remaining balances, which are included in accrued compensation and benefits in our Consolidated Balance Sheet as of November 30, 2008 (in thousands):

				Fiscal 2006
	Total	Fiscal 2009	Fiscal 2007	Intentia	Legacy Lawson
Balance, May 31, 2008	$11,598	$—	$4,695	$4,926	$1,977
Provision for restructuring	7,906	7,906	—	—	—
Cash payments	(4,637)	(556)	(3,346)	(510)	(225)
Adjustments to provision	(420)	—	(368)	(52)	—
Adjustments to provision-Goodwill	(1,612)	—	—	(1,612)	—
Currency translation effect and other	(1,180)	—	(96)	(1,084)	—
Balance, November 30, 2008	$11,655	$7,350	$885	$1,668	$1,752

Fiscal 2009 Restructuring

Fiscal 2009 Restructuring. On November 18, 2008, we announced the implementation of cost reduction measures in light of the current uncertainty in global economic conditions and in light of other operating margin improvement initiatives. These cost reduction initiatives include a restructuring plan which calls for the reduction of approximately 200 employees throughout our global workforce and the closing of one leased facility. This reduction represents approximately 5.0% of our global work force and affects all functional areas of our operations. We recorded the majority of the restructuring expenses with a pre-tax charge of approximately $7.9 million in the second quarter of fiscal 2009, primarily $6.1 million for severance and related benefits and $1.8 million for the exit of the leased facility. We may incur additional charges related to these actions which would be recorded in future periods however; we do not anticipate that any such additional charges would be significant. We estimate that the annualized cost savings from these actions will be approximately $25.0 million. In the second quarter ended November 30, 2008, we made cash payments of $0.6 million relating to severance and related benefits. As of November 30, 2008, we had an accrual of $7.4 million for severance and related benefits and the estimated fair value of our liability for the exited facility. We anticipate that actions relating to severance will be substantially completed by December 31, 2008 with related cash payments to continue through May 2009. Payments related to the exited facility are expected to continue through November 2011.

Fiscal 2007 Restructuring

Fiscal 2007 Restructuring. On February 28, 2007, we completed a roadmap for optimizing our productivity by enhancing global sourcing capabilities and resources. This roadmap called for the rebalancing of our resources between various locations primarily in the U.S., Europe and our global support center in the Philippines. Management envisioned the reduction of approximately 250 employees primarily in our U.S. and European operations over the course of fiscal 2008 and the first quarter of fiscal 2009. This reduction included employees working in all areas of the Company, predominantly in consulting and research and development. In conjunction with this roadmap we recorded a charge of $11.9 million. As of May 31, 2008, we had an accrual of $4.7 million for severance and related benefits. For the second quarter and first six months of fiscal 2009, we paid severance and related benefits of $0.9 million and $3.3 million, respectively. We made no adjustments to the reserve in the second quarter of fiscal 2009, but $0.4 million in adjustments were made for the first six months of fiscal 2009. The ending accrual balance at November 30, 2008 was $0.9 million. Actions relating to severance were completed in the first quarter of fiscal 2009, however we expect related cash payments to continue through February 2009.

Fiscal 2006 Restructuring

On April 26, 2006, in conjunction with the business combination with Intentia International AB (Intentia), we approved a plan designed to eliminate employee redundancies in both Intentia and legacy Lawson.

Fiscal 2006 Legacy Lawson. The plan for legacy Lawson included the reduction of approximately 60 employees in the U.S. and U.K. and the exit or reduction in space for leases in certain facilities. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and consulting. As of May 31, 2008, we had an accrual of $2.0 million for the exit or reduction of leased facilities. For the second quarter and first six months of fiscal 2009, cash lease payments of $ 0.1 million and $0.2 million were made related to exited facilities. The ending accrual balance at November 30, 2008 was $1.8 million for the exit or reduction of leased facilities. Actions relating to severance were completed in the first quarter of fiscal 2008. We expect cash lease payments related to exited facilities to continue through July 2011.

Fiscal 2006 Intentia. The plan for Intentia included the reduction of approximately 125 employees in the EMEA and APAC regions and the exit or reduction in leased space. The reduction of employees included employees who worked in all functional areas of the Company. As of May 31, 2008, we had an accrual of $4.9 million for the exit or reduction of leased facilities. Cash lease payments of $0.2 million and $0.5 million were made related to exited facilities in the second quarter and first six months of fiscal 2009. In the second quarter of Fiscal 2009, a $1.6 million adjustment was made to the accrual for lease exit costs to reflect additional sub lease income not included in the original lease restructuring plan. Pursuant to the provision of EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, this adjustment has been recorded as a reduction to goodwill. See Note 6, Goodwill and Intangible Assets. The ending balance as of November 30, 2008 was $1.7 million related to the accrual for the exit or reduction of leased space. Actions relating to severance were completed in the third quarter of fiscal 2008. We expect cash lease payments related to exited facilities or reduced space to continue through June 2012.

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

The fair value of restricted stock and restricted stock unit awards (together restricted stock awards) is estimated based on the grant date market value of our common stock and is amortized to compensation expense on a straight-line basis over the related vesting period. Compensation expense related to our Employee Stock Purchase Plan (ESPP) is estimated as the 15% discount employees receive relative to the market value of our common stock at the end of the ESPP’s quarterly offering periods and is recognized in the applicable quarter.

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

The following table presents the share-based compensation expense recognized in our Consolidated Statements of Operations, by classification, for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2008	2007	2008	2007

Cost of revenues	$229	$247	$292	$512
Research and development	164	127	298	292
Sales and marketing	544	370	1,000	737
General and administrative	1,980	1,482	3,144	2,714
Stock-based compensation expense, before income tax	2,917	2,226	4,734	4,255
Income tax benefit	(1,123)	(861)	(1,822)	(1,646)
Stock-based compensation expense, net of tax	$1,794	$1,365	$2,912	$2,609

As of November 30, 2008, we had unrecognized compensation expense of $14.2 million and $16.8 million related to outstanding stock options and restricted stock awards, respectively, which are expected to be recognized over weighted average periods of 1.3 years and 1.7 years, respectively.

5.                                      TRADE ACCOUNTS RECEIVABLE

The components of our trade accounts receivable were as follows (in thousands):

	November 30,	May 31,
	2008	2008
Trade accounts receivable	$121,511	$168,451
Unbilled accounts receivable	17,711	21,221
Less: allowance for doubtful accounts	(3,769)	(5,625)
Trade accounts receivable, net	$135,453	$184,047

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to our customers because the amounts were earned but not contractually billable as of the balance sheet date.

6.                                      GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the six months ended November 30, 2008, was as follows (in thousands):

Balance, May 31, 2008	$546,578
Goodwill adjustments recorded during the period	(265)
Currency translation effect	(97,760)
Balance, November 30, 2008	$448,553

The $0.3 million adjustments to goodwill recorded during the first six months of fiscal 2009 include a second quarter fiscal 2009 reduction of $1.6 million related to an adjustment to our fiscal 2006 lease restructuring plan, (See Note 3, Restructuring), as well as a $0.6 million reversal related to deferred revenue initially recognized with our purchase of Intentia.  In addition, in the first quarter of fiscal 2009, we determined that a portion of our foreign net operating losses, were not sustainable.  These NOL’s related to pre-acquisition activity of Intentia.  Accordingly, we recorded a reduction in the acquired deferred assets and a corresponding increase in goodwill of approximately $1.9 million.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), we are required to assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred.

Testing for goodwill impairment is a two step process. The first step screens for potential impairment and if there is an indication of possible impairment the second step must be completed to measure the amount of impairment loss, if any.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with the carrying value of its net assets. For Lawson, because we have only one reporting unit, this involves comparing our company’s fair value with the carrying value of our consolidated net assets. If the fair value of the reporting unit is less than the carrying value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of impairment loss we would be required to record, if any.  The second step, if required, would compare the implied fair value of Lawson’s goodwill with the current carrying amount of our goodwill.  If the implied fair value of our goodwill is less than the carrying value, an impairment charge would be recorded as a charge to our operations.

Historically, our market capitalization has been well above the carrying value of our consolidated net assets and there has been no indication of potential impairment.  The results of our most recent annual assessment performed at the end of fiscal 2008 did not indicate any potential impairment of our goodwill.

During the second quarter of fiscal 2009 the price of our common stock was significantly impacted by the volatility in the U.S. equity markets.  The price of Lawson’s common stock reached a low of $2.71 during the second quarter of fiscal 2009; a condition that was not sustained for an extended period of time as Lawson’s common stock closed below $3.00 per share for only two consecutive days in mid-November. These lows for Lawson’s common stock coincided with the stock markets’ 52 week lows recorded as the financial crisis intensified.  Since that time, Lawson’s common stock has traded above $3.00 per share and closed the fiscal quarter at $3.92 per share on November 28, 2008.  Our market capitalization as of November 30, 2008, the end of our second quarter of fiscal 2009, was $639.1 million and exceeded the carrying value of our consolidated net assets of $556.9 million by $82.2 million.

We believe that the fair value of our company exceeds our market capitalization because our fair value should include a control premium.  A control premium is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e. market capitalization), in order to acquire a controlling interest. The premium is justified by the expected synergies, such as the expected increase in cash flow resulting from cost savings and revenue enhancements.  Because our market capitalization exceeded the carrying value of our consolidated net assets by $82.2 million as of November 30, 2008 before considering a control premium, this market volatility did not cause us to complete a formal step 1 impairment test.  Since November 30, 2008, the price of our common stock has increased and our market capitalization continues to be at a level such that there is no indication of potential goodwill impairment requiring interim testing under SFAS 142. However, due to the ongoing uncertainty in market conditions, which may continue to negatively impact our market capitalization, we will continue to monitor and evaluate the carrying value of our goodwill.

Intangible assets subject to amortization were as follows (in thousands):

	November 30, 2008			May 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Estimated
	Amounts	Amortization	Net	Amounts	Amortization	Net	useful lives
Maintenance contracts	$22,940	$16,359	$6,581	$22,940	$15,047	$7,893	Term
Technology	96,503	39,889	56,614	97,398	34,778	62,620	3-10 years
Client lists	10,243	7,303	2,940	10,755	7,080	3,675	4-10 years
Customer relationships	50,793	16,494	34,299	60,904	15,707	45,197	12 years
Trademarks	4,921	4,906	15	6,049	6,004	45	2 years
Order backlog	5,338	5,338	—	6,692	6,692	—	1 year
Non-compete agreements	3,409	3,038	371	4,436	3,672	764	5 years
	$194,147	$93,327	$100,820	$209,174	$88,980	$120,194

We amortize our intangible assets accelerated and straight-line methods which approximate the proportion of future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset. For the three months ended November 30, 2008 and 2007, amortization expense for intangible assets was $5.7 million and $7.5 million, respectively.  Amortization expense for intangible assets was $11.7 million and $15.0 million for the six months ended November 30, 2008 and 2007, respectively.  Net intangible assets decreased during the first six months of fiscal 2009 by approximately $7.4 million due to the effect of currency translation. Amortization expense is reported as a component of cost of revenues and amortization of acquired intangibles in our Consolidated Statements of Operations.

The estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

2009 (remaining 6 months)	$10,999
2010	19,176
2011	16,603
2012	13,433
2013	11,442
Thereafter	29,167
$100,820

7.                                      DEFERRED REVENUE

The following table sets forth the components of deferred revenue (in thousands):

	November 30,	May 31,
	2008	2008
License fees	$50,101	$54,555
Maintenance	130,763	240,704
Consulting	16,633	17,347
Total deferred revenue	197,497	312,606
Less current portion	(183,682)	(298,509)
Deferred revenue - non-current	$13,815	$14,097

The decrease in total deferred revenue at November 30, 2008 as compared to May 31, 2008, was primarily due to the decrease in deferred maintenance revenue as our renewal dates occur in the third and fourth quarters of our fiscal year with revenue being recognized ratably over the applicable service periods.

8.                                      FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value including our cash equivalents, investments in marketable securities and foreign currency forward contracts.  As discussed in Note 2, Summary of Significant Accounting Policies, effective June 1, 2008 we adopted SFAS 157, subject to the deferral provisions of FSP 157-2.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Fair value is defined as an “exit price” which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or liability.  SFAS 157 also requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs.  As a basis for considering such assumptions and inputs, SFAS 157 establishes a fair value hierarchy which identifies and prioritizes three levels of inputs to be used in measuring fair value.

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

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of November 30, 2008 (in thousands):

	Fair Value Measurements Using Inputs Considered as			Fair Value at
	Level 1	Level 2	Level 3	November 30, 2008
Assets
Cash equivalents	$100,032	$154,884	$—	$254,916
Foreign currency forward contracts	—	413	—	413
Total	$100,032	$155,297	$—	$255,329

Liabilities
Foreign currency forward contracts	$—	$142	$—	$142
Total	$—	$142	$—	$142

Cash equivalents, primarily funds held in treasuries and money market instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in Cash and cash equivalents in our Consolidated Balance Sheets.  Our investments in treasuries are valued using quoted market prices and are included in Level 1 inputs. Our money market instruments are valued primarily using observable inputs other than quoted market prices and are included in Level 2 inputs.  The fair value at November 30, 2008 for cash equivalents was approximately $254.9 million.

Foreign currency forward contracts are valued based on observable market spot and forward rates as of our reporting date and are included in Level 2 inputs in the above table.  We use these derivative instruments to mitigate non-functional currency transaction exposure.  All contracts are recorded at fair value and marked-to-market at the end of each reporting period and realized and unrealized gains and losses are included in our Consolidated Statement of Operations for that period.  The $0.3 million net fair value of our foreign currency forward contracts was included in prepaid expenses and other assets in our Consolidated Balance Sheets.

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

We did not elect to apply the fair value option under the provisions of SFAS 159 to any of our currently eligible financial assets or liabilities. As of November 30, 2008, our material financial assets and liabilities not carried at fair value include our trade accounts receivable, accounts payable and senior convertible notes, are reported at their current carrying values.

9.                                      LONG-TERM DEBT

Our long-term debt consisted of the following (in thousands):

	November 30,	May 31,
	2008	2008
Senior convertible notes, interest at 2.5%	$240,000	$240,000
Car loans, interest at average rate of 4.7%	4,740	6,828
Capital lease obligations, interest at 7.9%	1,444	1,755
Total long-term debt	246,184	248,583
Less current maturities	(3,021)	(3,849)
Total long-term debt - non-current	$243,163	$244,734

In April 2007, we issued $240.0 million in aggregate principal amount of 2.5% senior convertible notes with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012. The notes bear interest at a rate of 2.5% per annum, which is payable semi-annually in arrears, on April 15 and October 15 of each year, beginning October 15, 2007. The notes do not contain any restrictive financial covenants.  See our Annual Report on Form 10-K for the fiscal year ended May 31, 2008, and Recent Accounting Pronouncements included in Note 2 above for additional information.

We had certain business relationships with Lehman OTC, including a convertible note hedge transaction and a warrant transaction both entered into as part of the issuance of our senior convertible notes and an accelerated share repurchase transaction, see Note 15, Repurchase of Common Shares and Related Party Transactions.  On September 15, 2008, Lehman Brothers Holdings Inc. (Lehman Holdings) filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York.  Subsidiaries of Lehman Holdings, including Lehman Brothers Inc. (Lehman Brothers) and Lehman Brothers OTC Derivatives Inc. (Lehman OTC), were not included in the filing.  On September 19, 2008, Lehman Brothers was placed in liquidation under the Securities Investor Protection Act.  In addition, on October 3, 2008, Lehman OTC also filed for Chapter 11 bankruptcy.

Lehman Brothers was one of the original purchasers of our senior convertible notes.  None of the net proceeds from the offering are on deposit with Lehman Brothers or any of its affiliates.  In conjunction with the issuance of the notes, we entered into a convertible note hedge transaction with Lehman OTC, an affiliate of Lehman Brothers.  In a separate agreement, we entered into a warrant transaction with Lehman OTC.  Together, these transactions were designed to reduce the potential dilution resulting from the potential conversion of our senior convertible notes into shares of common stock and effectively increased the conversion price of the notes to $15.58 per share from the initial conversion price of the notes of $12.02 per share. Lehman Holding is a guarantor of Lehman OTC’s obligations under the convertible note hedge transaction.  The bankruptcy filings of Lehman Holding, as guarantor under the convertible note hedge transaction, and the bankruptcy filing by Lehman OTC, were events of default under the hedge transaction and warrant agreements.  As a result of these defaults, we exercised our rights to terminate both the hedge transaction and the warrant transaction on October 10, 2008. As a result of our termination of the hedge transaction, terms of the original transaction provide us the right to seek recovery from Lehman OTC equal to the termination-date fair value of the common stock option instrument we issued in connection with the hedge transaction. At the time of termination, the instrument ceased being a hedge instrument and was effectively replaced by our claim against Lehman OTC. Accordingly, during the second quarter of fiscal 2009 we recorded this claim against Lehman OTC as an asset.  As a result of our termination of the common stock warrant Lehman OTC purchased from us in connection with the original transaction, Lehman OTC has sought to recover the termination-date fair value of the warrant from us. For financial reporting purposes, we estimated the fair value of this asset and this liability using the Black-Scholes option pricing model and considering the credit risk of Lehman OTC. These terminations resulted in a decrease in stockholders’ equity equal to the net amount of the recorded asset and liability. The fair value of these obligations recorded for financial reporting purposes may differ from the values ultimately determined in various legal proceedings, including actions of the U.S. bankruptcy court.  If the ultimate settlement of either of these obligations differs from the recorded amounts, we will be required to recognize any related gain or loss in our results of operations in the period such settlement is known.

The terms of the senior convertible notes and the rights of note holders are not affected by the status of Lehman Holdings or Lehman OTC or by any termination of the hedge transaction or warrant.

10.                               INCOME TAXES

Our quarterly tax expense is measured using an estimated annual effective tax rate for the period.  For the six month period ended November 30, 2008, our estimated annual global effective tax rate was 48.3% after considering those entities for which no tax benefit from operating losses is expected to occur during the year as a result of such entities requiring a full valuation allowance against current year losses.  We estimate our annual effective tax rate on a quarterly basis and make any necessary changes to adjust the rate for the year-to-date period based upon the annual estimate. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income, changes in the jurisdictional mix of the forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities or impacts from enacted tax law changes.  We identify items which are unusual and non-recurring in nature and treat these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

Our income tax expense for the three and six months ended November 30, 2008 was $6.8 million and $16.6 million, respectively.  This resulted in an overall effective tax rate of 61.8% for the second quarter of fiscal 2009 and 90.8% for the six months ended November 30, 2008.  The rate for the current quarter was negatively impacted by 17.2% due to $10.4 million of foreign losses for which we recognized no tax benefit and 4.5% due to an uncertain tax position in a foreign jurisdiction.  The rate for the current quarter was also positively impacted by 1.2% for return to provision true-ups and 4.0% for U.S. federal research and development credit tax law changes. For the three and six months ended November 30, 2007, our income tax expense was $7.4 million and $11.8 million, respectively, which resulted in an overall effective tax rate of 66.6% and 56.0% for the three and six months ended November 30, 2007. The increase in income tax expense for the three and six months ended November 30, 2008 as compared to November 30, 2007 primarily related to increased profitability in jurisdictions in which we record a tax provision.

As of November 30, 2008, we had a liability of approximately $6.8 million for unrecognized tax benefits all of which would affect earnings and the effective tax rate, if recognized.  We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of our income tax expense.  During the three and six months ended November 30, 2008 we recognized approximately $0.2 million and $0.3 million in interest and had $0.5 million accrued for the payment of interest at November 30, 2008.  Interest recognized for the three and six months ended November 30, 2007 was $0.1 million and $0.0 million, respectively.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years ending before May 31, 2004.  A foreign taxing authority commenced an examination of tax returns for periods January 1, 2005 through May 31, 2007 in the 4th quarter of fiscal 2008 that is anticipated to be completed by the end of fiscal 2009.  In addition to the foreign examination, there is limited audit activity in certain other jurisdictions.  While we believe we have adequately provided for all tax positions under examination, amounts asserted by taxing authorities could be greater or less than the accrued provision.  We do not anticipate that the adjustments would result in a material change to our financial position nor do we expect the amount of unrecognized tax benefits or cash payments related to these obligations to significantly change over the next 12 months.

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

The following table sets forth the computation of basic and diluted net income or loss per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2008	2007	2008	2007
Basic net income per share computation:
Net income	$4,208	$3,723	$1,685	$9,304
Weighted average common shares - basic	162,456	178,453	165,425	179,974
Basic net income per share	$0.03	$0.02	$0.01	$0.05

Diluted net income per share computation:

Net income	$4,208	$3,723	$1,685	$9,304
Diluted weighted average shares calculation:
Weighted average common shares	162,456	178,453	165,425	179,974
Net dilutive effect of:
Stock options	1,555	3,202	2,217	3,282
Warrants	—	—	—	—
Restricted stock awards	481	272	446	251
ESPP	35	14	26	13
Weighted average common shares - diluted	164,527	181,941	168,114	183,520
Diluted net income per share	$0.03	$0.02	$0.01	$0.05

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

The following table sets forth potentially dilutive weighted average shares which were excluded from our computation of diluted net income or loss per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2008	2007	2008	2007
Stock options	9,181	1,459	6,108	1,250
Warrants	9,100	19,975	14,537	19,975
Restricted stock awards	41	74	31	37
ESPP	—	—	—	—
Total potentially dilutive shares	18,322	21,508	20,676	21,262

12.                               COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of other comprehensive income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2008	2007	2008	2007
Net income	$4,208	$3,723	$1,685	$9,304
Unrealized gain (loss) on investments (1)	3	(787)	8	(762)
Foreign currency translation adjustment	(75,813)	29,539	(102,355)	36,246
Other comprehensive income (loss)	(75,810)	28,752	(102,347)	35,484
Comprehensive income (loss)	$(71,602)	$32,475	$(100,662)	$44,788

(1)                                  The unrealized gain (loss) on investments in the above table are net of taxes (benefit) of $(2) and $13 for the comparable three months and $(5) and $(3) for the comparable six months ended November 30, 2008 and 2007, respectively.

Total accumulated other comprehensive income and its components were as follows (in thousands):

	November 30,	May 31,
	2008	2008
Foreign currency translation adjustment	$(4,825)	$97,531
Unrealized gain on investments	22	13
Accumulated other comprehensive income	$(4,803)	$97,544

13.                               COMMITMENTS AND CONTINGENCIES

Employment Agreements

We have entered into various employment agreements with certain executives and other employees, which provide for severance payments subject to certain conditions and events.

Indemnification and Guarantee Agreements

We license our software products to customers under end user license agreements and to certain resellers or other business partners under business partner agreements. These agreements generally include certain provisions for indemnifying our customer or business partner against losses, expenses and liabilities from damages that may be awarded against them if our software, or the third-party-owned software we resell, is found to infringe a patent, copyright, trademark or other proprietary right of a third-party. These agreements generally limit our indemnification obligations based on industry-standards and geographical parameters, and give us the right to replace an infringing product. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we believe our internal development processes and other practices limit our exposure under these indemnification provisions. In addition, the invention and nondisclosure agreements signed by our employees assign to us various intellectual property rights. There is no pending litigation for which we are required to provide indemnification under these agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of November 30, 2008.

We enter into services agreements with customers for the implementation of our software. We may also subcontract these services to our business partners. From time to time, we include in these services agreements, certain provisions for indemnifying our customer against losses, expenses and liabilities from these services, including, for example, personal injury or tangible property damage. Lease agreements and other contracts with our vendors may also impose similar indemnification obligations on us for personal injury, tangible property damage or other claims. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general liability and umbrella insurance policies that enable us to recover a portion of certain amounts paid. There is no pending litigation for which we are required to provide indemnification under these agreements. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of November 30, 2008.

We have arrangements with certain vendors whereby we guarantee the expenses incurred by certain of their employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. Unless otherwise limited in the contract, we would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not significant. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of November 30, 2008.

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

Legal

On May 20, 2008, a putative class action lawsuit was filed against us in the United States District Court for the Southern District of New York on behalf of current and former business, systems, and technical consultants. The suit, Cruz, et. al., v. Lawson Software, Inc. et. al., alleges that we failed to pay overtime wages pursuant to the Fair Labor Standards Act and state law, and alleges violations of state record-keeping requirements. The suit also alleges certain violations of ERISA and unjust enrichment. Relief sought includes back wages, corresponding 401(k) plan credits, liquidated damages, penalties, interest and attorneys’ fees. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.  We have filed a motion to dismiss the ERISA and unjust enrichment claims, but there is no assurance that the court will grant that pending motion.  We have successfully moved the action from the United States District Court for the Southern District of New York to the United States District Court for the District of Minnesota.  In addition to the motion to dismiss still pending, Plaintiffs’ motion for conditional certification of the FLSA claims is also still pending.

We have accumulated information regarding Intentia customer claims and disputes that arose before our acquisition of Intentia. The initial purchase accounting accrual for these claims and disputes was recorded in fiscal 2006 and was adjusted in fiscal 2007 and 2008 based on thorough reviews of these claims and estimates of our reserve requirements. In the first and second quarters of fiscal 2009, certain of these claims and disputes settled at amounts lower than anticipated and our estimated reserve requirements were reduced by $1.8 million and $0.4 million, respectively.  These reductions in the reserve were recorded in General and administrative expenses in our Consolidated Statements of Operations in the applicable three and six months periods of fiscal 2009, as these reductions occurred outside the periods in which adjustments to such purchase accounting was allowed.  The applicable accrual is recorded at present value and is expected to be consumed through a combination of cash payments, accounts receivable write-offs and free services over the next 12 months. As of November 30, 2008 and May 31, 2008, we had accruals recorded of approximately $3.7 million and $7.4 million, respectively, related to the Intentia disputes that arose before the acquisition. We expense our defense costs during the period incurred. If the aggregate judgments exceed the fair value estimates established as part of the purchase price adjustment, the overage would be expensed in the period when such additional amounts become both probable and estimatable.

On September 29, 2008, we received a settlement offer from our insurance carrier related to certain of these pre-merger litigation claims.  We have accepted this offer of €1.2 million, approximately $1.6 million.  We recorded the settlement within our results of operations for the second quarter of fiscal 2009 when the funds were received.

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

The modified OEM Software Agreement had an initial term of three years, commencing September 2005.  We have extended the agreement for one year to September 2009 and the agreement may be extend by us for one additional year. As of November 30, 2008, we have fulfilled our minimum quarterly and annual royalty commitments under the initial and modified agreement.  We continue to operate under the extended agreement which does not include any minimum royalty commitments.  Per the program we are only required to pay royalties per each sale.

Symphony Agreement (former Intentia)

In May 2005, former Intentia entered into a Master Offshoring Agreement (the Agreement) with Symphony Service Corp., referred to as Symphony Services, an affiliate of Symphony Technology Group, LLC (a shareholder of Lawson), and Symphony Technology II-A,L.P., pursuant to which Symphony Services agreed to provide Intentia both product development and customer support resources for an initial five year term. The agreement was not affected by the consummation of the business combination with Lawson. It was believed that the Agreement would enable us to achieve significant quality improvements and better customer service without increasing total spending on product development and customer support and was part of a business transformation plan approved by Intentia in July 2004. Under terms of the Agreement, we were contractually obligated to pay for a stated minimum level of resources employed for the first three years of the Agreement, after which either party may terminate the Agreement by delivery of a six-month advanced written notification. No such notification had been provided as of November 30, 2008. For the remaining two years of the term of the Agreement which ends in May 2010, we are not contractually obligated to pay for a stated minimum level of resources. However, we are precluded from reducing the level of such services by more than 25% from one quarter to the next. Therefore, as of November 30, 2008, the estimated remaining minimum obligation level under the Agreement was $1.5 million. Romesh Wadwani is a member of the Board of Directors of Lawson and is a partner of Symphony Technology Group, LLC.

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

The following table presents our revenues summarized by geographic region for the periods indicated (in thousands):

Three Months Ended

	Geographic Region
	Americas	APAC	EMEA	Total
November 30, 2008
License fees	$18,084	$2,068	$9,909	$30,061
Maintenance	58,459	2,930	28,694	90,083
Consulting	37,815	4,036	44,362	86,213
Total revenues	$114,358	$9,034	$82,965	$206,357

November 30, 2007
License fees	$19,150	$1,560	$12,280	$32,990
Maintenance	55,159	2,514	27,032	84,705
Consulting	39,329	3,844	57,734	100,907
Total revenues	$113,638	$7,918	$97,046	$218,602

Six Months Ended

	Geographic Region
	Americas	APAC	EMEA	Total
November 30, 2008
License fees	$29,283	$3,399	$18,504	$51,186
Maintenance	115,186	5,961	58,045	179,192
Consulting	74,620	7,363	84,912	166,895
Total revenues	$219,089	$16,723	$161,461	$397,273

November 30, 2007
License fees	$32,190	$3,155	$23,105	$58,450
Maintenance	106,686	4,321	52,212	163,219
Consulting	78,743	7,061	98,537	184,341
Total revenues	$217,619	$14,537	$173,854	$406,010

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region (in thousands):

	Geographic Region
	Americas	APAC	EMEA	Total
As of November 30, 2008	$26,656	$7,249	$13,015	$46,920
As of May 31, 2008	$18,608	$8,548	$17,888	$45,044

The following table sets forth our revenues and long-lived tangible assets by country for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
Revenues (1)	2008	2007	2008	2007
United States	$111,163	$110,760	$214,213	$211,483
Sweden	24,617	29,329	46,805	51,373
All other countries (2)	70,577	78,513	136,255	143,154
Total revenues	$206,357	$218,602	$397,273	$406,010

	As of
Long-lived tangible assets	November 30, 2008	May 31, 2008
United States	$26,610	$18,530
Sweden	7,754	11,551
Philippines	6,090	6,989
All other countries (2)	6,466	7,974
Total long-lived tangible assets	$46,920	$45,044

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

During the second quarter of fiscal 2009 ended November 30, 2008, we did not repurchase any shares of our common stock under the share repurchase program.  During the first quarter of fiscal 2009 we purchased 11.5 million shares pursuant to an accelerated share repurchase transaction (the ASR) that we entered into with Lehman OTC on July 15, 2008.  Pursuant to the ASR transaction, we were to repurchase a variable number of shares of our outstanding common stock from Lehman OTC for $100.0 million.  The final per share purchase price and the total number of shares to be repurchased under the ASR transaction was to be based generally on the volume-weighted average price of Lawson’s common stock during the term of the agreement.  As of November 30, 2008, the average price per share of the shares purchased under the ASR transaction was $7.93, which was inclusive of the $9.1 million held in our segregated brokerage account at Lehman OTC.

Lehman OTC delivered 11.5 million shares of our common stock to us through August 7, 2008.  Under the agreement, Lehman OTC was obligated to deliver additional shares to us at maturity of the transaction based on the final per share purchase price and the total number of shares repurchased as determined primarily by the volume-weighted average price of our common stock during the term of the agreement.  The agreement further required that Lehman post cash collateral to a segregated brokerage account in our name in an amount equal to the value of the additional shares, or net cash, due to us if the ASR were terminated as of the current date. Upon an event of default by Lehman OTC, pursuant to our rights under the ASR, we issued a notice of default to Lehman OTC on September 24, 2008 and terminated the ASR agreement and requested the distribution of all $9.1 million of funds held in our segregated brokerage account at Lehman Brothers.  We continue to seek the transfer of such funds to a new account in accordance with procedures established by the trustee appointed to oversee the liquidation of Lehman Brothers.  We believe these funds are free credit balances that we are entitled to withdraw from our segregated brokerage account.  As of the date of this filing we had not yet received these funds, but have recorded them as restricted cash on our Consolidated Balance Sheet as of November 30, 2008.  We believe that we are entitled to receive an additional $1.9 million from Lehman OTC pursuant to the terms of the ASR agreement related to additional cash collateral not yet posted to our segregated brokerage account.  Recovery of these additional $1.9 million of funds may be subject to limitation due to the bankruptcy filings by Lehman Holdings and Lehman OTC.  We bear no risk related to the 11.5 million shares repurchased under the ASR.  Receipt of this additional cash collateral not yet posted to our account would have the effect of reducing the average per share purchase price that we paid under the ASR.

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

From inception of the repurchase program through November 30, 2008, we used $251.5 million to repurchase 29.4 million shares at an average price of $8.54 per share. The repurchased shares are recorded as treasury stock and result in a reduction to our stockholders equity. The shares will be used for general corporate purposes. As of November 30, 2008, the maximum dollar value of shares that may yet be purchased under this program was $148.5 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions and the expected impact of recently issued accounting pronouncements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to those discussed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K filed with the SEC for our fiscal year ended May 31, 2008 and in Part II, Item 1A, Risk Factors, of this Quarterly Report on form 10-Q.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in our Annual Report on Form 10-K, this Quarterly Report on Form 10-Q, and in other documents we file with the SEC.

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

Revenues for the three and six months ended November 30, 2008 were $206.4 million and $397.3 million, respectively, down 5.6% and 2.2% compared to $218.6 million and $406.0 million in the similar periods of fiscal 2008.  Revenues in the Americas and APAC increased for both the quarter and six month period of fiscal 2009 compared to fiscal 2008 while our EMEA region’s revenues were lower for these comparable three and six month periods. Maintenance revenues for the second quarter of fiscal 2009 were up 6.3% over the second quarter of last year and increased 9.8% in the six month period of fiscal 2009 compared to fiscal 2008.  These increases were offset by an 8.9% and 12.4% decrease in our second quarter and year-to-date fiscal 2009 license fees revenues primarily relating to a decrease in M3 sales in our EMEA region and in the Americas.  In addition, our consulting revenues were also declined 14.6% and 9.5% in the second quarter and first six months of fiscal 2009 compared to the similar periods last year.  The Americas continue to represent over half of our total revenues for the second quarter of fiscal 2009 at 55.4%. The EMEA region accounted for 40.2% of total revenues in the second quarter of fiscal 2009 and the remaining 4.4% was in the Asia Pacific region including Australia and New Zealand. Total gross margin as a percent of revenues for the second quarter of fiscal 2009 increased to 52.6% compared to 50.8% in the second quarter of fiscal 2008.  Gross margin as a percent of revenues improved to 51.6% in the first six months of fiscal 2009 as compared to 50.4% in the similar period last year.  These increases are the result of improved margins on maintenance being offset in part by lower license fees and consulting margins. Operating expenses decreased $1.4 million, or 1.5%, in the second quarter of fiscal 2009 from the second quarter of last year and increased as a percent of revenues to 47.4% compared to 45.4%. For the first six months of fiscal 2009, operating expenses increased $0.3 million, or less than one percent, as compared to the similar period last year. As a percent of revenues, operating expenses were 47.3% and 46.2% in the comparable six month periods of fiscal 2009 and 2008, respectively.

Our results for the second quarter and six months ended November 30, 2008 include restructuring charges of approximately $7.9 million relating to the cost reduction actions we announced on November 18, 2008.  In response to the continued uncertainty in the global economic environment, we implemented a restructuring plan that included the elimination of approximately 200 employees, or 5.0% of our global workforce, and the closing of one of our facilities. In addition, we have reduced our discretionary spending while preserving targeted investments that we believe will enable long-term growth and increase efficiencies.

A significant portion of our business is in currencies other than the U.S. dollar, particularly the Swedish Kroner (SEK) and the Euro.  Our revenues and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  Since the acquisition of Intentia in April 2006, the U.S. dollar has generally weakened against the SEK and Euro.  However, during the second quarter of fiscal 2009, foreign exchange rates were extremely volatile and the U.S dollar strengthened significantly against most major currencies. Exchange rates related to the SEK and Euro increased 26.0% and 15.6% during the second quarter of fiscal 2009, respectively.  Year-to-date the SEK and Euro exchange rates have increased 35.3% and 22.6%, respectively.

The strengthening of the U.S. dollar during our second quarter ended November 30, 2008, had a negative impact on our revenues of approximately $10.0 million, or 4.5%, of the decline in revenues, as compared to the second quarter last year. Excluding the effect of currency fluctuations, our total revenues were down approximately $2.2 million, or 1.1%, as compared to the second quarter last year.  The currency fluctuations also had the effect of decreasing total expenses, as reported in U.S. dollars, by approximately $10.6 million, this is in addition to a decrease in total expenses of $0.7 million excluding the effect of currency fluctuations resulting in a total reported decrease of $11.3 million in the second quarter of fiscal 2009 as compared to the similar period last year. As a result, foreign currency had a minimal impact on second quarter net income.

Year-to-date fiscal 2009, currency fluctuations had a negative impact of approximately $0.9 million on revenues or 0.2% of the decline in revenues for the six months ended November 30, 2008.  Excluding the effect of currency fluctuations, our total revenues decreased approximately $7.8 million, or 1.9%, as compared to the similar period last year.  Total expenses decreased by less than $0.2 million as a result of currency fluctuations and on a constant currency basis total expenses decreased $8.4 million for a total decrease of approximately $8.6 million as compared to the similar period last year.  The effect of foreign currency on basic and diluted earnings for the six months ended November 30, 2008, was less than $0.01 per share.

For financial results denominated in a currency other than the U.S. Dollar, we calculate constant currency changes by converting the prior period financial results at the exchange rates applicable to current periods.  We believe these constant currency changes provide additional insight into our business performance during the applicable reporting periods exclusive of the effects of foreign currency fluctuations, and should be considered in addition to, and not as a substitute for the actual changes in revenues, expenses, income or other financial measures presented in this Quarterly Report on Form 10-Q.

The financial market crisis has continued to disrupt credit and equity markets worldwide and has lead to continued weakening in the global economic environment during the second quarter of fiscal 2009.  The affect of the continued weakening of the global economy and the fallout from the financial market crisis will be to challenge our license contracting and demand for our services for the remainder of our fiscal 2009. During our fiscal quarter ended November 30, 2008, some prospective and existing customers began canceling, delaying or downsizing software purchases and implementation projects because of the adverse economy and their internal budget constraints.  The adverse economic environment has also intensified the difficulty of forecasting software license revenue. A decrease in licensing activity will typically lead to a decrease in services revenue in the same or subsequent quarters.  Lower licensing activity will also lower new maintenance revenue since maintenance fees for new product licenses are based on the amount of associated license fees.  In response to this challenging economic environment, we have taken actions in November 2008 to reduce our headcount and lower expenses and may need to take additional cost reduction measures if our revenues are lower than forecasted.  We continue to monitor the economic situation, the business environment and our outlook for our full fiscal year.

During the second quarter of fiscal 2009 the price of our common stock was significantly impacted by the volatility in the U.S. equity markets and the continued weakening of the global economy.  The price of Lawson’s common stock reached a low of $2.71 during the second quarter of fiscal 2009; a condition that was not sustained for an extended period of time as Lawson’s common stock closed below $3.00 per share for only two consecutive days in mid-November.  Since that time, Lawson’s common stock has traded at well above $3.00 per share and closed the fiscal quarter at $3.92 per share on November 28, 2008.  Our market capitalization as of November 30, 2008, the end of our second quarter of fiscal 2009, was $639.1 million and exceeded the carrying value of our consolidated net assets of $556.9 million by $82.2 million.  Since November 30, 2008, the price of our common stock has increased and our market capitalization continues to be at a level such that we believe there is no indication of potential goodwill impairment requiring interim testing under SFAS 142.  See Note 6, Goodwill and Intangible Assets, in Notes to Consolidated Financial Statements of this Form 10-Q, for more information.  However, due to the ongoing uncertainty in market conditions, which may continue to negatively impact our market capitalization, we will continue to monitor and evaluate the carrying value of our goodwill.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in Part II — Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.  These policies reflect those areas that require more significant judgments, and use of estimates and assumptions in the preparation of our financial statements and include the following:

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

Results of Operations

We generated net income of $4.2 million in the second quarter of fiscal 2009 as compared to net income of $3.7 million in the second quarter of fiscal 2008.  Net income per diluted share was $0.03 in the second quarter of fiscal 2009 compared to $0.02 per diluted share in the second quarter last year.  For the first six months of fiscal 2009 we reported net income of $1.7 million or $0.01 per diluted share, as compared to $9.3 million, or $0.05 per share, in the similar period last year.

The following table sets forth certain line items in our Consolidated Statements of Operations as a percentage of total revenues for the periods indicated, the period-over-period percent actual increase (decrease) and the period-over-period percent increase (decrease) on a constant currency basis:

	Percentage of Total Revenue		Quarterly Change		Percentage of Total Revenue		Year-to-Date Change
	Three Months Ended		Fiscal 2009 vs. 2008		Six Months Ended		Fiscal 2009 vs. 2008
	November 30,		Percent Change		November 30,		Percent Change
	2008	2007	Actual	Constant Currency	2008	2007	Actual	Constant Currency
Revenues:
License fees	14.6%	15.1%	(8.9)%	(3.8)%	12.9%	14.4%	(12.4)%	(11.4)%
Maintenance	43.6	38.7	6.3	9.9	45.1	40.2	9.8	9.5
Consulting	41.8	46.2	(14.6)	(9.6)	42.0	45.4	(9.5)	(9.1)
Total revenues	100.0	100.0	(5.6)	(1.1)	100.0	100.0	(2.2)	(1.9)
Cost of revenues:
Cost of license fees	3.2	3.0	0.5	3.3	3.0	3.3	(10.4)	(12.8)
Cost of maintenance	8.4	7.7	3.2	8.0	8.6	8.0	5.4	5.0
Cost of consulting	35.8	38.5	(12.4)	(6.8)	36.8	38.3	(5.9)	(5.6)
Total cost of revenues	47.4	49.2	(9.2)	(3.8)	48.4	49.6	(4.4)	(4.4)
Gross profit	52.6	50.8	(2.1)	1.6	51.6	50.4	0.1	0.5
Operating expenses:
Research and development	10.9	9.9	3.7	9.9	11.2	9.6	13.9	15.2
Sales and marketing	20.8	22.1	(10.8)	(6.4)	22.5	22.3	(1.1)	(0.7)
General and administrative	10.8	11.8	(14.2)	(11.2)	10.4	12.7	(19.6)	(20.7)
Restructuring	3.8	—	*NM	*NM	1.9	—	*NM	*NM
Amortization of acquired intangibles	1.1	1.6	(29.7)	(24.5)	1.3	1.6	(24.1)	(25.1)
Total operating expenses	47.4	45.4	(1.5)	3.3	47.3	46.2	0.1	0.2
Operating income	5.2	5.4	(7.9)	(12.0)	4.3	4.2	(0.9)	3.6
Total other income (expense), net	0.1	(0.3)	*NM	*NM	0.3	1.0	(68.3)	(65.2)
Income before income taxes	5.3	5.1	(1.1)	(3.1)	4.6	5.2	(13.5)	(8.8)
Provision for income taxes	3.3	3.4	(8.2)	(6.9)	4.2	2.9	40.3	41.0
Net income	2.0%	1.7%	13.0%	4.0%	0.4%	2.3%	(81.9)%	(79.6)%

*NM Percentage not meaningful

The discussion that follows relates to our results of operations for the comparable three and six months periods ended November 30, 2008 and November 30, 2007 and should be read in conjunction with the accompanying unaudited Consolidated Financials Statements and related notes and with the information presented in the above table.  This analysis addresses the actual changes in the current quarter and year-to-date periods’ results compared to the similar periods last year.  For changes excluding the impact of foreign currency fluctuations, see the constant currency percentages in the above table.

Revenues

	Three Months Ended		Quarterly Change
	November 30		Fiscal 2009 vs. 2008
(in thousands)	2008	2007	Dollars	Percent

Revenues:
License fees	$30,061	$32,990	$(2,929)	(8.9)%
Maintenance	90,083	84,705	5,378	6.3
Consulting	86,213	100,907	(14,694)	(14.6)
Total revenues	$206,357	$218,602	$(12,245)	(5.6)%

	Six Months Ended		Year-to-Date Change
	November 30		Fiscal 2009 vs. 2008
(in thousands)	2008	2007	Dollars	Percent

Revenues:
License fees	$51,186	$58,450	$(7,264)	(12.4)%
Maintenance	179,192	163,219	15,973	9.8
Consulting	166,895	184,341	(17,446)	(9.5)
Total revenues	$397,273	$406,010	$(8,737)	(2.2)%

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

Second quarter fiscal 2009 total revenues decreased 5.6% to $206.4 million as compared to $218.6 million in the second quarter of fiscal 2008.  The decrease was driven by a 14.6% decrease in consulting revenues and an 8.9% decrease in license fees.  These decreases were partially offset by a 6.3% increase in our maintenance revenues. For the year-to-date period ended November 30, 2008 total revenues decreased 2.2% to $397.2 million as compared to $406.0 million in the similar period last year.  The decrease was driven by a 9.5% decrease in consulting revenues and a 12.4% decrease in license fees.  These decreases were partially offset by a 9.8% increase in our maintenance revenues.

License Fees.  Our license fees primarily consist of fees resulting from products licensed to customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

License fees revenues for the second quarter of fiscal 2009 decreased $2.9 million, or 8.9%, compared to the second quarter of fiscal 2008. The decrease in license fees revenues was experienced primarily in our EMEA region which was down approximately $2.4 million compared to the second quarter of last year primarily related to decreased sales of our M3 solutions in manufacturing related verticals.  License fees revenues in the Americas region was also down $1.0 million compared to the second quarter of last year primarily as a result of decreased M3 license fees revenues in our manufacturing vertical.  The decrease in the Americas’ M3 license fees was partially due to a large transaction recorded in the comparable period last year and was somewhat offset by increased license fees related to our equipment services management and rental vertical.  Our APAC region’s license fees revenues were up $0.5 million in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008. The total number of licensing transactions decreased in the second quarter of fiscal 2009 by 75 to 256 as compared to 331 in the second quarter of fiscal 2008.  The number of licensing transactions with new customers in the current quarter was 16 compared to 37 in last year’s second quarter. In the second quarter of fiscal 2009 we entered into nine license transactions between $0.5 million and $1.0 million compared to eight in the similar period last year.  We entered into two licensing transaction greater than $1.0 million in the current quarter compared to two in the second quarter of fiscal 2008.

For the first six months of fiscal 2009, license fees revenues decreased $7.3 million, or 12.4%, compared to the first six months of fiscal 2008. The decrease in license fees revenues was experienced in our EMEA and Americas geographies which were down approximately $4.6 million and $2.9 million, respectively, while our APAC regions’ license fee revenues were up $0.2 million.  The EMEA decrease was due to lower sales of our M3 solutions in manufacturing related verticals in certain areas of the region.  The America’s decrease was primarily related to lower M3 license fees in our manufacturing vertical partially due to a large transaction recorded in the comparable period last year. The total number of licensing transactions decreased in the year-to-date period by 153 to 472 as compared to 625 in the first six months of fiscal 2008.  The number of licensing transactions with new customers was 48 compared to 64 last year. In the first six months of fiscal 2009 we entered into 18 license transactions between $0.5 million and $1.0 million compared to 12 in the similar period last year.  We entered into three licensing transaction greater than $1.0 million in the current six month period compared to eight in the similar period last year.

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

Maintenance revenues for the second quarter of fiscal 2009 increased $5.4 million, or 6.3%, compared to fiscal 2008 second quarter. For the first six months of fiscal 2009, Maintenance revenues increased $16.0 million, or 9.8%, compared to the first six months of fiscal 2008.  These increases were primarily driven by annual maintenance agreement renewals with associated price increases, the continued migration of our customers, primarily in our EMEA region, to Lawson Total Care agreements as well as maintenance agreements associated with new customers.  Lawson Total Care is our comprehensive customer care program which includes among other things software upgrades, updates, corrections, as well as various levels of support.

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

For the second quarter of fiscal 2009 consulting revenues decreased $14.7 million, or 14.6%, compared to the second quarter of fiscal 2008.  Of this decrease, $11.8 million was due primarily to fewer billable hours resulting from a reduced number of consultants particularly in EMEA.  Third-party revenues decreased $1.7 million primarily in the Americas as we shifted certain third party activity to Lawson resources. In addition, hardware revenues decreased $1.2 million as we exited this non-core component of our business during the first quarter of fiscal 2009.

Consulting revenues for the first six months of fiscal 2009 decreased $17.4 million, or 9.5%, compared to the first six months of fiscal 2008.  The decrease was due to a $10.4 million decrease primarily related to fewer billable hours resulting from a reduced number of consultants particularly in EMEA.  Third-party revenues decreased $4.8 million in the first six months of fiscal 2009 compared to the same period in fiscal 2008 as third-party activity has shifted to Lawson resources during fiscal 2009. Our hardware revenues also decreased $2.4 million in the first six months of fiscal 2009 due to exiting that portion of the business in the first quarter of fiscal 2009.

Deferred Revenue.  We had total deferred revenues of $197.5 million at November 30, 2008 compared to $312.6 million at May 31, 2008.  Deferred revenue represents revenue that is to be recognized in future periods related to certain license agreements, maintenance contracts and certain consulting arrangements as discussed above.

The following table sets forth the components of deferred revenue (in thousands):

	November 30,	May 31,
	2008	2008
License fees	$50,101	$54,555
Maintenance	130,763	240,704
Consulting	16,633	17,347
Total deferred revenue	197,497	312,606
Less current portion	(183,682)	(298,509)
Deferred revenue - non-current	$13,815	$14,097

The decrease in total deferred revenue at November 30, 2008 as compared to May 31, 2008, was primarily due to the decrease in deferred maintenance revenue as our renewal dates occur in the third and fourth quarters of our fiscal year with revenue being recognized ratably over the applicable service period.

Cost of Revenues

	Three Months Ended		Quarterly Change
	November 30,		Fiscal 2009 vs. 2008
(in thousands)	2008	2007	Dollars	Percent

Cost of revenues:
Cost of license fees	$6,648	$6,616	$32	0.5%
Cost of maintenance	17,373	16,830	543	3.2
Cost of consulting	73,710	84,155	(10,445)	(12.4)
Total cost of revenues	$97,731	$107,601	$(9,870)	(9.2)%

Gross profit:
License fees	$23,413	$26,374	$(2,961)	(11.2)%
Maintenance	72,710	67,875	4,835	7.1
Consulting	12,503	16,752	(4,249)	(25.4)
Total gross profit	$108,626	$111,001	$(2,375)	(2.1)%

Gross margin %:
License fees	77.9%	79.9%
Maintenance	80.7%	80.1%
Consulting	14.5%	16.6%
Total gross margin%	52.6%	50.8%

	Six Months Ended		Year-to-Date Change
	November 30,		Fiscal 2009 vs. 2008
(in thousands)	2008	2007	Dollars	Percent

Cost of revenues:
Cost of license fees	$11,980	$13,369	$(1,389)	(10.4)%
Cost of maintenance	34,247	32,490	1,757	5.4
Cost of consulting	146,157	155,381	(9,224)	(5.9)
Total cost of revenues	$192,384	$201,240	$(8,856)	(4.4)%

Gross profit:
License fees	$39,206	$45,081	$(5,875)	(13.0)%
Maintenance	144,945	130,729	14,216	10.9
Consulting	20,738	28,960	(8,222)	(28.4)
Total gross profit	$204,889	$204,770	$119	0.1%

Gross margin %:
License fees	76.6%	77.1%
Maintenance	80.9%	80.1%
Consulting	12.4%	15.7%
Total gross margin%	51.6%	50.4%

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

During the second quarter of fiscal 2009, cost of license fees remained relatively flat when compared to the second quarter of fiscal 2008 at $6.6 million.  Costs of license fees declined in the quarter in proportion to our lower volume of license fees revenues.  This decrease was offset by additional deferred third-party costs recognized in the current quarter related to prior period revenue. See Note 1, Nature of Business and Basis of Presentation — Year-to-Date Fiscal 2009 Results of Operations, in Notes to Consolidated Financial Statements of this Form 10-Q, for more information.  Fiscal 2009 second quarter license fees gross margin decreased slightly to 77.9% from 79.9% in the second quarter of fiscal 2008 primarily due to the additional third-party cost recognized in the current period as compared to the second quarter last year.

Cost of License Fees decreased $1.4 million, or 10.4%, for the first six months of fiscal 2009 compared to the similar period in fiscal 2008.  This decrease is primarily due to a decrease in amortization expenses related to our acquired intellectual property which was somewhat offset by the additional deferred third-party costs recognized in the current year-to-date period.  License fees gross margin for the first six months of fiscal 2009 was 76.6%, down slightly from 77.1% in the similar six month period of last year.

Cost of Maintenance.  Cost of maintenance includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, the overhead costs of providing support services to customers and intangible asset amortization on support contracts.

Cost of maintenance for the second quarter of fiscal 2009 increased $0.5 million, or 3.2%, compared to the second quarter of fiscal 2008.  The increase was primarily attributable to a $0.5 million increase in third-party costs as well as a net $0.4 million increase in employee-related costs due to a higher customer support headcount. These increases were somewhat offset by a $0.3 million decrease in intangible asset amortization. Maintenance gross margin for the second quarter of fiscal 2009 was 80.7%, up slightly from 80.1% in the second quarter of fiscal 2008.

Cost of maintenance for the first six months of fiscal 2009 increased $1.8 million, or 5.4%, compared to the first six months of fiscal 2008.  This increase was primarily due to a $1.0 million increase in third-party costs in-line with the higher maintenance revenues recorded in the first six months of fiscal 2009 and a $0.7 million increase in employee-related costs due to higher customer support headcount.  Maintenance gross margin for the first six months of fiscal 2009 was 80.9%, up slightly from 80.1% in the similar six month period of last year.

Cost of Consulting.  Cost of consulting includes salaries, employee benefits, third-party consulting costs, related travel, and the overhead costs of providing implementation, installation, training and education services to customers. Cost of consulting also includes costs associated with our hardware business which we exited in the first quarter of fiscal 2009.

Cost of consulting decreased $10.4 million, or 12.4%, in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.  This decrease resulted primarily from a $6.0 million decrease in employee-related costs including lower headcount and lower incentive compensation, a $2.7 million decrease in third-party costs related to our lower volume of consulting revenues in the current quarter, and a $1.6 million decrease in information technology and other infrastructure allocations as a result of lower head count.  Hardware costs also decreased $0.5 million as we have exited this non-core business. Gross margin on consulting revenues for the second quarter of fiscal 2009 decreased to 14.5% compared to 16.6% for the second quarter last year primarily as our decrease in consulting revenues has outpaced the decrease in our cost of consulting.

For the comparable six month periods of fiscal 2009 and 2008, cost of consulting decreased $9.2 million or 5.9%.  This decrease was driven by a $4.8 million decreased in third- party costs relating to our lower consulting revenues, a $4.8 million decrease in employee related costs, and a $1.3 million decrease in hardware costs associated with exiting our hardware business.  These decreases were somewhat offset by a $0.9 million increase in costs related to our managed services offerings.  Consulting gross margin for the first six months of fiscal 2009 decreased to 12.4% compared to 15.7% in the similar period last year primarily as a result of our decrease in consulting revenue outpacing the decrease in our cost of consulting.

Operating Expenses

	Three Months Ended		Quarterly Change
	November 30,		Fiscal 2009 vs. 2008
(in thousands)	2008	2007	Dollars	Percent

Operating expenses:
Research and development	$22,542	$21,732	$810	3.7%
Sales and marketing	42,986	48,214	(5,228)	(10.8)
General and administrative	22,165	25,839	(3,674)	(14.2)
Restructuring	7,717	80	7,637	*NM
Amortization of acquired intangibles	2,358	3,352	(994)	(29.7)
Total operating expenses	$97,768	$99,217	$(1,449)	(1.5)%

	Six Months Ended		Year-to-Date Change
	November 30,		Fiscal 2009 vs. 2008
(in thousands)	2008	2007	Dollars	Percent

Operating expenses:
Research and development	$44,460	$39,018	$5,442	13.9%
Sales and marketing	89,477	90,505	(1,028)	(1.1)
General and administrative	41,454	51,562	(10,108)	(19.6)
Restructuring	7,486	(65)	7,551	*NM
Amortization of acquired intangibles	4,985	6,568	(1,583)	(24.1)
Total operating expenses	$187,862	$187,588	$274	0.1%

*NM Percentage not meaningful

Research and Development.  Research and development expenses consist primarily of salaries, employee benefits, related overhead costs, and consulting fees associated with product development, enhancements and upgrades provided to existing customers under maintenance plans and to new customers, testing, quality assurance and documentation.

For the second quarter of fiscal 2009, research and development expenses increased $0.8 million, or 3.7%, compared to the second quarter of last year.  This increase was primarily the result of a net increase in employee-related costs of $1.1 million including increased headcount relating to our global support center and our acquisitions of Visual Advance Systems Technology (VasTech) and the Product Lifecycle Management software division of Freeborders (PLM) in the fourth quarter of fiscal 2008 and a $0.9 million increase in allocations relating to information technology and other infrastructure costs in the current quarter as compared to the second quarter of last year driven by higher headcount.  These increases were partially offset by a $0.8 million decrease in third party costs and a $0.4 million decrease in expenses related to computer leases and supplies.

Research and development increased $5.4 million, or 13.9%, for the first six months of fiscal 2009 compared to the first six months of fiscal 2008.  This increase was primarily due to a net increase of $4.5 million in employee related costs associated with increased headcount at our global support center and our fourth quarter fiscal 2008 acquisitions of VasTech and PLM and a $2.4 million increase in information technology and other infrastructure cost allocations driven by higher headcount.  These year-to-date increases were partially offset by a $0.9 million decrease in third party costs and a $0.6 million decrease in expenses related to computer leases and supplies.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel and overhead costs related to our sales and marketing personnel, as well as trade show activities, advertising costs and other costs associated with our marketing activities.

Sales and marketing expenses for the second quarter of fiscal 2009 decreased $5.2 million, or 10.8%, compared to the second quarter of fiscal 2008. This decrease was primarily due to a $4.2 million reduction in employee-related costs as a result of decreased incentive compensation as well as other employee related benefits in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 and a $0.8 million decrease in certain marketing programs in the current quarter.

Sales and marketing expenses decreased $1.0 million or 1.1% in the first six months of fiscal 2009 when compared to the similar period in fiscal 2008.  This decrease was primarily the result of a decrease in employee related costs.  The decrease in employee-related costs is net of the effect of a fourth quarter fiscal 2008 under accrual of sales incentive compensation in EMEA recorded in fiscal 2009. See Note 1, Nature of Business and Basis of Presentation — Year-to-Date Fiscal 2009 Results of Operations, in Notes to Consolidated Financial Statements of this Form 10-Q, for more information.

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

For the second quarter of fiscal 2009, general and administrative expenses decreased $3.7 million, or 14.2%, compared to the second quarter of fiscal 2008. This decrease was primarily the result of a $2.0 million reduction in our pre-merger litigation reserve including a $1.6 million insurance settlement related to certain claims and other adjustments to the reserve (See Note 13, Commitments and Contingencies — Legal, in Notes to Consolidated Financial Statements of this Form 10-Q).  In addition, foreign currency translations benefited the current quarter by $1.4 million, contractor fees decreased $1.0 million as we hired additional permanent finance and accounting personnel over the course of fiscal 2008 for positions previously filled by contractors.  These decreases were somewhat offset by a net $0.7 million increase in allocations due to increased headcount.

General and administrative expenses decreased $10.1 million or 19.6% in the first six months of fiscal 2009 compared to the first six months of fiscal 2008.  The year-to-date decrease was primarily the result of a $3.8 million reduction in our pre-merger litigation reserve including a $1.6 million insurance settlement received in the second quarter as well as other adjustments to the reserve recorded in the first and second quarters of fiscal 2009 (See Note 13, Commitments and Contingencies — Legal, in Notes to Consolidated Financial Statements of this Form 10-Q).  Other decreases included lower contractor fees of $2.2 million as we hired additional permanent finance and accounting personnel as discussed above, $2.2 million related to foreign currency translations, and $1.8 million related to information technology and other infrastructure allocations.

Restructuring.  During the second quarter of fiscal 2009, we recorded restructuring charges of $7.7 million related to actions taken in the period compared to a charge of $0.1 million in the second quarter of fiscal 2008.  Year-to-date fiscal 2009 restructuring charges totaled $7.5 million compared to a credit of $0.1 million in the first six months of fiscal 2008.  These restructuring charges relate to the restructuring accruals discussed below.

Fiscal 2009 Restructuring.  On November 18, 2008, we announced the implementation of cost reduction measures in light of the current uncertainty in global economic conditions and in light of other operating margin improvement initiatives. These cost reduction initiatives include a restructuring plan which calls for the reduction of approximately 200 employees throughout our global workforce and the closing of one leased facility.  This reduction represents approximately 5.0% of our global work force and affects all functional areas of our operations.  We recorded the majority of the restructuring expenses with a pre-tax charge of approximately $7.9 million in the second quarter of fiscal 2009, primarily $6.1 million for severance and related benefits and $1.8 million for the exit of the leased facility.  We may incur additional charges related to these actions which would be recorded in future periods however; we do not anticipate that any such additional charges would be significant.  We estimate that the annualized cost savings from these actions will be approximately $25.0 million.  In the second quarter ended November 30, 2008, we made cash payments of $0.6 million relating to severance and related benefits.  As of November 30, 2008, we had an accrual of $7.4 million for severance and related benefits and the estimated fair value of our liability for the exited facility.  We anticipate that actions relating to severance will be substantially completed by December 31, 2008 with related cash payments to continue through May 2009.  Payments related to the exited facility are expected to continue through November 2011.

As a result of our restructuring plans we have experienced cost savings from the lower facility expenses and reduced headcount related to these actions and expect these savings to continue.  See Note 3, Restructuring, in Notes to the Consolidated Financial Statements of this Form 10-Q, for further discussion.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles primarily relates to the on-going amortization of intangibles acquired in the Intentia merger as well as other acquisitions.  For the second quarter of fiscal 2009, amortization decreased $1.0 million, or 29.7% as compared to last year’s second quarter.  Year-to-date, amortization of acquired intangibles decreased $1.6 million, or 24.1%, compared to the first six months of fiscal 2008.  These decreases were primarily due to certain intangibles being fully amortized in fiscal 2008 with no corresponding amounts recorded in the current periods of fiscal 2009 and the amortization of certain intangible assets on an accelerated basis as compared to a straight line basis resulting in higher amortization in the three and six month periods of last year.

Other Income (Expenses), net

Total other income (expense), consisting of interest income earned from cash, marketable securities and other investments, interest expense, and other associated costs, was net income of $0.2 million and a net expense of $0.6 million for the second quarter of fiscal 2009 and 2008, respectively. The $0.8 million increase was primarily due to a $4.6 million increase in net other income which was mostly offset by a $3.9 million decrease in interest income as we had significantly lower average investment balances and lower yields in the current period as compared to the same period last year.

For the first six months of fiscal 2009, total other income (expense) was net income of $1.3 million compared to net income of $3.9 million in first six months of last year. The $2.7 million decrease was primarily due to a $7.7 million decrease in interest income which was somewhat offset by a $4.3 million increase in net other income.  In addition, interest expense decreased $0.7 million in the comparable six month periods.

The increase in second quarter and year-to-date net other income was primarily due to a $4.2 million impairment charge recorded in the second quarter of fiscal 2008 related to our investments in auction rate securities.  The year-over-year decreases in our average investment balances and related interest income were the result of our investments in auction rate securities being sold in the first quarter of fiscal 2009, as well as a decrease in our investments in marketable securities during fiscal 2009.  We have transitioned our investments to cash and cash equivalents, primarily treasuries and money market funds, and as a result we have experienced lower yields in the current fiscal periods than in the comparable periods last year.

Provision for Income Taxes

Our quarterly tax expense is measured using an estimated annual effective tax rate for the period.  For the six month period ended November 30, 2008, our estimated annual global effective tax rate was 48.3% after considering those entities for which no tax benefit from operating losses is expected to occur during the year as a result of such entities requiring a full valuation allowance against current year losses.  We estimate our annual effective tax rate on a quarterly basis and make any necessary changes to adjust the rate for the year-to-date period based upon the annual estimate. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income, changes in the jurisdictional mix of the forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities or impacts from enacted tax law changes.  We identify items which are unusual and non-recurring in nature and treat these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

Our income tax expense for the three and six months ended November 30, 2008 was $6.8 million and $16.6 million, respectively.  This resulted in an overall effective tax rate of 61.8% for the second quarter of fiscal 2009 and 90.8% for the six months ended November 30, 2008.  The rate for the current quarter was negatively impacted by 17.2% due to $10.4 million of foreign losses for which we recognized no tax benefit and 4.5% due to an uncertain tax position in a foreign jurisdiction.  The rate for the current quarter was also positively impacted by 1.2% for return to provision true-ups and 4.0% for U.S. federal research and development credit tax law changes. For the three and six months ended November 30, 2007, our income tax expense was $7.4 million and $11.8 million, respectively, which resulted in an overall effective tax rate of 66.6% and 56.0% for the three and six months ended November 30, 2007. The increase in income tax expense for the three and six months ended November 30, 2008 as compared to November 30, 2007 primarily related to increased profitability in jurisdictions in which we record a tax provision.

As of November 30, 2008, we had a liability of approximately $6.8 million for unrecognized tax benefits all of which would affect earnings and the effective tax rate, if recognized.  We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of our income tax expense.  During the three and six months ended November 30, 2008 we recognized approximately $0.2 million and $0.3 million in interest and had $0.5 million accrued for the payment of interest at November 30, 2008.  Interest recognized for the three and six months ended November 30, 2007 was $0.1 million and $0.0 million, respectively.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years ending before May 31, 2004.  A foreign taxing authority commenced an examination of tax returns for periods January 1, 2005 through May 31, 2007 in the 4th quarter of fiscal 2008 that is anticipated to be completed by the end of fiscal 2009.  In addition to the foreign examination, there is limited audit activity in certain other jurisdictions.  While we believe we have adequately provided for all tax positions under examination, amounts asserted by taxing authorities could be greater or less than the accrued provision.  We do not anticipate that the adjustments would result in a material change to our financial position nor do we expect the amount of unrecognized tax benefits or cash payments related to these obligations to significantly change over the next 12 months.

Liquidity and Capital Resources

	Six Months Ended
	November 30,
Cash Flow (in thousands)	2008	2007	% Change

Cash used in operating activities	$(57,881)	$(70,475)	(17.9)%
Cash provided by (used in) investing activities	$25,201	$(21,859)	*NM
Cash used in financing activities	$(89,051)	$(49,650)	79.4%

	As of
	November 30,	May 31,
Capital Resources (in thousands)	2008	2008	% Change

Working capital	$185,363	$261,072	(29.0)%
Cash and cash equivalents, marketable securities and short-term investments	$300,528	$485,810	(38.1)%

*NM Percentage not meaningful

As of November 30, 2008, we had $300.5 million in cash, cash equivalents, marketable securities and other investments and $185.4 million in working capital. Our most significant source of operating cash flows is derived from license fees, maintenance and consulting fees related to services provided to our customers. Days sales outstanding (DSO), which is calculated on net trade receivables at period-end divided by revenue for the quarter times 90 days in the quarter, was 59 and 65 as of November 30, 2008 and 2007, respectively. Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services, and facilities.

We believe that cash flows generated from our operations, together with our cash and cash equivalents will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities, investments and share repurchases for the foreseeable future. As part of our business strategy, we may use cash to acquire companies or products from time-to-time to enhance our product lines, which could have a material affect on our capital resources.

Cash Flows from Operating Activities:

Net cash used in operating activities in the first six months of fiscal 2009 was $57.9 million.  Our main uses of cash for the first six months of fiscal 2009 included $91.3 million in working capital.  The cash uses for working capital purposes included a $108.6 million decrease in our deferred revenue and customer deposits primarily related to the recognition of maintenance revenues over the applicable term of these agreements, a

$11.5 million decrease in accounts payable, $8.1 million related to accrued and other liabilities and a $5.2 million related to in net income taxes payable/receivable.  These working capital uses of cash were offset by our net income of $1.7 million, a $38.9 million decrease in accounts receivable as we collected customer accounts and maintenance billings including significant amounts billed during the second half of fiscal 2008 as well as lower revenues in the current quarter and $3.1 million related to a decrease in prepaid expenses and other current assets.  The overall cash used in operating activities excludes the effects of non-cash charges of $20.4 million for depreciation and amortization, $4.4 million related to stock-based compensation, $3.7 million related to deferred income taxes and a $3.2 million provision for estimated warranty costs and doubtful accounts. While operating activities utilized cash during the first half of fiscal 2009, we expect to generate positive cash flows in the second half of the fiscal year primarily due to the timing of our maintenance billings.

Cash Flows from Investing Activities:

Net cash provided by investing activities was $25.2 million for the period ended November 30, 2008.  The sources of cash included $50.7 million in proceeds from the sale of our investments in auction rate securities and the sale or maturity of marketable securities. These sources of cash were somewhat offset by the $16.1 million of cash used to purchase property and equipment primarily investments in our global information technology and business system infrastructure as well as building our off shore capacity, and $9.4 million increase in restricted cash, primarily due to the $9.1 million held in our segregated brokerage account at Lehman OTC in connection with our ASR transaction.  See Note15, Repurchase of Common Shares and Related Party Transactions, in Notes to Consolidated Financial Statements of this Form 10-Q.

Cash Flows from Financing Activities:

Net cash used for financing activities was $89.1 million for the first six months of fiscal 2009.  Financing activities for the period were primarily related to the $91.0 million used to repurchase shares of our common stock pursuant to an accelerated share repurchase transaction we entered into as part of our Board authorized share repurchase program in July 2008, $0.9 million used to make principal payments on our long term debt and $0.6 million was used to make payments on our capital lease obligations.  These uses of cash were partially offset by $3.4 million in proceeds from the exercise of stock options and the issuance of shares of our common stock under our ESPP.

Effect of Exchange Rate Changes

For the six months ended November 30, 2008, as a result of the volatility in foreign exchange rates, primarily in the second quarter, changes in foreign currency exchange rates resulted in a $12.9 million decrease in our cash and cash equivalents. Exchange rate changes increased our cash and cash equivalents by $5.8 million for the six months ended November 30, 2007.

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

During the second quarter of fiscal 2009 ended November 30, 2008, we did not repurchase any shares of our common stock under the share repurchase program.  During the first quarter of fiscal 2009 we purchased 11.5 million shares pursuant to an accelerated share repurchase transaction (the ASR) that we entered into with Lehman Brothers OTC Derivatives Inc.  (Lehman OTC) on July 15, 2008.  Pursuant to the ASR transaction, we were to repurchase a variable number of shares of our outstanding common stock from Lehman OTC for $100.0 million.  The final per share purchase price and the total number of shares to be repurchased under the ASR transaction was to be based generally on the volume-weighted average price of Lawson’s common stock during the term of the agreement.  As of November 30, 2008, the average price per share of the shares purchased under the ASR transaction was $7.93, which was inclusive of the $9.1 million held in our segregated brokerage account at Lehman OTC.

As discussed in Note 15, Repurchase of Common Shares and Related Party Transactions, in Notes to Consolidated Financial Statements of this Form 10-Q, Lehman OTC’s bankruptcy filing on October 3, 2008, have impacted our ASR agreement.  Under the ASR agreement, Lehman OTC was obligated to deliver additional shares to us at maturity of the transaction based on the final per share purchase price and the total number of shares repurchased as determined primarily by the volume-weighted average price of our common stock during the term of the agreement.  The agreement further required that Lehman post cash collateral to a segregated brokerage account in our name in an amount equal to the value of the additional shares, or net cash, due to us if the ASR were terminated as of the current date. Upon an event of default by Lehman OTC, pursuant to our rights under the ASR, we issued a notice of default to Lehman OTC on September 24, 2008 and terminated the ASR agreement and requested the distribution of all $9.1 million of funds held in our segregated brokerage account at Lehman Brothers.  We continue to seek the transfer of such funds to a new account in accordance with procedures established by the trustee appointed to oversee the liquidation of Lehman Brothers.  We believe these funds are free credit balances that we are entitled to withdraw from our segregated brokerage account. As of the date of this filing we had not yet received these funds, but have recorded them as restricted cash on our Consolidated Balance Sheet as of November 30, 2008.  We believe that we are entitled to receive an additional $1.9 million from Lehman OTC pursuant to the terms of the ASR agreement related to additional cash collateral not yet posted to our segregated brokerage account.  Recovery of these additional $1.9 million of funds may be subject to limitation due to the bankruptcy filings by Lehman Holdings and Lehman OTC.  We bear no risk related to the 11.5 million shares repurchased under the ASR.  Receipt of this additional cash collateral not yet posted to our account would have the effect of reducing the average per share purchase price that we paid under the ASR.

From inception of the repurchase program through November 30, 2008, we used $251.5 million to repurchase 29.4 million shares at an average price of $8.54 per share. The repurchased shares are recorded as treasury stock and result in a reduction to our stockholders equity. The shares will be used for general corporate purposes. As of November 30, 2008, the maximum dollar value of shares that may yet be purchased under this program was $148.5 million.

Credit Facilities

We have a credit facility that was entered into by the former Intentia on November 1, 2004 and assumed by Lawson. The facility consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $5.0 million (40.0 million Swedish Kroner). The facility is collateralized by a corporate letter of guaranty by Lawson Software, Inc. As of November 30, 2008, approximately $0.1 million was outstanding under the guarantee line and $4.9 million was available for use.

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

As discussed in Note 9, Long-Term Debt, in Notes to Consolidated Financial Statements of this Form 10-Q, Lehman Holdings bankruptcy filing on September 15, 2008, Lehman Brothers liquidation on September 19, 2008, and Lehman OTC’s bankruptcy filing on October 3, 2008, have affected the convertible hedge transaction and warrant related to our senior convertible notes.  Lehman Holding is a guarantor of Lehman OTC’s obligations under the convertible note hedge transaction.  The bankruptcy filings of Lehman Holding, as guarantor under the convertible note hedge transaction, and the bankruptcy filing by Lehman OTC, were events of default under the hedge transaction and warrant agreements.  As a result of these defaults we exercised our rights to terminate both the hedge transaction and the warrant transaction on October 10, 2008.  As a result of our termination of the hedge transaction, terms of the original transaction provide us the right to seek recovery from Lehman OTC equal to the termination-date fair value of the common stock option instrument we issued in connection with the hedge transaction. At the time of termination, the instrument ceased being a hedge instrument and was effectively replaced by our claim against Lehman OTC. Accordingly, during the second quarter of fiscal 2009 we recorded this claim against Lehman OTC as an asset.  As a result of our termination of the common stock warrant Lehman OTC purchased from us in connection with the original transaction, Lehman OTC has sought to recover the termination-date fair value of the warrant from us. For financial reporting purposes, we estimated the fair value of this asset and this liability using the Black-Scholes option pricing model and considering the credit risk of Lehman OTC. These terminations resulted in a decrease in stockholders’ equity equal to the net amount of the recorded asset and liability. The fair value of these obligations recorded for financial reporting purposes may differ from the values ultimately determined in various legal proceedings, including actions of the U.S. bankruptcy court. If the ultimate settlement of either of these obligations differs from the recorded amounts, we will be required to recognize any related gain or loss in our results of operations in the period such settlement is known.

The terms of the senior convertible notes and the rights of note holders are not affected by the status of Lehman Holdings or Lehman OTC or by any termination of the hedge transaction or warrant.

Restricted Cash

We had $12.2 million held as restricted cash as of November 30, 2008. $9.5 million and $2.7 million have been classified as current and non-current assets, respectively, on our Consolidated Balance Sheet.  The current portion relates primarily to the $9.1 million held in our segregated brokerage account at Lehman OTC.  See Note15, Repurchase of Common Shares and Related Party Transactions, in Notes to Consolidated Financial Statements of this Form 10-Q.  The remainder of the restricted cash balance relate to various guarantees of our property leases worldwide.

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K for the year ended May 31, 2008, total contractual obligations at May 31, 2008 were $405.6 million not including an estimated FIN 48 impact. The total liability for uncertain tax positions under FIN 48 at November 30, 2008 was $6.8 million. We do not expect the amount of unrecognized tax benefits or cash payments related to these obligations to significantly change over the next 12 months.  See Note 10, Income Taxes, in Notes to Consolidated Financial Statements of this Form 10-Q, for further discussion.

Off-Balance-Sheet Arrangements

As of November 30, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. We do not use off-balance-sheet arrangements with unconsolidated entities, related parties or other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

We have entered into operating leases for most of our U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of November 30, 2008, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2008 and 2015. Rent expense under operating leases for the second quarter of fiscal 2009 and fiscal 2008 was $ 7.4 million and $7.5 million, respectively.  For the six months ended November 30, 2008 and 2007, rent expense was $14.8 million and $15.1 million, respectively.

Foreign Currency

We manage foreign currency market risk using forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Increases or decreases in our foreign currency exposures are expected to be offset by gains or losses on forward contracts. This is expected to mitigate the possibility of significant foreign currency transaction gains or losses in future periods. Our foreign currency exposures are primarily related to non-functional currency intercompany loans and advances to/from our international subsidiaries.

We do not use forward contracts for trading purposes. Our foreign currency forward contracts are generally short term in nature, maturing within 90 days or less. We mark to market all contracts at the end of each reporting period and unrealized gains and losses are included in our Consolidated Statement of Operations for that period. Our net realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.  We recorded net foreign exchange gains inclusive of foreign currency forward contracts of $0.7 million and $0.4 million in our Consolidated Statement of Operations for the three and six months ended November 30, 2008 as compared to foreign exchange losses of $0.3 million and $1.0 million for the three and six months ended November 30, 2007.  The net fair value of foreign currency forward contracts was a $0.3 million net asset as of November 30, 2008 and was included in prepaid expenses and other assets on our Consolidated Balance Sheets. The corresponding net $11.5 million in realized and unrealized gains from foreign currency forward contracts were included in the accompanying Consolidated Statements of Operations during the second quarter of fiscal 2009.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2008.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 20, 2008, a putative class action lawsuit was filed against us in the United States District Court for the Southern District of New York on behalf of current and former business, systems, and technical consultants. The suit, Cruz, et. al., v. Lawson Software, Inc. et. al., alleges that we failed to pay overtime wages pursuant to the Fair Labor Standards Act and state law, and alleges violations of state record-keeping requirements. The suit also alleges certain violations of ERISA and unjust enrichment. Relief sought includes back wages, corresponding 401(k) plan credits, liquidated damages, penalties, interest and attorneys’ fees. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.  We have filed a motion to dismiss the ERISA and unjust enrichment claims, but there is no assurance that the court will grant that pending motion.  We have successfully moved the action from the United States District Court for the Southern District of New York to the United States District Court for the District of Minnesota.  In addition to the motion to dismiss still pending, Plaintiffs’ motion for conditional certification of the FLSA claims is also still pending.

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

ITEM 1A. RISK FACTORS

We documented our risk factors in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008. There have been no material changes to our risk factors as disclosed in that report except for the additional risk factors listed below.  The risk factors detailed in our Annual Report on Form 10-K, and those detailed below, could materially harm our business, operating results and financial condition and/or negatively affect our stock price. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition.

The recent global financial crisis and economic downturn has negatively impacted our contracting activity and revenue, required that we reduce our expenses and imposed risks on our business.

The financial market crisis has disrupted credit and equity markets worldwide and lead to deterioration in the global economic environment, a general tightening of credit, lower levels of capital spending and liquidity, and increases in the rates of default and bankruptcy.  During the fiscal quarter ended November 30, 2008, some prospective and existing customers began canceling, delaying or downsizing software purchases and implementation projects because of the adverse economy and their internal budget constraints.  Some customers may also experience difficulty in paying us for previously purchased products and services.  The adverse economic environment has also intensified the difficulty of forecasting software license revenue.  A decrease in licensing activity will typically lead to a decrease in services revenue in the same or subsequent quarters.  Lower licensing activity will also lower new maintenance revenue since maintenance fees for new product licenses are based on the amount of associated license fees.  We took steps in November 2008 to reduce headcount and lower expenses, and may need to take additional cost reduction measures if our revenues are lower than forecasted.  Despite our efforts to focus on new sales of products and services, to manage our expenses, and to be able to draw on our deferred license revenue balances from prior year’s sales, there is risk that we will not be able to achieve our business plan during this difficult global economic environment.

In addition, financial institution failures may cause us to incur increased expenses or make it more difficult to obtain financing for our operations or investing activities (including the financing of any future acquisitions).  Our investment portfolio, which may include short-term debt securities, is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis.  If the banking system or the fixed income, credit or equity markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.  Finally, the market price of our common stock may decline and be volatile because of continued uncertainty in the equity markets and adverse economic conditions. This current economic environment and its adverse affect on our customers, prospects and business could have a material adverse impact on our financial condition and results of operations.

We may have exposure to potential impairment charges related to our goodwill and acquired intangible assets.

We have made several acquisitions over the past few years, primarily the acquisition of Intentia in April 2006.  As a result of these acquisitions, we have recorded on our balance sheet approximately $448.6 million of goodwill and $100.8 million of intangible assets, net of accumulated amortization, as of November 30, 2008. We may incur impairment charges on goodwill or our acquired intangible assets if we determine that the fair value of the goodwill and/or our acquired intangible assets is less than their current carrying value.  In general, this could occur if our market capitalization, adjusted for control premiums and other factors, declines to an amount below the carrying value of our consolidated net assets or if we do not anticipate that the acquired intangibles will generate future cash flows in-line with our expectations as established at the date of acquisition. Recording an impairment charge related to our goodwill or acquired intangible assets could have a material adverse impact on our financial condition and results of operations. See Note 6, Goodwill and Intangible Assets, in Notes to the Consolidated Financial Statements of this Form 10-Q, for further discussion.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock for the three months ended November 30, 2008.  In November 2006, our Board of Directors approved a share repurchase of up to $100.0 million of our common stock. The Board of Directors increased this maximum to $200.0 million in April 2007 and to $400.0 million on July 10, 2008. As of November 30, 2008, approximately $148.5 million remained available for future share repurchases under the board approved program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  The Company held its Annual Meeting of Stockholders on October 16, 2008. The meeting was held to consider and vote upon: (i) the election of nine directors, (Steven C. Chang, Harry Debes, Peter Gyenes, David R. Hubers, H. Richard Lawson, Michael A. Rocca, Robert A. Schriesheim, Romesh Wadhwani and Paul Wahl), each for a term of one year; and (ii) ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending May 31, 2009.

(b)                                 The Company’s stockholders voted on the following matters:

(1) Election of nine directors.  All directors nominated by the Board of Directors were elected.

	Votes	Votes
Nominee	For	Withheld
Steven C. Chang	147,441,238	6,984,285
Harry Debes	147,665,641	6,759,882
Peter Gyenes	147,449,544	6,975,979
David R. Hubers	147,702,948	6,722,575
H. Richard Lawson	147,041,648	7,383,875
Michael A. Rocca	147,451,970	6,973,553
Robert A. Schriesheim	144,431,149	9,994,374
Romesh Wadhwani	147,071,172	7,354,351
Paul Wahl	147,699,400	6,726,123

(2)          The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending May 31, 2009, with 153,698,697 affirmative votes, 712,945 negative votes, and 13,881 votes abstaining.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

See Index to Exhibits on page 43 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 7, 2009

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