Form 10-Q
period 2009-02-28
Lawson Software, Inc.
filed 2009-04-03
CIK 1344632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2009

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

Yes ☐   No ☒

The number of shares of the registrant’s common stock outstanding on March 27, 2009 was 163,307,349.

LAWSON SOFTWARE, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	February 28, 2009	May 31, 2008 (1)
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$308,238	$435,121
Restricted cash - current	9,592	746
Marketable securities	—	5,453
Short-term investments	—	45,236
Trade accounts receivable, net	142,961	184,047
Income taxes receivable	1,673	10,309
Deferred income taxes - current	13,806	16,839
Prepaid expenses and other current assets	42,736	44,470
Total current assets	519,006	742,221

Restricted cash - non-current	1,817	2,038
Property and equipment, net	46,940	45,044
Goodwill	430,471	546,578
Other intangible assets, net	93,908	120,194
Deferred income taxes - non-current	39,657	35,907
Other assets	13,000	18,614
Total assets	$1,144,799	$1,510,596
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt - current portion	$2,912	$3,849
Accounts payable	10,156	23,481
Accrued compensation and benefits	60,337	89,733
Income taxes payable	7,962	8,860
Deferred income taxes - current	5,739	7,399
Deferred revenue - current	187,435	298,509
Other current liabilities	40,225	49,318
Total current liabilities	314,766	481,149

Long-term debt - non-current	242,534	244,734
Deferred income taxes - non-current	11,174	12,529
Deferred revenue - non-current	13,522	14,097
Other long-term liabilities	13,106	14,528
Total liabilities	595,102	767,037
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 750,000 shares authorized; 201,555 and 201,025 shares issued, respectively; 163,365 and 173,825 shares outstanding, at February 28, 2009 and May 31, 2008, respectively	2,016	2,010
Additional paid-in capital	842,908	838,141
Treasury stock, at cost; 38,190 and 27,200 shares at February 28, 2009 and May 31, 2008, respectively	(313,139)	(225,598)
Retained earnings	40,534	31,462
Accumulated other comprehensive income (loss)	(22,622)	97,544
Total stockholders’ equity	549,697	743,559
Total liabilities and stockholders’ equity	$1,144,799	$1,510,596

(1)   Derived from our audited Consolidated Financial Statements

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Revenues:
License fees	$24,881	$31,984	$76,067	$90,434
Maintenance	85,806	84,630	264,998	247,849
Consulting	63,161	96,273	230,056	280,614
Total revenues	173,848	212,887	571,121	618,897

Cost of revenues:
Cost of license fees	4,872	6,767	16,852	20,136
Cost of maintenance	14,810	16,389	49,057	48,879
Cost of consulting	62,871	79,046	209,028	234,427
Total cost of revenues	82,553	102,202	274,937	303,442
Gross profit	91,295	110,685	296,184	315,455
Operating expenses:
Research and development	18,209	22,231	62,669	61,249
Sales and marketing	34,203	47,271	123,680	137,776
General and administrative	18,542	21,383	59,996	72,945
Restructuring (Note 3)	3,534	(137)	11,020	(202)
Amortization of acquired intangibles	1,890	3,531	6,875	10,099
Total operating expenses	76,378	94,279	264,240	281,867
Operating income	14,917	16,406	31,944	33,588

Other income (expense), net:
Interest income	801	4,512	5,836	17,257
Interest expense	(1,931)	(2,118)	(5,988)	(6,864)
Other income (expense), net	318	(8,191)	591	(12,245)
Total other income (expense), net	(812)	(5,797)	439	(1,852)

Income before income taxes	14,105	10,609	32,383	31,736
Provision for income taxes	6,718	9,882	23,311	21,705
Net income	$7,387	$727	$9,072	$10,031

Net income per share:
Basic	$0.05	$0.00	$0.06	$0.06
Diluted	$0.04	$0.00	$0.05	$0.06

Weighted average common shares outstanding:
Basic	162,675	175,912	164,508	178,620
Diluted	164,648	178,805	166,958	181,949

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	February 28,	February 29,
	2009	2008
Cash flows from operating activities:
Net income	$9,072	$10,031
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	29,269	32,183
Amortization of debt issuance costs	963	966
Deferred income taxes	5,913	680
Provision for doubtful accounts	1,078	(2,244)
Warranty provision	4,704	4,593
Impairment on long term investments	—	12,296
Net (gain) loss on disposal of assets	—	(311)
Excess tax benefits from stock transactions	(448)	(2,025)
Stock-based compensation expense	6,761	4,683
Amortization of discounts and premiums on marketable securities	6	(92)
Changes in operating assets and liabilities:
Trade accounts receivable	31,796	(29,664)
Prepaid expenses and other assets	(2,283)	(11,860)
Accounts payable	(10,893)	123
Accrued and other liabilities	(7,898)	(18,166)
Income taxes payable/receivable	(2,851)	11,396
Deferred revenue	(107,213)	(58,774)
Net cash used in operating activities	(42,024)	(46,185)
Cash flows from investing activities:
Change in restricted cash	(8,677)	4,147
Purchases of marketable securities and investments	—	(205,098)
Proceeds from maturities and sales of marketable securities and investments	50,664	216,340
Purchases of property and equipment	(20,530)	(15,847)
Net cash provided by (used in) investing activities	21,457	(458)

Cash flows from financing activities:
Principal payments on long-term debt	(1,223)	(1,340)
Payments on capital lease obligations	(887)	(1,024)
Cash proceeds from exercise of stock options	1,957	6,490
Excess tax benefit from stock transactions	448	2,025
Cash proceeds from employee stock purchase plan	2,157	2,212
Repurchase of common stock from related parties	—	(36,800)
Repurchase of common stock - other	(90,966)	(68,829)
Net cash used in financing activities	(88,514)	(97,266)
Effect of exchange rate changes on cash and cash equivalents	(17,802)	2,720

Net decrease in cash and cash equivalents	(126,883)	(141,189)
Cash and cash equivalents at the beginning of the period	435,121	473,963
Cash and cash equivalents at the end of the period	$308,238	$332,774

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

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

Basis of Presentation

Our Condensed Consolidated Financial Statements include the accounts of Lawson Software, Inc., our branches and our wholly-owned and majority-owned subsidiaries operating in the U.S., Latin America and Canada (together, the Americas), Europe, Middle East, and Africa (EMEA), and Asia-Pacific (APAC). All significant intercompany accounts and transactions have been eliminated. Our subsidiaries that are not majority-owned are accounted for under the equity method. The unaudited Condensed Consolidated Financial Statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items other than the adjustments, including the incentive compensation matter, described below.

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The Condensed Consolidated Balance Sheet data as of May 31, 2008 was derived from audited financial statements. The accompanying interim Consolidated Financial Statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the fiscal year ended May 31, 2008. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

Fiscal Year

Our fiscal year is from June 1 through May 31. Unless otherwise stated, references to fiscal 2009 and fiscal 2008 relate to the fiscal years ended May 31, 2009 and 2008, respectively. References to future years also relate to our fiscal years ending May 31.

Year-to-Date Fiscal 2009 Results of Operations

The results for the first nine months of fiscal 2009 include reductions to net income of approximately $2.1 million primarily as a result of $1.9 million of under accruals of sales incentive compensation recorded in the first quarter of fiscal 2009 that should have been recorded as a reduction in net income in the fourth quarter of fiscal 2008. These accruals primarily related to sales incentive compensation in EMEA. The fourth quarter fiscal 2008 under accrual was primarily due to the fact that the previous accrual methodology utilized in EMEA did not sufficiently provide for (1) overachievement of sales quotas and related higher commission rates that were achieved in EMEA in fiscal 2008 when license contracting targets were greatly exceeded by various sales personnel, and (2) sales incentives payable to sales management employees. We have taken actions, such as redesigning the sales incentive accrual process and enhancing monitoring controls, to mitigate the potential for replicating this matter. We have determined that the impact of the sales incentive compensation under accruals, as well as additional out-of-period adjustments recorded in the second quarter of fiscal 2009 that increased pre-tax operating expenses by $0.4 million, primarily related to deferred third-party costs included in costs of license fees, were immaterial in all prior interim and annual periods and are not expected to be material to fiscal 2009 results of operations.

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

Effective December 1, 2008, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161) which was issued in March 2008.  SFAS 161 requires companies to provide enhanced qualitative and quantitative disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. See, Derivatives, below for applicable disclosures under SFAS 161.

Recent Accounting Pronouncements

In May 2008, the FASB issued FSP APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will impact the accounting associated with our $240.0 million senior convertible notes. This FSP will require us to recognize significant additional (non-cash) interest expense based on the market rate for similar debt instruments that do not contain a comparable conversion feature. Furthermore, it requires recognition of interest expense in prior periods pursuant to the retrospective accounting treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 (our fiscal 2010) and early adoption is not permitted. We are currently evaluating the impact on our financial statements of applying the provisions of FSP APB 14-1. Assuming applicable market rates of six to eight percent, we would be required to record additional non-cash interest expense of approximately $6.1 million to $11.2 million annually or $1.5 million to $2.8 million per fiscal quarter.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 (our fiscal 2010) and early adoption is prohibited. We are currently evaluating the impact FSP 142-3 will have on the useful lives of our intangible assets but do not expect it to have a material impact on the useful lives of our intangible assets, or our financial position, results of operations, or cash flows.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB no. 51 (SFAS 160). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a separate component of equity rather than as a liability. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (our fiscal 2010). We do not expect the adoption of SFAS 160 to have a material impact on our financial position, results of operations, or cash flows.

Derivatives

We account for derivative instruments, consisting of foreign currency forward contracts, pursuant to SFAS 133. SFAS 133 requires that derivative instruments be measured at fair value and recorded in the balance sheet as either an asset or liability. We do not use derivative instruments for trading purposes.  We have not designated these derivative contracts as hedge transactions under SFAS 133 and do not use hedge accounting. We manage foreign currency market risk using forward contracts to offset the risk associated with the effects of certain foreign currency exposures primarily related to non-functional currency intercompany loans and advances between our international subsidiaries as well as other balance sheet accounts, particularly accounts receivable, accounts payable and certain accrual accounts.   Our foreign currency forward contracts are generally short term in nature, maturing within 90 days or less. We revalue all contracts to their current market value at the end of each reporting period and unrealized gains and losses are included in general and administrative expenses, in our Consolidated Statement of Operations for that period. These gains and losses largely offset gains and losses from non-functional currency balance sheet exposures previously recognized and are recorded as an offset to such gains and losses in our Consolidated Statement of Operations. This is expected to mitigate the possibility of significant foreign currency transaction gains or losses in future periods.  Our net realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The net fair value of foreign currency forward contracts is recorded as either prepaid expenses and other assets or other accrued and current liabilities on our Consolidated Balance Sheets.

The net fair value of our foreign currency forward contracts was a net asset of $3.3 million and $0.4 million as of February 28, 2009 and May 31, 2008, respectively, and was included in prepaid expenses and other assets on our Consolidated Balance Sheets.  See Note 8, Fair Value Measurements, for more detail.  We have recorded $7.7 million and $20.9 million in net realized and unrealized gains from foreign currency forward contracts in the three and nine month periods ended February 28, 2009, respectively.   For the comparable three and nine month periods of fiscal 2008, we recorded net realized and unrealized losses related to foreign currency forward contracts of $4.8 million and $8.8 million, respectively.  All gains and losses from foreign currency forward contracts have been classified as general and administrative expense in our Condensed Consolidated Statement of Operations.

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

Following is a rollforward of our warranty reserve (in thousands):

Balance, May 31, 2008	$7,920
Provision	4,704
Write-offs	(2,496)
Translation adjustment	(538)
Balance, February 28, 2009	$9,590

3.             RESTRUCTURING

The following table sets forth the reserve activity for the nine months ended February 28, 2009, related to each of our restructuring plans.  The remaining balances related to severance and related benefits and exited leased facilities are included in accrued compensation and benefits and other current liabilities, respectively, in our Condensed Consolidated Balance Sheet as of February 28, 2009 (in thousands):

				Fiscal 2006
	Total	Fiscal 2009	Fiscal 2007	Intentia	Legacy Lawson
Balance, May 31, 2008	$11,598	$—	$4,695	$4,926	$1,977
Provision for restructuring	11,269	11,269	—	—	—
Cash payments	(9,516)	(4,912)	(3,595)	(671)	(338)
Adjustments to provision	(249)	299	(496)	(52)	—
Adjustments to provision-Goodwill	(1,612)	—	—	(1,612)	—
Currency translation effect and other	(1,648)	(324)	(113)	(1,211)	—
Balance, February 28, 2009	$9,842	$6,332	$491	$1,380	$1,639

Fiscal 2009 Restructuring

Fiscal 2009 Restructuring. On November 18, 2008, we announced the implementation of cost reduction measures in light of the current uncertainty in global economic conditions and in light of other operating margin improvement initiatives. These cost reduction initiatives included a restructuring plan which called for the reduction of approximately 200 employees throughout our global workforce and the closing of one leased facility. This reduction represented approximately 5.0% of our global work force and affected all functional areas of our operations. We recorded the majority of the restructuring expenses with a pre-tax charge of approximately $7.9 million in the second quarter of fiscal 2009, including $6.1 million for severance and related benefits and $1.8 million for the exit of the leased facility.

We had anticipated a certain level of voluntary attrition that, in conjunction with limited hiring and the actions taken under this restructuring plan, would result in an estimated 8-10 percent total reduction in our global workforce.  However, we experienced less voluntary attrition than estimated as weakness in the global economy continued through the third quarter of fiscal 2009. Therefore, we took additional actions under the plan during the third quarter, including the reduction of 84 employees, primarily in our services organization, representing approximately 2.0% of our global workforce.  We also exited one additional leased facility under the plan during the third quarter.  These actions resulted in an additional pre-tax charge of approximately $3.7 million recorded in the third quarter of fiscal 2009 including $3.1 million for severance and related benefits and $0.6 million for lease termination fees incurred for the exit of the additional leased facility.  The third quarter charge of $3.7 million together with the charge of $7.9 recorded in the second quarter resulted in a total pre-tax charge related to the plan of approximately $11.6 million; within our original estimated range of between $9.0 and $12.0 million. We do not anticipate taking any significant additional charges related to this plan in future periods.  However, in light of current economic conditions and our efforts to manage operating costs, additional restructuring actions may be taken in future periods.  We estimate that the annualized cost savings from all actions taken in relation to this plan will be approximately $35.0 million.

In the year-to-date period ended February 28, 2009, we made cash payments of $4.4 million relating to severance and related benefits and $0.5 million related to the exited facilities.  As of February 28, 2009, we had an accrual of $6.3 million for severance and related benefits and the estimated fair value of our liability for the exited facilities.  Actions relating to severance were substantially completed by February 28, 2009 with related cash payments expected to continue through December 2009. Payments related to the exited facilities are expected to continue through November 2011.

Fiscal 2007 Restructuring

Fiscal 2007 Restructuring. On February 28, 2007, we completed a roadmap to improve our productivity by enhancing global sourcing capabilities and resources. This roadmap called for the rebalancing of our resources between various locations primarily in the U.S., Europe and our global support center in the Philippines and resulted in the reduction of approximately 250 employees primarily in our U.S. and European operations over the course of fiscal 2008 and the first quarter of fiscal 2009. This reduction included employees working in all areas of the Company, predominantly in consulting and research and development. In conjunction with this roadmap we recorded a charge of $11.9 million. As of May 31, 2008, we had an accrual of $4.7 million for severance and related benefits. For the first nine months of fiscal 2009 we paid severance and related benefits of $3.6 million. We recorded $0.5 million in adjustments to the accrual during the first nine months of fiscal 2009. The ending accrual balance at February 28, 2009 was $0.5 million. Actions relating to severance were completed in the first quarter of fiscal 2009; however we expect related cash payments to continue through May 2009.

Fiscal 2006 Restructuring

On April 26, 2006, in conjunction with the business combination with Intentia International AB (Intentia), we approved a plan designed to eliminate employee redundancies in both Intentia and legacy Lawson.

Fiscal 2006 Legacy Lawson. The plan for legacy Lawson included the reduction of approximately 60 employees in the U.S. and U.K. and the exit or reduction in space for leases in certain facilities. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and consulting. As of May 31, 2008, we had an accrual of $2.0 million for the exit or reduction of leased facilities. For the first nine months of fiscal 2009, cash lease payments of $0.3 million were made related to exited facilities. The ending accrual balance at February 28, 2009 was $1.6 million for the exit or reduction of leased facilities. Actions relating to severance were completed in the first quarter of fiscal 2008. We expect cash lease payments related to exited facilities to continue through July 2011.

Fiscal 2006 Intentia. The plan for Intentia included the reduction of approximately 125 employees in the EMEA and APAC regions and the exit or reduction in leased space. The reduction of employees included employees who worked in all functional areas of the Company. As of May 31, 2008, we had an accrual of $4.9 million for the exit or reduction of leased facilities. Cash lease payments of $0.7 million were made related to exited facilities in the first nine months of fiscal 2009. In the second quarter of Fiscal 2009, a $1.6 million adjustment was made to the accrual for lease exit costs to reflect additional sub lease income not included in the original lease restructuring plan. Pursuant to the provision of EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, this adjustment has been recorded as a reduction of goodwill. See Note 6, Goodwill and Intangible Assets. The ending balance as of February 28, 2009 was $1.4 million related to the accrual for the exit or reduction of leased space. Actions relating to severance were completed in the third quarter of fiscal 2008. We expect cash lease payments related to exited facilities or reduced space to continue through June 2012.

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

The fair value of restricted stock and restricted stock unit awards (together restricted stock awards) is estimated based on the grant date market value of our common stock.  For restricted stock awards vesting based on service, compensation expense is recognized on a straight-line basis over the related service period.  For restricted stock awards vesting based on obtaining certain performance targets, compensation expense is recognized over the related service period based on management’s assessment of the probability of meeting such targets.  In general, applicable compensation expense is recognized when we believe it is probable that the related performance targets will be met and no compensation expense is recorded, and any previously recognized expense recovered, when achievement of the performance target is not deemed probable.  Compensation expense related to our Employee Stock Purchase Plan (ESPP) is estimated as the 15% discount employees receive relative to the market value of our common stock at the end of the ESPP’s quarterly offering periods and is recognized in the applicable quarter.

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

The following table presents the share-based compensation expense recognized in our Condensed Consolidated Statements of Operations, by classification, for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Cost of revenues	$370	$(4)	$662	$509
Research and development	162	34	460	325
Sales and marketing	453	17	1,453	754
General and administrative	1,041	381	4,186	3,095
Stock-based compensation expense, before income tax	2,026	428	6,761	4,683
Income tax benefit	(780)	(166)	(2,603)	(1,812)
Stock-based compensation expense, net of tax	$1,246	$262	$4,158	$2,871

As of February 28, 2009, we had unrecognized compensation expense of $12.6 million and $5.7 million related to outstanding stock options and restricted stock awards, respectively, which are expected to be recognized over weighted average periods of 1.38 years and 0.8 years, respectively.

5.             TRADE ACCOUNTS RECEIVABLE

The components of our trade accounts receivable were as follows (in thousands):

	February 28,	May 31,
	2009	2008
Trade accounts receivable	$128,587	$168,451
Unbilled accounts receivable	18,725	21,221
Less: allowance for doubtful accounts	(4,351)	(5,625)
Trade accounts receivable, net	$142,961	$184,047

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to our customers because the amounts were earned but not contractually billable as of the balance sheet date.

6.             GOODWILL AND INTANGIBLE ASSETS

The change in the carrying amount of goodwill for the nine months ended February 28, 2009 was as follows (in thousands):

Balance, May 31, 2008	$546,578
Goodwill adjustments recorded during the period	(265)
Currency translation effect	(115,842)
Balance, February 28, 2009	$430,471

The $0.3 million adjustments to goodwill recorded during the first nine months of fiscal 2009 include a second quarter fiscal 2009 reduction of $1.6 million related to an adjustment to our fiscal 2006 lease restructuring plan, See Note 3, Restructuring, as well as a $0.6 million reversal related to deferred revenue initially recognized with our purchase of Intentia.  In addition, in the first quarter of fiscal 2009, we determined that a portion of our foreign net operating losses were not sustainable.  These NOL’s related to pre-acquisition activity of Intentia.  Accordingly, we recorded a reduction in the acquired deferred tax assets and a corresponding increase in goodwill of approximately $1.9 million.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), we are required to assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred.

Testing for goodwill impairment is a two step process. The first step screens for potential impairment and if there is an indication of possible impairment the second step must be completed to measure the amount of impairment loss, if any.  The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with the carrying value of its net assets. For Lawson, as we currently have only one reporting unit, this involves comparing our company’s fair value with the carrying value of our consolidated net assets. If the fair value of the reporting unit is less than the carrying value of the reporting unit, the second step of the goodwill impairment test is performed to measure the amount of impairment loss we would be required to record, if any.  The second step, if required, would compare the implied fair value of Lawson’s goodwill with the current carrying amount of our goodwill.  If the implied fair value of our goodwill is less than the carrying value, an impairment charge would be recorded as a charge to our operations.

Historically, our market capitalization has been well above the carrying value of our consolidated net assets and there has been no indication of potential impairment.  The results of our most recent annual assessment performed at the end of fiscal 2008 did not indicate any potential impairment of our goodwill.

During the second quarter of fiscal 2009 the price of our common stock was significantly impacted by the volatility in the U.S. equity markets.  The price of Lawson’s common stock reached a low of $2.71 during the second quarter of fiscal 2009; a condition that was not sustained for an extended period of time as Lawson’s common stock closed below $3.00 per share for only two consecutive days in mid-November as the financial crisis intensified.  This volatility has continued during the third quarter of fiscal 2009 and the price of Lawson’s common stock traded at prices between $3.33 and $5.31during the third quarter and closed above $4.00 per share on most trading days during the third quarter.  Our common stock price closed at $3.84 on February 27, 2009.  Accordingly, our market capitalization as of February 28, 2009, was $627.3 million, exceeding the carrying value of our consolidated net assets of $549.7 million by $77.6 million.

We believe that the fair value of our company exceeds our market capitalization because our fair value should include a control premium.  A control premium is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e. market capitalization), in order to acquire a controlling interest.

The premium is justified by the expected synergies, such as the expected increase in cash flow resulting from cost savings and revenue enhancements.  Because our market capitalization exceeded the carrying value of our consolidated net assets by $77.6 million as of February 28, 2009, before considering a control premium, the continued volatility in the market has not caused us to complete an event driven step 1 impairment test.  During the third quarter of fiscal 2009, our common stock traded at prices such that our market capitalization continues to be at a level where there is no indication of potential goodwill impairment requiring interim testing under SFAS 142. Since February 28, 2009, our common stock has traded between $3.40 and $4.75 resulting in a level of market capitalization such that we continue to believe there is no indication of potential goodwill impairment.  However, due to the ongoing uncertainty in market conditions, which may negatively impact our market capitalization, we will continue to monitor and evaluate the carrying value of our goodwill.

Intangible assets subject to amortization were as follows (in thousands):

	February 28, 2009			May 31, 2008
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Estimated
	Amounts	Amortization	Net	Amounts	Amortization	Net	useful lives
Maintenance contracts	$22,940	$16,955	$5,985	$22,940	$15,047	$7,893	Term
Technology	96,234	42,541	53,693	97,398	34,778	62,620	3-10 years
Client lists	10,105	7,485	2,620	10,755	7,080	3,675	4-10 years
Customer relationships	48,950	17,582	31,368	60,904	15,707	45,197	12 years
Trademarks	4,722	4,722	—	6,049	6,004	45	2 years
Order backlog	5,086	5,086	—	6,692	6,692	—	1 year
Non-compete agreements	3,067	2,825	242	4,436	3,672	764	5 years
	$191,104	$97,196	$93,908	$209,174	$88,980	$120,194

We amortize our intangible assets using accelerated and straight-line methods which approximate the proportion of future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset. For the three months ended February 28, 2009 and February 29, 2008, amortization expense for intangible assets was $5.5 million and $7.2 million, respectively.  Amortization expense for intangible assets was $17.2 million and $22.2 million for the nine months ended February 28, 2009 and February 29, 2008, respectively.  Net intangible assets decreased during the first nine months of fiscal 2009 by approximately $8.7 million due to the effect of currency translation. Amortization expense is reported as a component of cost of revenues and amortization of acquired intangibles in our Consolidated Statements of Operations.

The estimated future annual amortization expense for identified intangible assets is as follows for the fiscal periods presented (in thousands):

2009 (remaining 3 months)	$5,288
2010	18,909
2011	16,393
2012	13,272
2013	11,311
Thereafter	28,735
$93,908

7.             DEFERRED REVENUE

The following table sets forth the components of deferred revenue (in thousands):

	February 28,	May 31,
	2009	2008
License fees	$50,276	$54,555
Maintenance	136,981	240,704
Consulting	13,700	17,347
Total deferred revenue	200,957	312,606
Less current portion	(187,435)	(298,509)
Deferred revenue - non-current	$13,522	$14,097

The decrease in total deferred revenue at February 28, 2009, as compared to May 31, 2008, was primarily due to the decrease in deferred maintenance revenue.  This decrease relates to the timing of our maintenance billings as our renewal dates for our EMEA and Americas regions occur in the third and fourth quarters, respectively, with revenue being recognized ratably over the applicable service periods.

8.             FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value including our cash equivalents and foreign currency forward contracts.  As discussed in Note 2, Summary of Significant Accounting Policies, effective June 1, 2008 we adopted SFAS 157, subject to the deferral provisions of FSP 157-2.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  Fair value is defined as an “exit price” which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or liability.  SFAS 157 also requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs.  As a basis for considering such assumptions and inputs, SFAS 157 establishes a fair value hierarchy which identifies and prioritizes three levels of inputs to be used in measuring fair value.

The three levels of the fair value hierarchy are as follows:

Level 1	—	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2	—

Inputs other than the quoted prices in active markets that are observable either directly or indirectly including: quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	—	Unobservable inputs that are supported by little or no market data and require the reporting entity to develop its own assumptions.

The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2009 (in thousands):

	Fair Value Measurements Using Inputs Considered as			Fair Value at
	Level 1	Level 2	Level 3	February 28, 2009
Assets
Cash equivalents	$100,000	$119,699	$—	$219,699
Foreign currency forward contracts	—	4,788	—	4,788
Total	$100,000	$124,487	$—	$224,487

Liabilities
Foreign currency forward contracts	$—	$1,538	$—	$1,538
Total	$—	$1,538	$—	$1,538

Cash equivalents, primarily funds held in treasuries and money market instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in Cash and cash equivalents in our Consolidated Balance Sheets.  Our investments in treasuries are valued using quoted market prices and are included in Level 1 inputs. Our money market instruments are valued primarily using observable inputs other than quoted market prices and are included in Level 2 inputs.  The fair value at February 28, 2009 for cash equivalents was approximately $219.7 million.

Foreign currency forward contracts are valued based on observable market spot and forward rates as of our reporting date and are included in Level 2 inputs in the above table.  We use these derivative instruments to mitigate non-functional currency transaction exposure.  All contracts are recorded at fair value and marked-to-market at the end of each reporting period and realized and unrealized gains and losses are included in general and administrative expenses in our Consolidated Statement of Operations for that period.  The $3.3 million net asset related to the fair value of our foreign currency forward contracts was included in prepaid expenses and other assets in our Consolidated Balance Sheets.

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

We did not elect to apply the fair value option under the provisions of SFAS 159 to any of our currently eligible financial assets or liabilities. As of February 28, 2009 our material financial assets and liabilities not carried at fair value include our trade accounts receivable, accounts payable and senior convertible notes and are reported at their current carrying values.

9.             LONG-TERM DEBT

Our long-term debt consisted of the following (in thousands):

	February 28,	May 31,
	2009	2008
Senior convertible notes, interest at 2.5%	$240,000	$240,000
Car loans, interest at average rate of 4.7%	3,864	6,828
Capital lease obligations, interest at 7.9%	1,582	1,755
Total long-term debt	245,446	248,583
Less current maturities	(2,912)	(3,849)
Total long-term debt - non-current	$242,534	$244,734

In April 2007, we issued $240.0 million in aggregate principal amount of 2.5% senior convertible notes with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012. The notes bear interest at a rate of 2.5% per annum, which is payable semi-annually in arrears, on April 15 and October 15 of each year, beginning October 15, 2007. The notes do not contain any restrictive financial covenants.  See our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 and Note 2, Recent Accounting Pronouncements, above for additional information regarding our accounting for this debt.

We had certain business relationships with Lehman Brothers OTC Derivatives Inc. (Lehman OTC), including a convertible note hedge transaction and a warrant transaction both entered into as part of the issuance of our senior convertible notes and an accelerated share repurchase transaction, see Note 15, Repurchase of Common Shares and Related Party Transactions.  On September 15, 2008, Lehman Brothers Holdings Inc. (Lehman Holdings) filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York.  Subsidiaries of Lehman Holdings, including Lehman Brothers Inc. (Lehman Brothers) and Lehman OTC, were not included in the filing.  On September 19, 2008, Lehman Brothers was placed in liquidation under the Securities Investor Protection Act.  In addition, on October 3, 2008, Lehman OTC also filed for Chapter 11 bankruptcy.

Lehman Brothers was one of the original purchasers of our senior convertible notes.  None of the net proceeds from the offering are on deposit with Lehman Brothers or any of its affiliates.  In conjunction with the issuance of the notes, we entered into a convertible note hedge transaction with Lehman OTC, an affiliate of Lehman Brothers.  In a separate agreement, we entered into a warrant transaction with Lehman OTC.  Together, these transactions were designed to reduce the potential dilution resulting from the potential conversion of our senior convertible notes into shares of common stock and effectively increased the conversion price of the notes to $15.58 per share from the initial conversion price of the notes of $12.02 per share. Lehman Holding is a guarantor of Lehman OTC’s obligations under the convertible note hedge transaction.  The bankruptcy filings of Lehman Holdings, as guarantor under the convertible note hedge transaction, and the bankruptcy filing by Lehman OTC were events of default under the hedge transaction and warrant agreements.  As a result of these defaults, we exercised our rights to terminate both the hedge transaction and the warrant transaction on October 10, 2008. As a result of our termination of the hedge transaction, terms of the original transaction provided us the right to seek recovery from Lehman OTC equal to the termination-date fair value of the common stock option instrument we issued in connection with the hedge transaction. At the time of termination, the instrument ceased being a hedge instrument and was effectively replaced by our claim against Lehman OTC.

Accordingly, during the second quarter of fiscal 2009 we recorded this claim against Lehman OTC as an asset.  As a result of our termination of the common stock warrant Lehman OTC purchased from us in connection with the original transaction, Lehman OTC has sought to recover the termination-date fair value of the warrant from us. For financial reporting purposes, we estimated the fair value of this asset and this liability using the Black-Scholes option pricing model and considered the credit risk of Lehman OTC. These terminations resulted in a decrease in stockholders’ equity equal to the net amount of the recorded asset and liability. The fair value of these obligations recorded for financial reporting purposes may differ from the values ultimately determined in various legal proceedings, including actions of the U.S. bankruptcy court.  If the ultimate settlement of either of these obligations differs from the recorded amounts, we will be required to recognize any related gain or loss in our results of operations in the period such settlement is known.  As of February 28, 2009, neither our claim against Lehman OTC nor Lehman OTC’s warrant claim against Lawson has been settled.

The terms of the senior convertible notes and the rights of note holders are not affected by the status of Lehman Holdings or Lehman OTC or by any termination of the hedge transaction or warrant.

10.          INCOME TAXES

Our quarterly tax expense is measured using an estimated annual effective tax rate for the period.  For the nine month period ended February 28, 2009, our estimated annual global effective tax rate was 62.0% after considering those entities for which no tax benefit from operating losses is expected to occur during the year as a result of such entities requiring a full valuation allowance against current year losses.  We estimate our annual effective tax rate on a quarterly basis and make any necessary changes to adjust the rate for the year-to-date period based upon the annual estimate. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income, changes in the jurisdictional mix of the forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities or impacts from enacted tax law changes.  We identify items which are unusual and non-recurring in nature and treat these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

Our income tax expense for the three and nine months ended February 28, 2009 was $6.7 million and $23.3 million, respectively.  This resulted in an overall effective tax rate of 47.6% for the third quarter of fiscal 2009 and 72.0% for the nine months ended February 28, 2009.  The rate for the current quarter was unfavorably impacted 3.0% for return to provision true-ups and favorably impacted by 5.2% due to the settlement with taxing authorities of an uncertain tax position in a foreign jurisdiction.  The rate for the current quarter was also positively impacted due to the jurisdictional mix of income in the quarter versus the annual forecast.  For the three and nine months ended February 29, 2008, our income tax expense was $9.9 million and $21.7 million, respectively, which resulted in an overall effective tax rate of 93.1% and 68.4% for the respective three and nine month periods.

As of February 28, 2009, we had a liability of approximately $6.1 million for unrecognized tax benefits all of which would affect earnings and the effective tax rate, if recognized.  We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of our income tax expense.  During the three and nine months ended February 28, 2009, we recognized less than $0.1 million and $0.3 million in interest, respectively, and had $0.6 million accrued for the payment of interest at February 28, 2009.  Interest recognized for the three and nine months ended February 29, 2008 was $0.1 million and $0.2 million, respectively.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years ending before May 31, 2004.  A foreign taxing authority commenced an examination of tax returns for periods January 1, 2005 through May 31, 2007 in the fourth quarter of fiscal 2008 that was completed during the quarter ended February 28, 2009.  In addition, there is limited audit activity in certain other jurisdictions.  While we believe we have adequately provided for all tax positions under examination, amounts asserted by taxing authorities could be greater or less than the accrued provision.  We do not anticipate that the adjustments would result in a material change to our financial position nor do we expect the amount of unrecognized tax benefits or cash payments related to these obligations to significantly change over the next 12 months.

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

The following table sets forth the computation of basic and diluted net income per share for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Basic net income per share computation:

Net income	$7,387	$727	$9,072	$10,031
Weighted average common shares - basic	162,675	175,912	164,508	178,620
Basic net income per share	$0.05	$0.00	$0.06	$0.06

Diluted net income per share computation:

Net income	$7,387	$727	$9,072	$10,031
Diluted weighted average shares calculation:
Weighted average common shares	162,675	175,912	164,508	178,620
Net dilutive effect of:
Stock options	1,364	2,600	1,932	3,055
Warrants	—	—	—	—
Restricted stock awards	587	275	493	259
ESPP	22	18	25	15
Weighted average common shares - diluted	164,648	178,805	166,958	181,949
Diluted net income per share	$0.04	$0.00	$0.05	$0.06

Potentially dilutive shares of common stock related to share-based payments and warrants are excluded from the diluted net income per share computations when their exercise prices are greater than the average market price of our common stock during the applicable periods as their inclusion would be anti-dilutive.

The following table sets forth potentially dilutive weighted average shares which were excluded from our computation of diluted net income per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Stock options	11,637	3,506	6,533	2,629
Warrants	—	19,975	—	19,975
Restricted stock awards	59	250	39	—
ESPP	—	—	—	—
Total potentially dilutive shares	11,696	23,731	6,572	22,604

12.          COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of other comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Net income	$7,387	$727	$9,072	$10,031
Unrealized gain (loss) on investments (1)	(22)	(2,067)	(14)	(2,829)
Foreign currency translation adjustment	(17,797)	17,415	(120,152)	53,662
Other comprehensive income (loss)	(17,819)	15,348	(120,166)	50,833
Comprehensive income (loss)	$(10,432)	$16,075	$(111,094)	$60,864

(1)                                  The unrealized gain (loss) on investments in the above table are net of taxes (benefit) of $12 and $(21) for the comparable three months and $7 and $(16) for the comparable nine months ended February 28, 2009 and February 29, 2008, respectively.

Total accumulated other comprehensive income and its components were as follows (in thousands):

	February 28,	May 31,
	2009	2008
Foreign currency translation adjustment	$(22,621)	$97,531
Unrealized gain on investments	(1)	13
Accumulated other comprehensive income	$(22,622)	$97,544

13.          COMMITMENTS AND CONTINGENCIES

Employment Agreements

We have entered into various employment agreements with certain executives and other employees, which provide for severance payments subject to certain conditions and events.

Indemnification and Guarantee Agreements

We license our software products to customers under end user license agreements and to certain resellers or other business partners under business partner agreements. These agreements generally include certain provisions for indemnifying our customer or business partner against losses, expenses and liabilities from damages that may be awarded against them if our software, or the third-party-owned software we resell, is found to infringe a patent, copyright, trademark or other proprietary right of a third-party. These agreements generally limit our indemnification obligations based on industry-standards and geographical parameters, and give us the right to replace an infringing product. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we believe our internal development processes and other practices limit our exposure under these indemnification provisions. In addition, the invention and nondisclosure agreements signed by our employees assign to us various intellectual property rights. There is no pending litigation for which we are required to provide indemnification under these agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of February 28, 2009.

We enter into services agreements with customers for the implementation of our software. We may also subcontract these services to our business partners. From time to time, we include in these services agreements, certain provisions for indemnifying our customer against losses, expenses and liabilities from these services, including, for example, personal injury or tangible property damage. Lease agreements and other contracts with our vendors may also impose similar indemnification obligations on us for personal injury, tangible property damage or other claims. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general liability and umbrella insurance policies that enable us to recover a portion of certain amounts paid. There is no pending litigation for which we are required to provide indemnification under these agreements. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of February 28, 2009.

We have arrangements with certain subcontractors who perform services for our customers whereby we guarantee the expenses incurred by certain of their employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. Unless otherwise limited in the contract, we would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not significant. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of February 28, 2009.

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

Legal

On May 20, 2008, a putative class action lawsuit was filed against us in the United States District Court for the Southern District of New York on behalf of current and former business, systems, and technical consultants. The suit, Cruz, et. al., v. Lawson Software, Inc. et. al., alleges that we failed to pay overtime wages pursuant to the Fair Labor Standards Act (FSLA) and state law, and alleges violations of state record-keeping requirements. The suit also alleges certain violations of ERISA and unjust enrichment. Relief sought includes back wages, corresponding 401(k) plan credits, liquidated damages, penalties, interest and attorneys’ fees. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.  We successfully moved the case from the United States District Court for the Southern District of New York to the District of Minnesota.  The Minnesota Federal District Court has conditionally certified the case under the FLSA as a collective action and granted our motion to dismiss the two ERISA counts.  Still pending before the Court is our motion to dismiss the Minnesota state law wage and hour claims.

We have accumulated information regarding Intentia customer claims and disputes that arose before our acquisition of Intentia. The initial purchase accounting accrual for these claims and disputes was recorded in fiscal 2006 and was adjusted in fiscal 2007 and 2008 based on thorough reviews of these claims and estimates of our reserve requirements. In the first and second quarters of fiscal 2009, certain of these claims and disputes settled at amounts lower than anticipated and our estimated reserve requirements were reduced by $1.8 million and $0.4 million, respectively.  These reductions in the reserve were recorded in General and administrative expenses in our Consolidated Statements of Operations in the applicable three and six months periods of fiscal 2009, as these reductions occurred outside the periods in which adjustments to such purchase accounting was allowed.  The applicable accrual is recorded at present value and is expected to be consumed through a combination of cash payments, accounts receivable write-offs and free services over the next 12 months. As of February 28, 2009 and May 31, 2008, we had accruals recorded of approximately $2.9 million and $7.4 million, respectively, related to the Intentia disputes that arose before the acquisition. We expense our defense costs during the period incurred. If the aggregate judgments exceed the fair value estimates established as part of the purchase price adjustment, the overage would be expensed in the period when such additional amounts become both probable and estimatable.

On September 29, 2008, we received a settlement offer from our insurance carrier related to certain of these pre-merger litigation claims.  We accepted this offer of €1.2 million, approximately $1.6 million.  We recorded the settlement in the second quarter of fiscal 2009 when the funds were received and the $1.6 million is included within our results of operations for the nine month period ended February 28, 2009.

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

IBM Agreement

In fiscal 2005, Lawson and International Business Machines Corporation (IBM) entered into an OEM Software Agreement that was modified in the second quarter of 2006 and again in the third quarter of 2007 and a Master Relationship Agreement (MRA). Under these agreements, we resell our business applications in conjunction with IBM’s open standards-based software, and the companies jointly market these software solutions. The MRA governs the joint marketing activities and was modified in August 2008 for a new three-year term.  During the term of the modified OEM Software Agreement, we pay royalties to IBM for the licensing of IBM programs to each applicable existing and new Lawson customer, and pay IBM annual maintenance fees for each applicable Lawson customer.  The modified OEM Software Agreement had an initial term of three years, commencing September 2005.  We have extended the agreement to September 2011. As of February 28, 2009, we have fulfilled our minimum quarterly and annual royalty commitments under the initial agreement.  The August 2008 modification to the agreement does not include any minimum royalty commitments.

Symphony Agreement

In May 2005, former Intentia entered into a Master Offshoring Agreement (the “Agreement”) with Symphony Service Corp., referred to as Symphony Services, an affiliate of Symphony Technology Group, LLC (a shareholder of Lawson), and Symphony Technology II-A,L.P., pursuant to which Symphony Services agreed to provide Intentia both product development and customer support resources for an initial five year term.  The Agreement was not affected by Lawson’s business combination with Intentia in April 2006.  Under terms of the Agreement, we were contractually obligated to pay for a stated minimum level of resources employed for the first three years of the Agreement, after which either party may terminate the Agreement by delivery of a six-month advanced written notification.  On March 24, 2009, we notified Symphony Services of our election to terminate the Agreement, effective six months after Symphony Services’ receipt of that notice (September 25, 2009).  If we elect to purchase additional offshore services from Symphony Services after that time, we would do so at rates no less favorable to Lawson than the rates for comparable services from an unaffiliated third party.  Romesh Wadhwani is a member of the Board of Directors of Lawson and is a partner of Symphony Technology Group, LLC.

14.          SEGMENT AND GEOGRAPHIC AREAS

We currently view our operations and manage our business as one reportable segment, the development and marketing of computer software and related services including consulting and maintenance and customer support. Factors used to identify our single operating segment include the financial information available for evaluation by our chief operating decision maker in making decisions about how to allocate resources and assess performance.  In fiscal 2009, we continued to integrate the operations that support the Intentia M3 products and the legacy Lawson S3 products under one leadership structure in an effort to achieve greater operational scale and leverage costs with our acquisition of Intentia. As a result, the financial information utilized to evaluate our business operations for fiscal 2009 combines M3 and S3 initiatives for all vertical markets for product sales, consulting services and maintenance and customer support. We market our products and services through our offices in the U.S. and our wholly-owned branches and subsidiaries operating in the Americas, EMEA, and APAC.

The following table presents our revenues summarized by geographic region for the periods indicated (in thousands):

Three Months Ended

	Geographic Region
	Americas	APAC	EMEA	Total
February 28, 2009
License fees	$15,814	$1,268	$7,799	$24,881

Maintenance	57,506	2,686	25,614	85,806
Consulting	30,216	2,896	30,049	63,161
Services revenues	87,722	5,582	55,663	148,967
Total revenues	$103,536	$6,850	$63,462	$173,848

February 29, 2008
License fees	$15,347	$2,253	$14,384	$31,984

Maintenance	54,564	2,558	27,508	84,630
Consulting	37,238	3,757	55,278	96,273
Services revenues	91,802	6,315	82,786	180,903
Total revenues	$107,149	$8,568	$97,170	$212,887

Nine Months Ended

	Geographic Region
	Americas	APAC	EMEA	Total
February 28, 2009
License fees	$45,096	$4,668	$26,303	$76,067

Maintenance	172,693	8,647	83,658	264,998
Consulting	104,836	10,259	114,961	230,056
Services revenues	277,529	18,906	198,619	495,054
Total revenues	$322,625	$23,574	$224,922	$571,121

February 29, 2008
License fees	$47,538	$5,808	$37,088	$90,434

Maintenance	161,250	6,878	79,721	247,849
Consulting	115,981	10,818	153,815	280,614
Services revenues	277,231	17,696	233,536	528,463
Total revenues	$324,769	$23,504	$270,624	$618,897

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region (in thousands):

	Geographic Region
	Americas	APAC	EMEA	Total
As of February 28, 2009	$30,455	$6,344	$10,141	$46,940
As of May 31, 2008	$18,608	$8,548	$17,888	$45,044

The following table sets forth our revenues and long-lived tangible assets by country for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
Revenues (1)	2009	2008	2009	2008
United States	$101,321	$103,759	$315,534	$315,243
Sweden	17,094	29,110	63,899	80,157
All other countries (2)	55,433	80,018	191,688	223,497
Total revenues	$173,848	$212,887	$571,121	$618,897

	As of
	February 28,	May 31,
Long-lived tangible assets	2009	2008
United States	$30,414	$18,530
Sweden	6,264	11,551
Philippines	5,344	6,989
All other countries (2)	4,918	7,974
Total long-lived tangible assets	$46,940	$45,044

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

During the third quarter of fiscal 2009 ended February 28, 2009, we did not repurchase any shares of our common stock under the share repurchase program.  During the first quarter of fiscal 2009 we purchased 11.5 million shares through an accelerated share repurchase transaction (the ASR) that we entered into with Lehman OTC on July 15, 2008.  Pursuant to the ASR transaction, we were to repurchase a variable number of shares of our outstanding common stock from Lehman OTC for $100.0 million.  The final per share purchase price and the total number of shares to be repurchased under the ASR transaction was to be based generally on the volume-weighted average price of Lawson’s common stock during the term of the agreement.  The average price per share of the shares purchased under the ASR transaction was $7.93, which was inclusive of $9.1 million held in our segregated brokerage account at Lehman OTC.

Lehman OTC delivered 11.5 million shares of our common stock to us through August 7, 2008.  Under the agreement, Lehman OTC was obligated to deliver additional shares to us at maturity of the transaction based on the final per share purchase price and the total number of shares repurchased as determined primarily by the volume-weighted average price of our common stock during the term of the agreement.  The agreement further required that Lehman post cash collateral to a segregated brokerage account in our name in an amount equal to the value of the additional shares, or net cash, due to us if the ASR were terminated as of the current date. Upon an event of default by Lehman OTC, pursuant to our rights under the ASR, we issued a notice of default to Lehman OTC on September 24, 2008 and terminated the ASR agreement and requested the distribution of all $9.1 million of funds held in our segregated brokerage account at Lehman Brothers.  As of February 28, 2009, we continue to seek the transfer of such funds to a new account in accordance with procedures established by the trustee appointed to oversee the liquidation of Lehman Brothers.  We believe these funds are free credit balances that we are entitled to withdraw from our segregated brokerage account.  As of the date of this filing we had not yet received these funds, but have recorded them as restricted cash on our Condensed Consolidated Balance Sheet as of February 28, 2009.  We believe that we are entitled to receive an additional

$1.9 million from Lehman OTC pursuant to the terms of the ASR agreement related to additional cash collateral that should have been posted to our segregated brokerage account.  Lehman OTC failed to post that $1.9 million amount to our segregated brokerage account.  We do not know if the bankruptcy trustee will allow our $1.9 million claim for that amount.  If the bankruptcy trustee allows our claim, collection of all or any portion of the $1.9 million is uncertain because that claim is not secured by any collateral or segregated account.  We bear no risk related to the 11.5 million shares repurchased under the ASR.

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

From inception of the repurchase program through February 28, 2009, we used $251.4 million to repurchase 29.4 million shares at an average price of $8.54 per share. The repurchased shares are recorded as treasury stock and result in a reduction to our stockholders equity. The shares will be used for general corporate purposes. As of February 28, 2009, the maximum dollar value of shares that may yet be purchased under this program was $148.6 million.

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

Management Overview

Lawson Software, Inc. is a global provider of enterprise software.  We provide business application software, consulting and maintenance to customers primarily in the services sector, trade industries and manufacturing/distribution sectors. In the manufacturing sector we serve both process manufacturing and discrete manufacturing. In the service sector we serve both asset-intensive and labor-intensive services. We currently operate as one business segment focused on broad sectors. We specialize in specific markets including healthcare, public sector in the U.S., food, fashion, wholesale distribution, equipment services and rental, and manufacturing (our targeted industries).  Our software includes enterprise financial management, human capital management, business intelligence, asset management, enterprise performance management, supply chain management, service management, manufacturing operations, business project management and industry-tailored applications. Our applications help automate and integrate critical business processes, which enables our customers to collaborate with their partners, suppliers and employees. We support our customers’ use of our applications through consulting services which primarily help our customers implement their Lawson applications, and through our maintenance program that provides on-going support and product updates for our customers’ continued use of our applications.

Our enterprise software solutions focus on providing competitive advantages and business flexibility to our customers.  Lawson’s solutions fall within three main product lines and include related maintenance and consulting services.  Our product lines are referred to as “Lawson S3 Enterprise Management System,”  “Lawson M3 Enterprise Management System,” and “Lawson Strategic Human Capital Management” with many of the solutions in each product line having broad, cross-industry application. Our S3 solutions consist of business applications designed for services oriented industries. Our M3 solutions consist of applications that are geared for manufacturing, distribution and trade businesses who face resource constraints and whose processes are often complex and industry-specific, and our Strategic Human Capital Management applications provide solutions for customers to strategically manage their workforce.

The financial market crisis has continued to disrupt credit and equity markets worldwide and has lead to continued weakening in the global economic environment during the third quarter of fiscal 2009.  The affect of the continued weakening of the global economy and the fallout from the financial market crisis has been a challenge for our license contracting and demand for our services in the third quarter and will continue to be so for the remainder of our fiscal 2009. Beginning in the second quarter of fiscal 2009 some prospective and existing customers began canceling, delaying or downsizing software purchases and implementation projects because of the adverse economy and their internal budget constraints.  The adverse economic environment has also intensified the difficulty of forecasting software license and consulting services revenue. A decrease in licensing activity will typically lead to a decrease in services revenue in the same or subsequent quarters.  Lower licensing activity will also lower new maintenance revenue since maintenance fees for new product licenses are based on the amount of associated license fees.  In response to this challenging economic environment, we have taken actions in November 2008 and February 2009 to reduce our headcount and lower expenses and are considering possible future actions to reduce our operating costs.  We continue to monitor the economic situation, the business environment and our outlook for our full fiscal year.

Revenues for the three and nine months ended February 28, 2009 were $173.8 million and $571.1 million, respectively, down 18.3% and 7.7% compared to $212.9 million and $618.9 million in the similar periods of fiscal 2008.  The continued global economic downturn has significantly affected software and information technology spending and as a result has negatively impacted our revenues.  Revenues in all our geographic regions were down for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.  For the comparable nine month periods, revenues in the Americas and EMEA were down while our APAC region’s revenues were flat. Our EMEA region experienced the largest decreases of 34.7% and 16.9%, respectively, for the comparable three and nine month periods of fiscal 2009 and 2008.  Maintenance revenues for the third quarter of fiscal 2009 were up 1.4% over the third quarter of last year and increased 6.9% in the nine month period of fiscal 2009 compared to fiscal 2008.  These increases were offset by a 22.2% and 15.9% decrease in our third quarter and year-to-date fiscal 2009 license fees revenues primarily relating to a decrease in M3 sales in our EMEA region.  In addition, our consulting revenues decreased 34.4% and 18.0% in the third quarter and first nine months of fiscal 2009 compared to the similar periods last year.  The Americas accounted for approximately 59.6% of our total revenues in the third quarter of fiscal 2009.  Our EMEA region accounted for 36.5% of total revenues in the third quarter of fiscal 2009 with the remaining 3.9% originating in APAC.  In the fiscal 2009 year-to-date period, the Americas, EMEA and APAC regions accounted for 56.5%, 39.4% and 4.1% of total revenues, respectively.  Total gross margin as a percent of revenues for the third quarter of fiscal 2009 increased to 52.5% compared to 52.0% in the third quarter of fiscal 2008 and improved to 51.9% in the first nine months of fiscal 2009 as compared to 51.0% in the similar period last year.  We experienced improved margins on license fees revenues and maintenance which were offset in part by significantly lower consulting margins. Operating expenses decreased $17.9 million, or 19.0%, in the third quarter of fiscal 2009 from the third quarter of last year.  For the first nine months of fiscal 2009, operating expenses decreased $17.6 million, or 6.3%, as compared to the similar period last year.  As a percent of revenues, operating expenses for the third quarter improved to 43.9% compared to 44.3% in last year’s third quarter and were up slightly at 46.3% in the nine month period of fiscal 2009 compared to 45.6% in the comparable period of fiscal 2008.

Our results for the three and nine months ended February 28, 2009 include restructuring charges of approximately $3.5 million and $11.0 million, respectively, primarily relating to the cost reduction actions we announced on November 18, 2008.  In response to the continued uncertainty in the global economic environment, we implemented a restructuring plan over the second and third quarter of fiscal 2009 that included the elimination of approximately 300 employees, or 7.0% of our global workforce, and the closing of two of our leased facilities. See Note 3, Restructuring, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q, for more information.  In addition, we have reduced our discretionary spending while preserving targeted investments that we believe will enable Lawson’s long-term growth and increase our operational efficiencies.

A significant portion of our business is in currencies other than the U.S. dollar, particularly the Swedish Kroner (SEK) and the Euro.  Our revenues and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  Since the acquisition of Intentia in April 2006, the U.S. dollar has generally weakened against the SEK and Euro.  However, during fiscal 2009, mainly the second quarter, foreign currency exchange rates were extremely volatile and the U.S. dollar strengthened significantly against most major currencies. U.S. dollar exchange rates improved 11.0% relative to the SEK during the third quarter of fiscal 2009.  While the Euro exchange rates were relatively flat compared to the second quarter of fiscal 2009, fluctuations during the quarter affected our third quarter results.  Year-to-date the U.S. dollar exchange rates relative to the SEK and Euro have improved 50.3% and 22.5%, respectively.  Improvements in the U.S. dollar to SEK and Euro exchange rates have the effect of reducing our revenues but also reducing our operating expenses denominated in currencies other the U.S. dollar.

The strengthening of the U.S. dollar during our third quarter ended February 28, 2009, had a negative impact on our revenues of approximately $20.1 million, or 8.5%, of the decline in revenues, as compared to the third quarter last year.  This primarily affected our EMEA region resulting in a negative impact on EMEA’s license fee, maintenance and consulting revenues of 13.8%, 20.6% and 12.5%, respectively, as compared to the third quarter last year.  Excluding the effect of currency fluctuations, our total revenues were down approximately $18.9 million, or 9.8%, as compared to the third quarter last year.  Together, these resulted in a total decrease in revenues during the third quarter of $39.0 million as compared to the similar period last year.  The currency fluctuations also had the effect of decreasing our total costs and operating expenses, as reported in U.S. dollars, by approximately $20.6 million, this is in addition to a decrease in total expenses of $17.0 million excluding the effect of currency fluctuations resulting in a total reported decrease of $37.6 million in the third quarter of fiscal 2009 as compared to the similar period last year.  Foreign currency exchange rates had a minimal impact on our third quarter net income.

Year-to-date fiscal 2009, currency fluctuations had a negative impact of approximately $21.1 million on revenues or 3.2% of the decline in revenues for the nine months ended February 28, 2009.  Excluding the effect of currency fluctuations, our total revenues decreased approximately $26.7 million, or 4.5%, for the nine months ended February 28, 2009, as compared to the similar period last year.  These decreases account for the total decrease in revenues of $47.8 million in the comparable nine month periods of fiscal 2009 and 2008.  Total costs and expenses decreased by approximately $20.8 million as a result of currency fluctuations and on a constant currency basis, total expenses decreased $25.3 million for a total decrease of approximately $46.1 million for the nine months ended February 28, 2009, as compared to the similar period last year.  The effect of foreign currency on basic and diluted earnings for the nine months ended February 28, 2009, was less than $0.01 per share.

For financial results denominated in a currency other than the U.S. Dollar, we calculate constant currency changes by converting the prior period financial results at the exchange rates applicable to current periods.  We believe these constant currency changes provide additional insight into our business performance during the applicable reporting periods exclusive of the effects of foreign currency exchange rate fluctuations, and should be considered in addition to, and not as a substitute for the actual changes in revenues, expenses, income or other financial measures presented in this Quarterly Report on Form 10-Q.

During the second quarter of fiscal 2009 the price of our common stock was significantly impacted by the volatility in the U.S. equity markets.  The price of Lawson’s common stock reached a low of $2.71 during the second quarter of fiscal 2009; a condition that was not sustained for an extended period of time as Lawson’s common stock closed below $3.00 per share for only two consecutive days in mid-November as the financial crisis intensified.  This volatility has continued during the third quarter of fiscal 2009 and the price of Lawson’s common stock traded at prices between $3.33 and $5.31 during the third quarter and closed above $4.00 per share on most trading days during the third quarter.  Our common stock price closed at $3.84 on February 27, 2009.  Accordingly, our market capitalization as of February 28, 2009, the end of our third quarter of fiscal 2009, was $627.3 million exceeding the carrying value of our consolidated net assets of $549.7 million by $77.6 million.  Since February 28, 2009 our common stock has traded between $3.40 and $4.75, resulting in a level of market capitalization such that we continue to believe there is no indication of potential goodwill impairment requiring interim testing under SFAS 142.  See Note 6, Goodwill and Intangible Assets, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q, for more information.  However, due to the ongoing uncertainty in market conditions, which may negatively impact our market capitalization, we will continue to monitor and evaluate the carrying value of our goodwill.

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

Results of Operations

We generated net income of $7.4 million in the third quarter of fiscal 2009 as compared to net income of $0.7 million in the third quarter of fiscal 2008.  Net income per diluted share was $0.04 in the third quarter of fiscal 2009 compared to $0.00 per diluted share in the third quarter last year.  For the first nine months of fiscal 2009 we reported net income of $9.1 million or $0.05 per diluted share, as compared to $10.0 million, or $0.06 per share, in the similar period last year.

The following table sets forth certain line items in our Condensed Consolidated Statements of Operations as a percentage of total revenues for the periods indicated, the period-over-period percent actual increase (decrease) and the period-over-period percent increase (decrease) on a constant currency basis:

	Percentage of Total Revenue		Quarterly Change Fiscal 2009 vs. 2008		Percentage of Total Revenue		Year-to-Date Change Fiscal 2009 vs. 2008
	Three Months Ended		Percent Change		Nine Months Ended		Percent Change
	February 28, 2009	February 29, 2008	Actual	Constant Currency	February 28, 2009	February 29, 2008	Actual	Constant Currency
Revenues:
License fees	14.3%	15.0%	(22.2)%	(13.7)%	13.3%	14.6%	(15.9)%	(12.1)%
Maintenance	49.4	39.8	1.4	8.4	46.4	40.0	6.9	9.2
Consulting	36.3	45.2	(34.4)	(25.6)	40.3	45.4	(18.0)	(14.3)
Total revenues	100.0	100.0	(18.3)	(9.8)	100.0	100.0	(7.7)	(4.5)

Cost of revenues:
Cost of license fees	2.8	3.2	(28.0)	(23.2)	2.9	3.3	(16.3)	(15.9)
Cost of maintenance	8.5	7.7	(9.6)	0.7	8.6	7.9	0.4	3.7
Cost of consulting	36.2	37.1	(20.5)	(9.5)	36.6	37.8	(10.8)	(6.8)
Total cost of revenues	47.5	48.0	(19.2)	(8.8)	48.1	49.0	(9.4)	(5.7)
Gross profit	52.5	52.0	(17.5)	(10.7)	51.9	51.0	(6.1)	(3.3)

Operating expenses:
Research and development	10.5	10.4	(18.1)	(8.3)	11.0	9.9	2.3	7.2
Sales and marketing	19.6	22.2	(27.6)	(20.7)	21.7	22.3	(10.2)	(7.2)
General and administrative	10.7	10.0	(13.3)	(4.7)	10.5	11.8	(17.8)	(16.4)
Restructuring	2.0	—	*NM	*NM	1.9	—	*NM	*NM
Amortization of acquired intangibles	1.1	1.7	(46.5)	(37.4)	1.2	1.6	(31.9)	(28.9)
Total operating expenses	43.9	44.3	(19.0)	(10.5)	46.3	45.6	(6.3)	(3.2)

Operating income	8.6	7.7	(9.1)	(11.7)	5.6	5.4	(4.9)	(4.1)
Total other income (expense), net	(0.5)	(2.7)	(86.0)	(113.4)	0.1	(0.3)	*NM	*NM
Income before income taxes	8.1	5.0	33.0	30.1	5.7	5.1	2.0	4.9
Provision for income taxes	3.9	4.7	(32.0)	(30.0)	4.1	3.5	7.4	9.1
Net income	4.2%	0.3%	916.1%	495.4%	1.6%	1.6%	(9.6)%	(4.5)%

*                 NM Percentage not meaningful

The discussion that follows relates to our results of operations for the comparable three and nine months periods ended February 28, 2009 and February 29, 2008 and should be read in conjunction with the accompanying unaudited Condensed Consolidated Financials Statements and related notes and with the information presented in the above table.  This analysis addresses the actual changes in the current quarter and year-to-date periods’ results compared to the similar periods last year.  For changes excluding the impact of foreign currency fluctuations, see the constant currency percentages in the above table.

Revenues

	Three Months Ended		Quarterly Change
	February 28,	February 29,	Fiscal 2009 vs. 2008
(in thousands)	2009	2008	Dollars	Percent

Revenues:
License fees	$24,881	$31,984	$(7,103)	(22.2)%
Maintenance	85,806	84,630	1,176	1.4
Consulting	63,161	96,273	(33,112)	(34.4)
Total revenues	$173,848	$212,887	$(39,039)	(18.3)%

	Nine Months Ended		Year-to-Date Change
	February 28,	February 29,	Fiscal 2009 vs. 2008
(in thousands)	2009	2008	Dollars	Percent

Revenues:
License fees	$76,067	$90,434	$(14,367)	(15.9)%
Maintenance	264,998	247,849	17,149	6.9
Consulting	230,056	280,614	(50,558)	(18.0)
Total revenues	$571,121	$618,897	$(47,776)	(7.7)%

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

We recognize revenues pursuant to specific and detailed guidelines applicable to the software industry. License fees revenues from end-users are generally recognized when the software product has been shipped provided a non-cancelable license agreement has been signed; there are no uncertainties surrounding product acceptance; the fees are fixed or determinable and collection of the related receivable is considered probable. If the fee due from the customer is not fixed or determinable, or includes extended payment terms, revenue is deferred and recognized as payments become due and all other conditions for revenue recognition have been satisfied. Revenues from customer maintenance and support contracts are deferred and recognized ratably over the term of the agreements. Revenues from consulting services (including training and implementation services) are recognized as services are provided to customers. See Critical Accounting Policies and Estimate - Revenue Recognition, in our Annual Report on Form 10-K for the year ended May 31, 2008, for a more complete description of our revenue recognition policy.

Third quarter fiscal 2009 total revenues decreased 18.3% to $173.8 million as compared to $212.9 million in the third quarter of fiscal 2008.  The decrease was driven by a 34.4% decrease in consulting revenues and a 22.2% decrease in license fees.  These decreases were partially offset by a 1.4% increase in our maintenance revenues. For the nine month period ended February 28, 2009, total revenues decreased 7.7% to $571.1 million as compared to $618.9 million in the similar period last year.  The decrease was driven by an 18.0% decrease in consulting revenues and a 15.9% decrease in license fees, which were partially offset by a 6.9% increase in our maintenance revenues.

License Fees.  Our license fees primarily consist of fees resulting from products licensed to customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

License fees revenues for the third quarter of fiscal 2009 decreased $7.1 million, or 22.2%, compared to the third quarter of fiscal 2008. The continued global economic downturn negatively impacted our license fees revenues in the third quarter primarily in our EMEA region which was down approximately $6.6 million compared to the third quarter of last year.  This related to decreased sales of our M3 solutions in manufacturing related verticals.  License fees revenues in our APAC region were also down $1.0 million compared to the third quarter of last year, primarily related to decreased M3 licensing.  Our Americas region’s license fees revenues were up $0.5 million in the third quarter as compared to the third quarter of last year as increased license revenues in our healthcare and equipment services management and rental verticals offset decreased license revenues related to other service industries. The total number of licensing transactions decreased in the third quarter of fiscal 2009 by 83 to 234 as compared to 317 in the third quarter of fiscal 2008.  The number of licensing transactions with new customers in the current quarter was 22 compared to 27 in last year’s third quarter. In the third quarter of fiscal 2009, we entered into nine license transactions between $0.5 million and $1.0 million compared to 13 in the similar period last year.  We entered into one licensing transaction greater than $1.0 million in the current quarter compared to two in the third quarter of fiscal 2008.

For the first nine months of fiscal 2009, license fees revenues decreased $14.4 million, or 15.9%, compared to the first nine months of fiscal 2008. As previously discussed, the weakening global economic environment negatively affected our year-to-date license fees revenues.  This decrease in license fees revenues was experienced in all of our geographies with EMEA, the Americas, and APAC down approximately $10.8 million, $2.4 million and $1.1 million, respectively.  The EMEA decrease of 29.1% was due to lower sales of our M3 solutions in manufacturing related verticals.  The America’s decrease was primarily related to lower M3 license fees in our manufacturing vertical, partially due to a large transaction recorded in the comparable period last year and decreased license fees in other services industries which were somewhat offset by increased license fees revenues related to our equipment services management and rental and healthcare verticals. The decrease in APAC license fees revenues in the nine month period was primarily related to decreased M3 licenses.  The total number of licensing transactions decreased in the nine month period by 236 to 706 as compared to 942 in the first nine months of fiscal 2008.  The number of licensing transactions with new customers was 70 compared to 91 last year. We entered into 27 and 25 license transactions between $0.5 million and $1.0 million in the first nine months of fiscal 2009 and 2008, respectively. We entered into four licensing transaction greater than $1.0 million in the current nine month period compared to 10 in the similar period last year.

Maintenance.  Our maintenance revenues represent the ratable recognition of fees to enroll and renew licensed products in our maintenance programs. These programs entitle our customers to product enhancements, technical support services, and on-going compatibility with third-party operating systems, databases and hardware. These fees are typically charged annually and are based on the license fees initially paid by the customer. Maintenance revenues can fluctuate based on the number and timing of new license contracts, renewal rates and price increases.

Maintenance revenues for the third quarter of fiscal 2009 increased $1.2 million, or 1.4%, compared to the fiscal 2008 third quarter. For the first nine months of fiscal 2009, Maintenance revenues increased $17.1 million, or 6.9%, compared to the similar period of fiscal 2008.  These increases were primarily driven by annual maintenance agreement renewals with associated price increases; the continued migration of our customers, primarily in our EMEA region, to new Lawson Bronze or Silver maintenance agreements; as well as maintenance agreements associated with new customers.  Our Lawson Bronze and Lawson Silver maintenance agreements are comprehensive customer care programs which include, among other things, software upgrades, updates, corrections, access to our support centers and tools, regulatory changes and various other customer support deliverables.

Consulting.  Our consulting revenues consist of services related to software installations, software implementations, customized development and training services for customers who have licensed our products. Consulting revenues have historically, and through the first quarter of fiscal 2009, included revenues associated with our hardware business.  As of August 2008, we have exited the hardware business, which represented a non-core component of our business, to better concentrate our efforts on providing our solutions and related services to our targeted industries.

For the third quarter of fiscal 2009 consulting revenues decreased $33.1 million, or 34.4%, compared to the third quarter of fiscal 2008.  Consulting revenues for the first nine months of fiscal 2009 decreased $50.6 million, or 18.0%, compared to the first nine months of fiscal 2008.  These decreases were primarily a result of the lower licensing activity in fiscal 2009 compared to last year, for both new and existing customers, leading to lower utilization and a lower number of billable consultants.  In addition to lower demand, consulting revenues were negatively impacted by some deferrals of existing customer projects and execution issues in our EMEA region which also resulted in lower utilization.  These decreases in consulting revenues were experienced in all our geographies with our EMEA region showing the largest decreases of $25.2 million, or 45.6%, and $38.9 million, or 25.3%, in the comparable three and nine month periods of fiscal 2009 and 2008, respectively.  In addition, hardware revenues decreased $3.2 in the third quarter of fiscal 2009 compared to the third quarter last year and decreased $5.5 million in the comparable nine month periods.  The decreases in hardware revenues were the result of exiting this non-core component of our business during the first quarter of fiscal 2009.

Deferred Revenue.  Certain of our revenues are deferred when all conditions of revenue recognition have not been met.  Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements, maintenance contracts and certain consulting arrangements as discussed above.  We had total deferred revenues of $201.0 million at February 28, 2009 compared to $312.6 million at May 31, 2008.

The following table sets forth the components of deferred revenue (in thousands):

	February 28, 2009	May 31, 2008
License fees	$50,276	$54,555
Maintenance	136,981	240,704
Consulting	13,700	17,347
Total deferred revenue	200,957	312,606
Less current portion	(187,435)	(298,509)
Deferred revenue - non-current	$13,522	$14,097

The decrease in total deferred revenue at February 28, 2009 as compared to May 31, 2008 was primarily due to the decrease in deferred maintenance revenue.  This decrease relates to the timing of our maintenance billings as our renewal dates for our EMEA and Americas regions occur in the third and fourth quarters, respectively, with revenue being recognized ratably over the applicable service period.

Cost of Revenues

	Three Months Ended		Quarterly Change
	February 28,	February 29,	Fiscal 2009 vs. 2008
(in thousands)	2009	2008	Dollars	Percent

Cost of revenues:
Cost of license fees	$4,872	$6,767	$(1,895)	(28.0)%
Cost of maintenance	14,810	16,389	(1,579)	(9.6)
Cost of consulting	62,871	79,046	(16,175)	(20.5)
Total cost of revenues	$82,553	$102,202	$(19,649)	(19.2)%

Gross profit:
License fees	$20,009	$25,217	$(5,208)	(20.7)%
Maintenance	70,996	68,241	2,755	4.0
Consulting	290	17,227	(16,937)	(98.3)
Total gross profit	$91,295	$110,685	$(19,390)	(17.5)%

Gross margin %:
License fees	80.4%	78.8%
Maintenance	82.7%	80.6%
Consulting	0.5%	17.9%
Total gross margin %	52.5%	52.0%

	Nine Months Ended		Year-to-Date Change
	February 28,	February 29,	Fiscal 2009 vs. 2008
(in thousands)	2009	2008	Dollars	Percent

Cost of revenues:
Cost of license fees	$16,852	$20,136	$(3,284)	(16.3)%
Cost of maintenance	49,057	48,879	178	0.4
Cost of consulting	209,028	234,427	(25,399)	(10.8)
Total cost of revenues	$274,937	$303,442	$(28,505)	(9.4)%

Gross profit:
License fees	$59,215	$70,298	$(11,083)	(15.8)%
Maintenance	215,941	198,970	16,971	8.5
Consulting	21,028	46,187	(25,159)	(54.5)
Total gross profit	$296,184	$315,455	$(19,271)	(6.1)%

Gross margin %:
License fees	77.8%	77.7%
Maintenance	81.5%	80.3%
Consulting	9.1%	16.5%
Total gross margin %	51.9%	51.0%

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

During the third quarter of fiscal 2009, cost of license fees decreased $1.9 million, or 28.0%, when compared to the third quarter of fiscal 2008.  This decrease in the cost of license fees was primarily driven by our lower volume of license fees revenues recognized in the quarter resulting in decreased third party royalty fees.  In addition, amortization expenses related to our acquired intellectual property also decreased in the current quarter as compared to the similar period last year.  Fiscal 2009 third quarter license fees gross margin improved to 80.4% as compared to 78.8% in the third quarter of fiscal 2008 primarily due to the mix of products sold in the quarter resulting in lower third party royalty fees.

Cost of License Fees decreased $3.3 million, or 16.3%, for the first nine months of fiscal 2009 compared to the similar period in fiscal 2008.  This decrease is primarily due to a decrease in third party royalty fees driven by the mix of products sold in period and a decrease in amortization expenses related to our acquired intellectual property.  These decreases were partially offset by additional deferred third-party costs recognized in the current year-to-date period related to prior period revenue. See Note 1, Nature of Business and Basis of Presentation — Year-to-Date Fiscal 2009 Results of Operations, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q, for more information.  License fees gross margin for the first nine months of fiscal 2009 was relatively flat at 77.8% compared to 77.7% in the similar nine month period of last year.

Cost of Maintenance.  Cost of maintenance includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products, the overhead costs of providing support services to customers and intangible asset amortization on support contracts.

Cost of maintenance for the third quarter of fiscal 2009 decreased $1.6 million, or 9.6%, compared to the third quarter of fiscal 2008.  The decrease was primarily attributable to a $0.9 million decrease in third-party costs as well as a net $0.9 million decrease in employee-related costs. These decreases were somewhat offset by an increase in information technology and other infrastructure allocations as a result of increased support headcount. Maintenance gross margin for the third quarter of fiscal 2009 was 82.7%, up from 80.6% in the third quarter of fiscal 2008 as a result of the increase in maintenance revenues recognized in the quarter along with the decrease in costs.

Cost of maintenance for the first nine months of fiscal 2009 increased $0.2 million, or 0.4%, compared to the first nine months of fiscal 2008.  This increase was primarily due a $1.3 million increase in information technology and other infrastructure allocations, mostly offset by a $0.6 million decrease in amortization expenses related to our acquired intellectual property and a $0.4 million decrease in third-party costs.  Maintenance gross margin for the first nine months of fiscal 2009 was 81.5%, up from 80.3% in the similar nine month period of last year again the result of the increase in maintenance revenues recognized year-to-date along with the decrease in costs.

Cost of Consulting.  Cost of consulting includes salaries, employee benefits, third-party consulting costs, related travel, and the overhead costs of providing implementation, installation, training and education services to customers. Cost of consulting also includes costs associated with our hardware business which we exited in the first quarter of fiscal 2009.

Cost of consulting decreased $16.2 million, or 20.5%, in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.  This decrease resulted primarily from a $7.6 million decrease in employee-related costs due to lower headcount, a $5.0 million decrease in third-party costs related to our lower volume of consulting revenues in the current quarter and a $1.7 million decrease in billable travel. Hardware costs also decreased $2.1 million as we have exited this non-core business. These decreases were somewhat offset by a $0.6 million increase in costs related to our managed services offerings.  Gross margin on consulting revenues for the third quarter of fiscal 2009 decreased to 0.5% compared to 17.9% for the third quarter last year as our decrease in consulting revenues has outpaced the decrease in our cost of consulting primarily due to the timing of the employee actions taken in conjunction with our restructuring plan announced on November 18, 2008. See Note 3, Restructuring, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q, for more information.    Certain of these actions occurred late in February 2009 and the third quarter fiscal 2009 did not benefit from the reduced headcount.  We anticipate that the restructuring activities’ impact on our cost of consulting will lead to improved margins in the fourth quarter of fiscal 2009 as compared to the third quarter.

For the first nine months of fiscal 2009, cost of consulting decreased $25.4 million, or 10.8%, as compared to the similar period last year.  This decrease was primarily driven by a $9.8 million decrease in third- party costs relating to our lower consulting revenues, a $12.9 million decrease in employee related costs, a $3.5 million decrease in hardware costs associated with exiting our hardware business and a $1.6 million decrease in billable travel. These decreases were somewhat offset by a $1.5 million increase in costs related to our managed services offerings.  Consulting gross margin for the first nine months of fiscal 2009 decreased to 9.1% compared to 16.5% in the similar period last year primarily as a result of our decrease in consulting revenue outpacing the decrease in our cost of consulting again primarily as a result of the timing of the restructuring activities discussed above.

Operating Expenses

	Three Months Ended		Quarterly Change
	February 28,	February 29,	Fiscal 2009 vs. 2008
(in thousands)	2009	2008	Dollars	Percent

Operating expenses:
Research and development	$18,209	$22,231	$(4,022)	(18.1)%
Sales and marketing	34,203	47,271	(13,068)	(27.6)
General and administrative	18,542	21,383	(2,841)	(13.3)
Restructuring	3,534	(137)	3,671	*NM
Amortization of acquired intangibles	1,890	3,531	(1,641)	(46.5)
Total operating expenses	$76,378	$94,279	$(17,901)	(19.0)%

	Nine Months Ended		Year-to-Date Change
	February 28,	February 29,	Fiscal 2009 vs. 2008
(in thousands)	2009	2008	Dollars	Percent

Operating expenses:
Research and development	$62,669	$61,249	$1,420	2.3%
Sales and marketing	123,680	137,776	(14,096)	(10.2)
General and administrative	59,996	72,945	(12,949)	(17.8)
Restructuring	11,020	(202)	11,222	*NM
Amortization of acquired intangibles	6,875	10,099	(3,224)	(31.9)
Total operating expenses	$264,240	$281,867	$(17,627)	(6.3)%

*      NM Percentage not meaningful

Research and Development.  Research and development expenses consist primarily of salaries, employee benefits, related overhead costs, and consulting fees associated with product development, enhancements and upgrades provided to existing customers under maintenance plans and to new customers, testing, quality assurance and documentation.

For the third quarter of fiscal 2009, research and development expenses decreased $4.0 million, or 18.1%, compared to the third quarter of last year.  This decrease was primarily the result of a net decrease in employee-related costs of $3.8 million due to the impact of reduced onshore headcount, and a $0.4 million decrease in third party costs.

Research and development increased $1.4 million, or 2.3%, for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008.  This increase was primarily due to a net increase of $0.7 million in employee related costs and a $2.6 million increase in information technology and other infrastructure cost allocations driven by higher off-shore headcount.  These year-to-date increases were partially offset by a $1.3 million decrease in third party costs.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel and overhead costs related to our sales and marketing personnel, as well as trade show activities, advertising costs and other costs associated with our marketing activities.

Sales and marketing expenses for the third quarter of fiscal 2009 decreased $13.1 million, or 27.6%, compared to the third quarter of fiscal 2008. This decrease was primarily due to an $11.9 million reduction in employee-related costs as a result of lower headcount and decreased sales incentive compensation due to lower license contracting in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 and a $1.7 million decrease in marketing programs in the current quarter.

Sales and marketing expenses decreased $14.1 million or 10.2% in the first nine months of fiscal 2009 when compared to the similar period in fiscal 2008.  This decrease was primarily the result of a $12.5 million decrease in employee related costs due to lower headcount and decreased sales incentive compensation due to lower license contracting in the current period.  The decrease in employee-related costs is net of the effect of a fourth quarter fiscal 2008 under accrual of sales incentive compensation in EMEA recorded in fiscal 2009. See Note 1, Nature of Business and Basis of Presentation — Year-to-Date Fiscal 2009 Results of Operations, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q, for more information.  In addition, costs incurred for marketing programs decreased $2.9 million in the nine month period.  These decreases were partially offset by a $1.4 million increase related to information technology and other infrastructure allocations.

General and Administrative.  General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees and bad debt expense.  We deem certain of these items to be shared services and accordingly allocate the related expenses to other functional line items within cost of revenues and operating expenses, primarily based on headcount.  These administration allocations have no impact on our overall operating margins for any of the fiscal periods presented.

For the third quarter of fiscal 2009, general and administrative expenses decreased $2.8 million, or 13.3%, compared to the third quarter of fiscal 2008. This decrease was primarily the result of a $3.7 million decrease related to information technology and other infrastructure allocations, a foreign currency translation benefit of $1.7 million in the current quarter, $1.5 million decrease in employee related costs, and a $0.8 million decrease in contractor fees. These decreases were somewhat offset by $3.8 million credit related to a reduction in our pre-merger litigation reserve recorded in the third quarter of fiscal 2008 with no corresponding amount in the current quarter and a $1.1 million increase in bad debt expense.

General and administrative expenses decreased $12.9 million or 17.8% in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008.  The decrease in the nine month period was primarily due to a $5.3 million decrease related to information technology and other infrastructure allocations, a $5.5 million decrease in employee related costs and a $3.2 million decrease in contractor fees as we hired additional permanent finance and accounting personnel over the course of fiscal 2008 for positions previously filled by contractors. These decreases were partially offset by a $1.1 million increase in bad debt expense.

Restructuring.  During the third quarter of fiscal 2009, we recorded restructuring charges of $3.5 million compared to a restructuring accrual reversal of $0.1 million in the third quarter of fiscal 2008.  Year-to-date fiscal 2009 restructuring charges totaled $11.0 million compared to a reversal of $0.2 million in the first nine months of fiscal 2008.  These restructuring charges relate primarily to the restructuring accruals discussed below.

Fiscal 2009 Restructuring.  On November 18, 2008, we announced the implementation of cost reduction measures in light of the current uncertainty in global economic conditions and in light of other operating margin improvement initiatives. These cost reduction initiatives included a restructuring plan which called for the reduction of approximately 200 employees throughout our global workforce and the closing of one leased facility.  This reduction represented approximately 5.0% of our global work force and affected all functional areas of our operations.  We recorded the majority of the restructuring expenses with a pre-tax charge of approximately $7.9 million in the second quarter of fiscal 2009, including $6.1 million for severance and related benefits and $1.8 million for the exit of the leased facility.

We had anticipated a certain level of voluntary attrition that in conjunction with limited hiring and the actions taken under this restructuring plan would result in an estimated 8-10 percent total reduction in our global workforce.  However, we experienced less voluntary attrition than estimated as weakness in the global economy continued through the third quarter of fiscal 2009. Therefore, we took additional actions under the plan during the third quarter, including the reduction of 84 employees, primarily in our services organization, representing approximately 2.0% of our global workforce.  We also exited one additional leased facility under the plan during the third quarter.  These actions resulted in an additional pre-tax charge of approximately $3.7 million recorded in the third quarter of fiscal 2009 including $3.1 million for severance and related benefits and $0.6 million for lease termination fees incurred for the exit of the additional leased facility.  The third quarter charge of $3.7 million together with the charge of $7.9 recorded in the second quarter resulted in a total pre-tax charge related to the plan of approximately $11.6 million; within our original estimated range of between $9.0 and $12.0 million.  In the year-to-date period ended February 28, 2009, we made cash payments of $4.4 million relating to severance and related benefits and $0.5 million related to the exited facilities.  As of February 28, 2009, we had an accrual of $6.3 million for severance and related benefits and the estimated fair value of our liability for the exited facility.  Actions relating to severance were substantially completed by February 28, 2009 with related cash payments expected to continue through December 2009.  Payments related to the exited facilities are expected to continue through November 2011.

As a result of our restructuring plans we have experienced cost savings from the lower facility expenses and reduced headcount related to these actions and expect these savings to continue.  See Note 3, Restructuring, in Notes to the Condensed Consolidated Financial Statements of this Form 10-Q, for further discussion.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles primarily relates to the on-going amortization of intangibles acquired in the Intentia merger as well as other acquisitions.  For the third quarter of fiscal 2009, amortization decreased $1.6 million, or 46.5% as compared to last year’s third quarter.  Amortization of acquired intangibles in the first nine months of fiscal 2009 decreased $3.2 million, or 31.9%, compared to the first nine months of fiscal 2008.  These decreases were primarily due to certain intangibles being fully amortized in fiscal 2008 with no corresponding amounts recorded in the current periods of fiscal 2009 and the amortization of certain intangible assets on an accelerated basis resulting in higher amortization in the three and nine month periods of last year.

Other Income (Expenses), net

Total other income (expense), net, consisting of interest income earned from cash, marketable securities and other investments, interest expense, and other associated costs, was net expense of $0.8 million and $5.8 million for the third quarter of fiscal 2009 and 2008, respectively. The $5.0 million improvement was primarily due to an $8.5 million increase in other income and a $0.2 million decrease in interest expense quarter-over-quarter, which were partially offset by a $3.7 million decrease in interest income.

For the first nine months of fiscal 2009, total other income (expense), net, was net income of $0.4 million compared to net expense of $1.9 million in first nine months of last year. The $2.3 million improvement was primarily due to a $12.8 million change in other income and a decrease of $0.9 million in interest expense, which were partially offset by an $11.4 million decrease in interest income, in the comparable nine month periods.

The increase in third quarter and year-to-date other income was primarily due to the impairment charges we recorded related to our investments in auction rate securities of $8.1 million and $12.3 million in the third quarter and nine month periods of fiscal 2008, respectively.  The year-over-year decreases in our average investment balances and related interest income were the result of our investments in auction rate securities being sold in the first quarter of fiscal 2009, as well as a decrease in our investments in marketable securities during fiscal 2009.  We have transitioned our investments to cash and cash equivalents, primarily treasuries and money market funds, and as a result we have experienced lower yields in the current fiscal periods than in the comparable periods last year.

Provision for Income Taxes

Our quarterly tax expense is measured using an estimated annual effective tax rate for the period.  For the nine month period ended February 28, 2009, our estimated annual global effective tax rate was 62.0% after considering those entities for which no tax benefit from operating losses is expected to occur during the year as a result of such entities requiring a full valuation allowance against current year losses.  We estimate our annual effective tax rate on a quarterly basis and make any necessary changes to adjust the rate for the year-to-date period based upon the annual estimate. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income, changes in the jurisdictional mix of the forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities or impacts from enacted tax law changes.  We identify items which are unusual and non-recurring in nature and treat these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

Our income tax expense for the three and nine months ended February 28, 2009 was $6.7 million and $23.3 million, respectively.  This resulted in an overall effective tax rate of 47.6% for the third quarter of fiscal 2009 and 72.0% for the nine months ended February 28, 2009.  The rate for the current quarter was unfavorably impacted 3.0% for return to provision true-ups and favorably impacted by 5.2% due to the settlement with taxing authorities of an uncertain tax position in a foreign jurisdiction.  The rate for the current quarter was also positively impacted due to the jurisdictional mix of income in the quarter versus the annual forecast.  For the three and nine months ended February 29, 2008, our income tax expense was $9.9 million and $21.7 million, respectively, which resulted in an overall effective tax rate of 93.1% and 68.4% for the respective three and nine month periods.

As of February 28, 2009, we had a liability of approximately $6.1 million for unrecognized tax benefits all of which would affect earnings and the effective tax rate, if recognized.  We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of our income tax expense.  During the three and nine months ended February 28, 2009 we recognized less than $0.1 million and $0.3 million in interest, respectively, and had $0.6 million accrued for the payment of interest at February 28, 2009.  Interest recognized for the three and nine months ended February 29, 2008 was $0.1 million and $0.2 million, respectively.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years ending before May 31, 2004.  A foreign taxing authority commenced an examination of tax returns for periods January 1, 2005 through May 31, 2007 in the fourth quarter of fiscal 2008 that was completed during the quarter ended February 28, 2009.  In addition, there is limited audit activity in certain other jurisdictions.  While we believe we have adequately provided for all tax positions under examination, amounts asserted by taxing authorities could be greater or less than the accrued provision.  We do not anticipate that the adjustments would result in a material change to our financial position nor do we expect the amount of unrecognized tax benefits or cash payments related to these obligations to significantly change over the next 12 months.

Liquidity and Capital Resources

	Nine Months Ended
	February 28,	February 29,
Cash Flow (in thousands)	2009	2008	% Change

Cash used in operating activities	$(42,024)	$(46,185)	(9.0)%
Cash provided by (used in) investing activities	$21,457	$(458)	*NM
Cash used in financing activities	$(88,514)	$(97,266)	(9.0)%

	As of
	February 28,	May 31,
Capital Resources (in thousands)	2009	2008	% Change

Working capital	$204,240	$261,072	(21.8)%
Cash and cash equivalents, marketable securities and short-term investments	$308,238	$485,810	(36.6)%

*      NM Percentage not meaningful

As of February 28, 2009, we had $308.2 million in cash and cash equivalents and $204.2 million in working capital. Our most significant source of operating cash flows is derived from license fees, maintenance and consulting fees related to services provided to our customers. Days sales outstanding (DSO), which is calculated on net trade receivables at period-end divided by revenue for the quarter times 90 days in the quarter, was 74 and 85 as of February 28, 2009 and February 29, 2008, respectively.  The relatively high level of DSO at the end of the third quarters of fiscal 2009 and 2008 is reflective of the cyclical nature of our annual maintenance billings.  Our fiscal third quarter is the largest renewal cycle for our M3 maintenance business with the majority of contracts up for renewal on January 1 each year, with appropriate billings reflected in the quarter.  The year-over-year improvement in our DSO is the result of our continued focus on our global accounts receivable management. Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services, and facilities.

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

Cash Flows from Operating Activities

Net cash used in operating activities in the first nine months of fiscal 2009 was $42.0 million.  Our main uses of cash for the first nine months of fiscal 2009 included $99.3 million in working capital.  The cash uses for working capital purposes included a $107.2 million decrease in our deferred revenue primarily related to the recognition of maintenance revenues over the applicable term of these agreements, $2.3 million related to prepaid expenses and other current assets, a $2.9 million decrease related to income taxes payable/receivable, a $10.9 million decrease in accounts payable and a $7.9 million decrease related to accrued and other liabilities.  These working capital uses of cash were partially offset by our net income of $9.1 million and a $31.8 million decrease in accounts receivable as we collected customer accounts and maintenance billings.  The overall cash used in operating activities excludes the effects of non-cash charges of $30.2 million for depreciation and amortization, $6.3 million related to stock-based compensation, $5.9 million related to deferred income taxes and a $5.8 million provision for estimated warranty costs and doubtful accounts. While operating activities utilized cash during the first nine months of fiscal 2009, we expect to generate positive cash flows in the fourth quarter of fiscal 2009 primarily due to the timing of our maintenance billings.

Cash Flows from Investing Activities

Net cash provided by investing activities was $21.5 million for the nine months ended February 28, 2009.  The sources of cash included $50.7 million in proceeds from the sale of our investments in auction rate securities and the sale or maturity of marketable securities. These sources of cash were somewhat offset by the $20.5 million of cash used to purchase property and equipment primarily investments in our global information technology and business system infrastructure as well as building our off shore capacity, and an $8.7 million increase in restricted cash, primarily due to the $9.1 million held in our segregated brokerage account at Lehman OTC in connection with our accelerated share repurchase transaction.  See Note15, Repurchase of Common Shares and Related Party Transactions, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Cash Flows from Financing Activities

Net cash used for financing activities was $88.5 million for the first nine months of fiscal 2009.  Financing activities for the period were primarily related to the $91.0 million used to repurchase shares of our common stock pursuant to an accelerated share repurchase transaction we entered into as part of our Board authorized share repurchase program in July 2008, $1.2 million used to make principal payments on our long term debt and $0.9 million was used to make payments on our capital lease obligations.  These uses of cash were partially offset by $4.6 million in proceeds from the exercise of stock options and the issuance of shares of our common stock under our ESPP.

Effect of Exchange Rate Changes

For the nine months ended February 28, 2009, as a result of the volatility in foreign exchange rates, primarily in the second quarter, changes in foreign currency exchange rates resulted in a $17.8 million decrease in our cash and cash equivalents. Exchange rate changes increased our cash and cash equivalents by $2.7 million for the nine months ended February 29, 2008.

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

During the third quarter of fiscal 2009 ended February 28, 2009, we did not repurchase any shares of our common stock under the share repurchase program.  During the first quarter of fiscal 2009 we purchased 11.5 million shares through an accelerated share repurchase transaction (the ASR) that we entered into with Lehman Brothers OTC Derivatives Inc.  (Lehman OTC) on July 15, 2008.  Pursuant to the ASR transaction, we were to repurchase a variable number of shares of our outstanding common stock from Lehman OTC for $100.0 million.  The final per share purchase price and the total number of shares to be repurchased under the ASR transaction was to be based generally on the volume-weighted average price of Lawson’s common stock during the term of the agreement.  The average price per share of the shares purchased under the ASR transaction was $7.93, which was inclusive of $9.1 million held in our segregated brokerage account at Lehman OTC.

As discussed in Note 15, Repurchase of Common Shares and Related Party Transactions, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q, Lehman OTC’s bankruptcy filing on October 3, 2008, have impacted our ASR agreement.  Under the ASR agreement, Lehman OTC was obligated to deliver additional shares to us at maturity of the transaction based on the final per share purchase price and the total number of shares repurchased as determined primarily by the volume-weighted average price of our common stock during the term of the agreement.  The agreement further required that Lehman post cash collateral to a segregated brokerage account in our name in an amount equal to the value of the additional shares, or net cash, due to us if the ASR were terminated as of the current date. Upon an event of default by Lehman OTC, pursuant to our rights under the ASR, we issued a notice of default to Lehman OTC on September 24, 2008 and terminated the ASR agreement and requested the distribution of all $9.1 million of funds held in our segregated brokerage account at Lehman Brothers.  As of February 28, 2009, we continue to seek the transfer of such funds to a new account in accordance with procedures established by the trustee appointed to oversee the liquidation of Lehman Brothers.  We believe these funds are free credit balances that we are entitled to withdraw from our segregated brokerage account. As of the date of this filing we had not yet received these funds, but have recorded them as restricted cash on our Condensed Consolidated Balance Sheet as of February 28, 2009.  We believe that we are entitled to receive an additional $1.9 million from Lehman OTC pursuant to the terms of the ASR agreement related to additional cash collateral that should have been posted to our segregated brokerage account.  Lehman OTC failed to post that $1.9 million amount to our segregated brokerage account.  We do not know if the bankruptcy trustee will allow our $1.9 million claim for that amount.  If the bankruptcy trustee allows our claim, collection of all or any portion of the $1.9 million is uncertain because that claim is not secured by any collateral or segregated account.  We bear no risk related to the 11.5 million shares repurchased under the ASR.

From inception of the repurchase program through February 28, 2009, we used $251.4 million to repurchase 29.4 million shares at an average price of $8.54 per share. The repurchased shares are recorded as treasury stock and result in a reduction to our stockholders equity. The shares will be used for general corporate purposes. As of February 28, 2009, the maximum dollar value of shares that may yet be purchased under this program was $148.6 million.

Credit Facilities

We have a credit facility that was entered into by the former Intentia on November 1, 2004 and assumed by Lawson. The facility consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $4.4 million (40.0 million SEK). The facility is collateralized by a corporate letter of guaranty by Lawson Software, Inc. As of February 28, 2009, there were no amounts outstanding under the guarantee line and $4.4 million was available for use.

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

As discussed in Note 9, Long-Term Debt, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q, Lehman Holdings bankruptcy filing on September 15, 2008, Lehman Brothers liquidation on September 19, 2008, and Lehman OTC’s bankruptcy filing on October 3, 2008, have affected the convertible hedge transaction and warrant related to our senior convertible notes.  Lehman Holding is a guarantor of Lehman OTC’s obligations under the convertible note hedge transaction.  The bankruptcy filings of Lehman Holdings, as guarantor under the convertible note hedge transaction, and the bankruptcy filing by Lehman OTC were events of default under the hedge transaction and warrant agreements.  As a result of these defaults we exercised our rights to terminate both the hedge transaction and the warrant transaction on October 10, 2008.  As a result of our termination of the hedge transaction, terms of the original transaction provided us the right to seek recovery from Lehman OTC equal to the termination-date fair value of the common stock option instrument we issued in connection with the hedge transaction. At the time of termination, the instrument ceased being a hedge instrument and was effectively replaced by our claim against Lehman OTC. Accordingly, during the second quarter of fiscal 2009 we recorded this claim against Lehman OTC as an asset.  As a result of our termination of the common stock warrant Lehman OTC purchased from us in connection with the original transaction, Lehman OTC has sought to recover the termination-date fair value of the warrant from us. For financial reporting purposes, we estimated the fair value of this asset and this liability using the Black-Scholes option pricing model and considered the credit risk of Lehman OTC. These terminations resulted in a decrease in stockholders’ equity equal to the net amount of the recorded asset and liability. The fair value of these obligations recorded for financial reporting purposes may differ from the values ultimately determined in various legal proceedings, including actions of the U.S. bankruptcy court. If the ultimate settlement of either of these obligations differs from the recorded amounts, we will be required to recognize any related gain or loss in our results of operations in the period such settlement is known.  As of

February 28, 2009, neither our claim against Lehman OTC nor Lehman OTC’s warrant claim against Lawson has been settled.

The terms of the senior convertible notes and the rights of note holders are not affected by the status of Lehman Holdings or Lehman OTC or by any termination of the hedge transaction or warrant.

Restricted Cash

We had $11.4 million held as restricted cash as of February 28, 2009. $9.6 million and $1.8 million have been classified as current and non-current assets, respectively, on our Condensed Consolidated Balance Sheet.  The current portion relates primarily to the $9.1 million held in our segregated brokerage account at Lehman OTC.  See Note15, Repurchase of Common Shares and Related Party Transactions, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  The remainder of the restricted cash balance relate to various guarantees of our property leases worldwide.

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K for the year ended May 31, 2008, total contractual obligations at May 31, 2008 were $405.6 million not including an estimated FIN 48 impact. The total liability for uncertain tax positions under FIN 48 at February 28, 2009 was $6.1 million. We do not expect the amount of unrecognized tax benefits or cash payments related to these obligations to significantly change over the next 12 months.  See Note 10, Income Taxes, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q, for further discussion.

Off-Balance-Sheet Arrangements

As of February 28, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. We do not use off-balance-sheet arrangements with unconsolidated entities, related parties or other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

We have entered into operating leases for most of our U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of February 28, 2009, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2008 and 2015. Rent expense under operating leases for the third quarter of fiscal 2009 and fiscal 2008 was $7.7 million and $7.7 million, respectively.  For the nine months ended February 28, 2009 and February 29, 2008, rent expense was $22.5 million and $22.8 million, respectively.

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

We do not use forward contracts for trading purposes. We have not designated these derivative contracts as hedge transactions under SFAS 133 and do not use hedge accounting. Our foreign currency forward contracts are generally short term in nature, maturing within 90 days or less. We mark to market all contracts at the end of each reporting period.  These unrealized gains and losses largely offset gains and losses from non-functional currency balance sheet exposures previously recognized and are recorded as an offset to such gains and losses in general and administrative expenses in our Consolidated Statement of Operations. Our net realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.  We recorded net foreign exchange gains inclusive of foreign currency forward contracts of $1.2 million and $1.5 million for the three and nine months ended February 28, 2009 as compared to net foreign exchange losses of $0.6 million and $1.6 million for the three and nine months ended February 29, 2008.  The net fair value of our foreign currency forward contracts were net assets of $3.3 million and $0.4 million as of February 28, 2009 and May 31, 2008, respectively, and was included in prepaid expenses and other assets on our Condensed Consolidated Balance Sheets. The corresponding net $7.7 million and $20.9 million in realized and unrealized gains from foreign currency forward contracts were included in the accompanying Condensed Consolidated Statements of Operations during the third quarter and year-to-date periods of fiscal 2009, respectively.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding recently issued accounting pronouncements that may impact our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in our Annual Report on Form 10-K for the year ended May 31, 2008, our major market risk exposures relate to adverse fluctuations in interest rates with respect to our senior convertible notes and adverse changes in foreign currency exchange rates. We believe our exposure associated with these market risks has not changed materially since May 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2009.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 20, 2008, a putative class action lawsuit was filed against us in the United States District Court for the Southern District of New York on behalf of current and former business, systems, and technical consultants. The suit, Cruz, et. al., v. Lawson Software, Inc. et. al., alleges that we failed to pay overtime wages pursuant to the Fair Labor Standards Act (FSLA) and state law, and alleges violations of state record-keeping requirements. The suit also alleges certain violations of ERISA and unjust enrichment. Relief sought includes back wages, corresponding 401(k) plan credits, liquidated damages, penalties, interest and attorneys’ fees. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action.  We successfully moved the case from the United States District Court for the Southern District of New York to the District of Minnesota.  The Minnesota Federal District Court has conditionally certified the case under the FLSA as a collective action and granted our motion to dismiss the two ERISA counts.  Still pending before the Court is our motion to dismiss the Minnesota state law wage and hour claims.

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

The financial market crisis has disrupted credit and equity markets worldwide and lead to deterioration in the global economic environment, a general tightening of credit, lower levels of capital spending and liquidity, and increases in the rates of default and bankruptcy.  Beginning in our second quarter of fiscal 2009, some prospective and existing customers began canceling, delaying or downsizing software purchases and implementation projects because of the adverse economy and their internal budget constraints.  Some customers may also experience difficulty in paying us for previously purchased products and services.  The adverse economic environment has also intensified the difficulty of forecasting software license revenue.  A decrease in licensing activity will typically lead to a decrease in services revenue in the same or subsequent quarters.  Lower licensing activity will also lower new maintenance revenue since maintenance fees for new product licenses are based on the amount of associated license fees.  We took steps in November 2008 and February 2009 to reduce headcount and lower expenses, and are considering possible future actions to reduce our operating costs.  Despite our efforts to focus on new sales of products and services, to manage our expenses, and to be able to draw on our deferred license revenue balances from prior year’s sales, there is risk that we will not be able to achieve our business plan during this difficult global economic environment.

In addition, financial institution failures may cause us to incur increased expenses or make it more difficult to obtain financing for our operations or investing activities (including the financing of any future acquisitions).  Our investment portfolio, which may include short-term debt securities, is generally subject to general credit, liquidity, counterparty, market and interest rate risks that may be exacerbated by the recent global financial crisis.  If the banking system or the fixed income, credit or equity markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.  Finally, the market price of our common stock may be volatile and decline because of continued uncertainty in the equity markets and adverse economic conditions. This current economic environment and its adverse affect on our customers, prospects and business could have a material adverse impact on our financial condition and results of operations.

We may have exposure to potential impairment charges related to our goodwill and acquired intangible assets.

We have made several acquisitions over the past few years, primarily the acquisition of Intentia in April 2006.  As a result of these acquisitions, we have recorded on our balance sheet approximately $430.5 million of goodwill and $93.9 million of intangible assets, net of accumulated amortization, as of February 28, 2009. We may incur impairment charges related to goodwill or our acquired intangible assets if we determine that the fair value of the goodwill and/or our acquired intangible assets is less than their current carrying value.  In general, this could occur if our market capitalization, adjusted for control premiums and other factors, declines to an amount below the carrying value of our consolidated net assets, changes in how we operate our business affect how we are required to test for potential goodwill impairment, or if we do not anticipate that the acquired intangibles will generate future cash flows in-line with our expectations as established at the date of acquisition. Recording an impairment charge related to our goodwill or acquired intangible assets could have a material adverse impact on our financial condition and results of operations. See Note 6, Goodwill and Intangible Assets, in Notes to the Condensed Consolidated Financial Statements of this Form 10-Q, for further discussion.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock for the three months ended February 28, 2009.  In November 2006, our Board of Directors approved a share repurchase of up to $100.0 million of our common stock. The Board of Directors increased this maximum to $200.0 million in April 2007 and to $400.0 million on July 10, 2008. As of February 28, 2009, approximately $148.5 million remained available for future share repurchases under the board approved program.

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

Date: April 1, 2009

LAWSON SOFTWARE, INC.

	By:	/s/ ROBERT A. SCHRIESHEIM
Robert A. Schriesheim
Executive Vice President and Chief Financial Officer
(principal financial officer)

	By:	/s/ STEFAN B. SCHULZ
Stefan B. Schulz
Senior Vice President of Finance
(principal accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS
10.1	Amendment No. 2 (adopted January 16, 2009) to the Lawson Software, Inc. 2001 Stock Incentive Plan.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Harry Debes.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Robert A. Schreisheim.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Harry Debes.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Robert A. Schreisheim.