Form 10-K
period 2009-05-31
Lawson Software, Inc.
filed 2009-07-16
CIK 1344632

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MAY 31, 2009
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of Common Stock on November 30, 2008 as reported on the Nasdaq National Market, was $551,394,197.

          The number of shares of the registrant's common stock outstanding on July 2, 2009 was 161,509,648.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the definitive Proxy Statement of Lawson Software, Inc. for the 2009 Annual Meeting of Stockholders to be held October 15, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LAWSON SOFTWARE, INC.

Form 10-K

Forward-Looking Statements

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "intend," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions and the expected impact of recently issued accounting pronouncements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1A, Risk Factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission (SEC) including our Quarterly Reports on Form 10-Q.

Part I

        When we refer to "we," "our," "us," "the Company," "Lawson" or "Lawson Software," we mean Lawson Software, Inc. and its subsidiaries. Unless otherwise indicated, references to our fiscal year mean the fiscal year ended on May 31 of such year.

Item 1.    Business

General

        Lawson Software is a global provider of enterprise software, services and support targeting customers in specific industries, including equipment service management and rental, fashion, food & beverage, healthcare, manufacturing & distribution, public sector (United States), and service industries as well as the horizontal market for our strategic human capital management product line. Our goal is to be the global leader in these target markets, with a particular focus on meeting the needs of mid-market customers and customers who have limited information technology (IT) budgets.

        Our mission is to make our customers stronger. We offer a broad range of software applications and industry-specific solutions that help our customers improve their business processes and reduce costs, resulting in better business or operational performance. Lawson solutions help automate and integrate business processes and promote collaboration among our customers and their partners, suppliers and employees. Through our consulting services, we help our customers implement, learn to use, upgrade and optimize their Lawson applications. Through our support services, we provide ongoing maintenance and assistance to our customers.

        Lawson serves customers in three geographic regions: the Americas; Europe, Middle East, and Africa (EMEA); and Asia-Pacific, including Australia and New Zealand (APAC). We provide software in 29 languages to more than 4,500 customers in 41 countries and have approximately 3,700 employees throughout the world.

        We generate revenue in three ways: 1) software license fees; 2) customer support and maintenance fees; and 3) consulting services fees. During fiscal 2009 and in prior years, we viewed our operations and managed our business as one business segment, the development and marketing of computer software and related services including consulting and maintenance and customer support. We market and sell our software and services primarily through a direct sales force, which is augmented by channel partners and resellers.

        Lawson was founded and incorporated in 1975. In February 2001, we reincorporated in Delaware through a merger with our predecessor, Lawson Associates, Inc., a Minnesota corporation. We established a new Delaware corporation as our parent company as part of the acquisition of Intentia in April 2006.

        On April 25, 2006, Lawson acquired Intentia International AB (Intentia), a Sweden-based provider of enterprise software, in an all-stock transaction valued at $460.9 million. The combination with Intentia increased Lawson's operational scale, product portfolio and geographic reach to compete in the global enterprise software market. See Note 4, Business Combinations, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

        We have made significant investments over the past few years in establishing our global support center in Manila, Philippines. This facility employs approximately 800 employees and provides our customers product development, consulting services and support and delivery at competitive global rates. In addition the Manila team provides shared services to our IT, finance and other corporate functions.

        Lawson has offices in 25 countries. Our principal executive office is at 380 Saint Peter Street, Saint Paul, Minnesota 55102-1302. Our telephone number is +1-651-767-7000. Our website is www.lawson.com. Other than the information expressly set forth in this annual report, the information contained or referred to on our website is not part of this annual report.

Environment

        We face a competitive and challenging environment for sales of our software and services. Industry consolidation continues to be a primary factor shaping the selling environment. Our focus on specific industries and our low total cost of ownership continue to be our primary competitive differentiators in this environment.

Consolidation

        In recent years, the enterprise software industry has consolidated, driven by mergers and acquisitions. This activity has included larger companies making acquisitions purely to acquire a customer base or to fill out their product lines, creating "horizontal" providers of most forms of enterprise software. It has also involved smaller companies joining forces to better compete in the market. Oracle Corporation has been the most active in our industry, acquiring approximately 50 companies since 2005. Of note, Oracle acquired PeopleSoft Inc. in 2005 (which had acquired J.D. Edwards & Company in 2003), Retek Inc. in 2005, Siebel Systems Inc. in 2006, Hyperion Solutions Corporation in 2007, BEA Systems Inc. in 2008 and announced their intent to acquire Sun Micro Systems Inc. in April 2009. Other major acquisitions in our industry include Infor Global Solutions acquiring SSA Global in July 2006 and SAP AG purchasing Business Objects S.A. in 2008.

        While this consolidation has created larger companies with broad product lines, it has also resulted in fewer competitors providing less choice for customers. As a result, we believe this consolidation has created an opportunity for Lawson to serve customers that may have budget or IT-resource constraints or are simply interested in another option to the two or three large vendors. For many customers, we present a competitive alternative to the large horizontal providers while maintaining an ability to compete with smaller niche providers.

Focusing on Specific Industries and the Mid-Market

        Lawson strives to be a compelling choice to certain enterprise software customers. We believe that we have developed competitive advantages in serving several specific industries and mid-market companies. As a result, we target specific industries, including equipment service management and rental, fashion, food & beverage, healthcare, manufacturing & distribution, public sector (U.S.) and service industries as well as the horizontal market for our strategic human capital management product line. We believe an industry-specific focus is fundamental to our ability to help our customers achieve their desired results and derive greater value from their enterprise software investments.

        Our industry-specific focus helps us develop industry-specific solutions, provide industry-specific expertise to sell and implement these solutions and offer industry-specific support on an ongoing basis. This industry orientation helps differentiate Lawson and enables us to present Lawson not only as a competitive alternative but also as a compelling choice.

        At the same time, many of our products have broad application across multiple industries and are well-suited for customers outside our targeted industries. Many companies seek general enterprise software and not necessarily industry-specific solutions. Over the years, Lawson has developed an expertise serving mid-to-large size customers and this so-called mid-market now comprises the vast majority of our customer base. While the effects of the weakened global economy will continue to be felt in fiscal 2010, we consider the mid-market to have strong growth potential for enterprise software during the next few years. Increasingly, businesses within this category are looking to buy, add to or replace the systems they are using to help manage their financial, human resources, procurement, distribution or other business management processes. Our "horizontal" products—human capital management, enterprise financial management, business intelligence and asset management—are well-suited for this particular mid-market opportunity.

Competition

        The enterprise software industry is intensely competitive, rapidly changing and significantly affected by new product offerings and other market activities. Some of our competitors have an advantage over us due to their larger customer bases, larger technical staffs, greater brand name recognition and greater financial and marketing resources. We believe the principal competitive factors affecting our market include:

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
  Sales and marketing efforts

  •
  New product and technology introductions

        We believe Lawson has competitive advantages over a number of our competitors. Some of these advantages include:

  •
  34 years of experience serving mid-market customers

  •
  Low total cost of ownership

  •
  Industry-specific experience and expertise

  •
  Industry-focused solutions

  •
  Openness and flexibility of our software architecture

        Lawson's most frequently encountered competitors are SAP AG and Oracle Corporation. Both are large, global vendors that are increasingly targeting mid-sized businesses, particularly as their traditional larger-customer market becomes saturated. We believe there is demand for a vendor like Lawson that can offer scalable applications that are simpler to implement and operate than the more complex applications of SAP and Oracle. Our focus is on delivering simpler solutions with lower total ownership costs including license fees, consulting services and on going customer support.

        As a large, strong, global company, we believe Lawson can compete and win against SAP and Oracle, especially customer opportunities in mid-sized organizations or in our targeted industries By increasing our scale and the range of our products, we believe Lawson also provides an alternative to attempts by Microsoft, another significant competitor, to move into the mid-market segment.

        Lawson has also strengthened its competitive position by launching innovative new products like Lawson Smart Office, Lawson Enterprise Search, Lawson Strategic Human Capital Management, Lawson System Foundation and Lawson QuickStep solutions. Increasingly, we are generating applications using our Landmark Application Designer, a proprietary application design tool that significantly reduces the lines of software code in applications. We have also significantly improved our consulting and maintenance offerings to give our customers greater choice in how we install and support their Lawson applications and technology.

Products and Services

Software

        Our software products include applications and technology. Applications consist of the Lawson S3 Enterprise Management System, the Lawson M3 Enterprise Management System and the Lawson Strategic Human Capital Management System. Technology consists of the Lawson Business Process Platform and the Lawson User Productivity Platform. Lawson's applications run on the Lawson Business Process Platform and the Lawson User Productivity Platform searches, collects and analyzes data from the Lawson applications as depicted below:

        Lawson S3 Enterprise Management System—Lawson S3 applications help customers "staff, source and serve" in their respective markets. The Lawson S3 product line is specifically designed for services industries.

Lawson S3 Enterprise Management System
Lawson Enterprise Financial Management	Budgeting, forecasting, project management and financial reporting software.
Key products: Financials, Project Accounting, Grant Management, Expense Management and Budgeting & Planning.
Lawson Supply Chain Management	Software to manage the entire supply chain—from procurement to delivery.
Key products: Contract Management, Procurement, Requisitions Self Service, Procurement Punchout, Vendor Self Service, Strategic Sourcing, Distribution Management and Customer Self Service.
Lawson Services Management	Software to manage the time, work and delivery of services professionals.
Key products: Project Portfolio Management, Services Automation and Time Management.
Industry-Tailored Solutions
Using our industry expertise in targeted industries to provide functionality to address specific business needs of these industries (i.e. Surgical Instrument Management, Par and Cycle Counting, Receiving and Delivery, Performance Management for Healthcare, Retail Operations, and Grant Management).

        Lawson M3 Enterprise Management System—Lawson M3 applications help customers who "make, move and maintain" goods or equipment in their markets. The Lawson M3 product line is geared for manufacturing and trade-oriented businesses facing resource constraints and whose processes are often complex and industry-specific.

Lawson M3 Enterprise Management System
Lawson Financial Management	Financial accounting and planning software.
Key products: Accounts Receivable, Budgeting, Cost Accounting, Cash Flow Management, General Ledger, Product Costing and Risk Management.
Lawson Manufacturing Operations	Software for discrete manufacturing, process manufacturing and mixed-mode manufacturing environments.
Key products: M3 Manufacturing Execution and M3 Product Data Management.
Lawson Supply Chain Management	Forecasting, planning and execution software.
Key products: Procurement, Supply Chain Execution and Supply Chain Planning.
Equipment Service Management & Rental	Software specifically designed for equipment manufacturers, distributors and rental companies who focus on after-sales service and continuous customer care.

Key products: Equipment and Component Control, Preventative Maintenance, Work Order Processing, Maintenance and Performance Costing, Maintenance Customer Order Processing, Maintenance Planning Board, Diagnostics Management and Vehicle Operations Management.
Lawson Enterprise Asset Management	Asset management software.

Key products: Enterprise Asset Management, Asset Performance Management, Maintenance Management, Asset Data Management, Preventative Maintenance, Work-order Control, Diagnostics Management and Statistical Analysis.
Lawson Customer Sales and Service	Customer relationship management software.
Key products: Service Management and Rental Management.

        Lawson Strategic Human Capital Management (SHCM) Products and Solutions—Applications in the Lawson SHCM product line provide solutions for customers to strategically manage their workforce. The Lawson SHCM product line is a full suite of products to help customers transform the role of the Human Resources (HR) professional from an administrative and policy enforcing role to that of a strategic business partner.

Lawson Strategic Human Capital Management
Lawson Talent Management	Software to manage, develop and retain employees.

Key products: Lawson Talent Acquisition, Lawson Goal Management, Lawson Performance Management, Lawson Compensation Management, Lawson Learning and Development, Lawson Succession Management and Lawson Global Human Resources.
Lawson Human Resource Management	Software to manage the HR processes related to employees.

Key products: Lawson Absence Management, Lawson Benefits Administration, Lawson e-Recruiting, Lawson Employee and Manager Self-Service, Lawson Human Resources, Lawson Payroll, Lawson Performance Management for Healthcare, Lawson Personnel Administration, Lawson Resource Navigator, Lawson Teacher Contract Administration and TalentView of Performance.
Lawson Workforce Management	Software that automates time intensive staffing and scheduling tasks.
Key products: Lawson Scheduling and Staffing, Lawson Scheduling and Staffing for Casinos, Lawson Scheduling and Staffing for Healthcare and Lawson TimeOff Planner for Healthcare.

        Lawson Technology—The platform to run all Lawson applications and tools to search, collect and analyze data.

Lawson Business Process Platform
Lawson Business Process Management	Add-ons to almost any Lawson application to tailor the application to a customer's specific needs. These tools include Business Process Automation and Workflow Tools; business-to-business communication and application-to-application Integration Tools, Development Tools; and System Tools.
S3 Key products: Lawson ProcessFlow Integrator and Lawson Design Studio.
M3 Key products: IBrix Design, Collaborator, Web Services, Application Program Interface, Automated Document Capture and EDI Management.
Lawson S3 System Foundation	The technical foundation required to run Lawson S3 applications. Includes open, standards-based technology that consolidates Lawson runtime technology with IBM technology and middleware.
Key products: Landmark Technology and Core Technology (Application Maintenance Toolset, Security, Portal, ProcessFlow Standard, ADA Section 508 Accessibility).
Lawson M3 System Foundation	The technical foundation required to run Lawson M3 applications.
Key products: Workplace Management Applications, Application Foundation and Web Application Foundation.

Lawson User Productivity Platform
Lawson S3 Enterprise Performance Management	Role-based business intelligence software that can help improve and speed decision-making throughout an enterprise.
Key products: Lawson Business Intelligence, Lawson Business Consulting Services and Lawson ProcessFlow Professional.
Lawson M3 Enterprise Performance Management	Business intelligence and opportunity assessment software that can identify strategic business improvement opportunities and speed decision-making throughout an enterprise.
Key products: Opportunity Analyzer, Business Intelligence for M3, M3 Business Performance Management and M3 Analytics.
Lawson Smart Office
An innovative user interface that redefines the user experience with Lawson and non-Lawson applications. Lawson Smart Office allows users to directly access Lawson and Microsoft applications and update data pervasively and instantly across the applications. Lawson Smart Office enhances user productivity.

Lawson Enterprise Search	Lawson Enterprise Search redefines the search capability for structured and unstructured data across the Lawson S3 enterprise system, Lawson Business Intelligence, the user's desktop, and the user's personal history such as comments entered in Microsoft Office applications.

Maintenance and Customer Support

        Our customer support programs include software upgrades, updates and corrections for the software under maintenance, as well as various levels of support including access to our knowledge base and the Lawson support team, technical advice, and application management. These programs, Lawson Bronze and Lawson Silver maintenance agreements, are comprehensive customer care programs which entitle our customers to various levels of support to meet their specific needs. Our maintenance and customer support offerings are delivered through the Lawson Global Support organization operating from our state-of-the-art support centers around the world.

Consulting Services

        Our consulting services range from the initial assessment and planning of a project to the actual implementation and post implementation of a project, including optimizing a customer's use of their Lawson software. We also provide training and learning tools via Lawson Learning to help our customers become proficient in using Lawson software quickly and effectively.

Sales and Marketing

        We market and sell our software and services solutions primarily through a direct sales force, augmented by strategic alliances with systems integrators and resellers. Our direct sales force and services organizations are aligned with our strategy of providing industry-tailored applications. Within each industry, we have a sales team dedicated to prospective customers and another dedicated to sales to existing customers. We also have regional sales teams that focus on specific geographic territories. Our sales and service offices are located in three geographic regions: the Americas, EMEA and APAC.

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

        We also use application service providers (ASPs) to distribute our products in a hosted environment. ASPs allow us to reach small-to-medium sized businesses that prefer a hosted solution. Our software's architecture is easily distributed over the Internet and is highly scalable to serve many customers. It also supports multi-tenancy, which lets ASPs securely host multiple customers on a single set of our applications.

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

        We are committed to continued investment in R&D to enhance our existing products as well as developing new applications using our Landmark development tool for our Lawson S3, Lawson M3 and Lawson Strategic Human Capital Management product lines.

        Our total research and development expenses were $82.4 million, $85.4 million, and $85.3 million in fiscal 2009, 2008 and 2007; respectively. As of May 31, 2009, our research and development organization consisted of approximately 800 employees. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for further discussion of R&D expenses.

Trademarks

        "Lawson" and "Lawson Software" are registered trademarks in the United States and the European Union. Other trademarks and trade names appearing in this document are the property of their respective holders.

Intellectual Property and Product Liability

        We regard certain aspects of our internal operations, software and documentation as proprietary, and rely on a combination of contract, copyright, patent, trademark and trade secret laws and other measures, including confidentiality agreements, to protect our proprietary information. We currently hold three patents in the U.S. Existing copyright laws afford only limited protection. We believe that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection is less significant than factors such as the knowledge, ability and experience of our employees, frequent software product enhancements, and the timeliness and quality of support services. We cannot guarantee that these protections will be adequate, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Historically, we have provided our customers source code for many of our products. We may elect to distribute only object code in the future. In either case, we will permit customers to obtain access to our other source code through a source code escrow arrangement. Access to our source code may increase the likelihood of misappropriation or other misuse of our intellectual property. In addition, the laws of certain countries in which our software products are, or may be licensed, do not protect our software products and intellectual property rights to the same extent as the laws of the United States and Sweden.

        We do not believe our software products, third-party software products we offer under sublicense agreements, our trademarks, or other Lawson proprietary rights infringe the property rights of third parties. However, we cannot guarantee that third parties will not assert infringement claims against us with respect to current or future software products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation. As described in this report under Item 3, Legal Proceedings, we are currently defending a patent lawsuit brought by ePlus, Inc. against us and three other companies. Under the license agreements with our customers, we agree to indemnify our customers for third-party claims that our products infringe the intellectual property rights of those third parties.

        We are also exposed to product liability risks under applicable country and state laws. We generally attempt to limit our exposure to product liability claims with customers as part of our license agreements. However, local laws or unfavorable judicial decisions might diminish or invalidate the scope of these limitations.

Employees

        As of May 31, 2009, we had approximately 3,700 employees, including approximately 500 in sales and marketing, approximately 800 in research and development, approximately 1,800 in services and customer support and approximately 600 in administration. None of our employees in the U.S. are represented by a labor union; however, in certain international subsidiaries workers councils represent our employees.

Executive Officers

        The following sets forth our executive officers as of June 30, 2009, their age, position and a brief description of their business experience:

Name	Age	Position
Harry Debes	58	President, Chief Executive Officer, Director
Robert A. Schriesheim	49	Executive Vice President, Chief Financial Officer, Director
Colin Balmforth	48	Group Executive Vice President, General Industries and Global Support
Craig Bickel	58	Senior Vice President, Chief Information Officer
Dean J. Hager	42	Group Executive Vice President, S3 Industries
Bruce B. McPheeters	54	Senior Vice President, Secretary and General Counsel
Stefan Schulz	42	Senior Vice President of Finance
Scott Swoish	47	Group Executive Vice President, Professional Services
Guenther Tolkmit	57	Senior Vice President, Product Development
Kristin Trecker	44	Senior Vice President, Human Resources
Eric Verniaut	43	Group Executive Vice President, M3 Industries
Travis White	59	Senior Vice President, Marketing

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

        Robert Schriesheim has served as a director since May 2006 and as executive vice president and chief financial officer since October 2006. From 2002 until October 2006, he was a venture partner and general partner of ARCH Development Partners LLC, a Chicago-based technology venture capital fund. From 1999 to 2002, he was executive vice president of corporate development, chief financial officer, and a director for London, England-based Global Telesystems, Inc. where he led the financial restructuring and sale of the company. Global Telesystems, Inc. was a $1 billion publicly traded provider of telecommunications services to businesses throughout Western and Central Europe and Russia, backed by George Soros and affiliates. Previously, he held various executive positions at SBC Equity Partners, Ameritech, AC Nielsen, and Brooke Group Ltd. He also serves on the boards of publicly-traded MSC Software Corporation, Skyworks Solutions Inc. and several private technology companies.

        Colin Balmforth has served as our group executive vice president of general industries and global support since June 2009. From December 2007 until June 2009, Mr. Balmforth served as our senior vice president of global support. From September 2005 until December 2007, Mr. Balmforth was vice president of professional services for Intelliden Software, a provider of intelligent networking software solutions. From July 2003 until September 2005, Mr. Balmforth was chief operating officer and executive vice president for Conexus Partners, an advisory consulting firm for the enterprise resource planning (ERP) software market. From 1998 to 2003, Mr. Balmforth held several senior management positions with Peoplesoft, Inc. and J.D. Edwards Company, including global responsibility for the support business functions at those ERP software companies. From 1984 until 1998, Mr. Balmforth held various support and services management positions with several software companies. Mr. Balmforth was based in Europe from 1984 until March 2000.

        Craig Bickel has served as our senior vice president and chief information officer since June 2008. From December 2005 until joining us in June 2008, Mr. Bickel was employed by AlixPartners LLP, a management consulting firm. From 1992 until February 2005, he was employed by Cabot Corporation, a specialty chemical manufacturer, where he served as vice president and chief information officer.

        Dean Hager has served as our group executive vice president of S3 industries since June 2009. From April 2006 until June 2009, Mr. Hager served as our senior vice president of product management. Mr. Hager served as our chief product officer from June 2004 until April 2006, executive vice president emerging markets from June 2003 until June 2004, executive vice president global products division from February 2001 until May 2002, executive vice president worldwide marketing from June 2000 to February 2001, vice president, e-business marketing from June 1999 until June 2000, and director of marketing for our former AS/400 business unit from May 1998 until June 1999. From March 1989 to May 1998, Mr. Hager was employed by IBM, where he held several management positions, with his last position held as senior program manager with its server products division.

        Bruce McPheeters has served as corporate secretary since October 1999, general counsel since April 2000 and senior vice president since June 2002. Mr. McPheeters served as vice president administration from April 2000 until May 2002 and corporate counsel from September 1999 until April 2000. From 1981 until joining Lawson in September 1999, Mr. McPheeters was a business lawyer in private practice, focusing primarily in the areas of intellectual property, securities, and mergers and acquisitions of privately and publicly held companies. From December 1995 until September 1999, he was employed by the law firm of Gray, Plant, Mooty, Mooty & Bennett, P.A.

        Stefan Schulz has served as senior vice president of finance since October 2007 and as senior vice president—global controller from October 2005 until September 2007. In addition, Mr. Schulz served as our interim chief financial officer from August 2006 until October 2006 and has served as our principal accounting officer since October 2005. From November 1993 until joining us in October 2005 he was employed by BMC Software, Inc. a provider of enterprise management solutions that empower companies to automate their IT and align it to the needs of the business. While at BMC Software, he served as corporate controller from February 2001 to May 2004 and most recently as vice president of revenue operations. Prior to joining BMC, Mr. Schulz was employed by Arthur Andersen LLP in their audit and business advisory practice.

        Scott Swoish has served as our group executive vice president of global services since June 2009. From February 2008 until June 2009, Mr. Swoish served as senior vice president of corporate development. Mr. Swoish served as senior vice president of global sales operations from January 2007 until February 2008. From December 2003 until joining Lawson in January 2007, he was senior vice president of global consulting and sales operations for SPL WorldGroup Inc, and served as president of the Manila delivery resource center and oversaw partner alliances. Before joining SPL, Mr. Swoish held a number of senior management positions in finance and services with PeopleSoft/J.D. Edwards, where he worked from January 2002 until November 2003, and GEAC Enterprise Solutions and Dun & Bradstreet Software.

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

        Eric Verniaut has served as group executive vice president of M3 industries since June 2009. From November 2008 until June 2009, Mr. Verniaut served as executive vice president of professional services. From April 2006 until October 2008, he was chief executive officer of T-Systems North America and chairman Americas region of T-Systems Enterprise Services, a subsidiary of the Deutsche Telekom Group. From 1992 until April 2006, he held various international leadership positions at gedas Group, an IT and consulting firm, where he was instrumental in internationalizing the professional services organization.

        Travis White has served as senior vice president, marketing since March 2006. From April 2005 to March 2006, Mr. White was retired and pursued his interest in bicycling. From April 2003 to April 2005, Mr. White was vice president, marketing at Datria. Mr. White served as a consultant to small software companies from June 2002 to April 2003. From 1993 until June 2002, Mr. White held various executive roles at J.D. Edwards. From 1999 through 2001, he was based in Paris as the J.D. Edwards' vice president for marketing in Europe, Middle East and Africa. Mr. White has 20 years experience in shaping corporate strategies and delivering marketing messages.

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

The current global economic recession has negatively impacted our contracting activity and revenue, required that we reduce our expenses and imposed risks on our business.

        Some prospective and existing customers have cancelled, delayed or downsized software purchases and implementation projects because of the adverse economy and their internal budget constraints. Some customers may also experience difficulty in paying us for previously purchased products and services. The adverse economic environment has also intensified the difficulty of forecasting software license and services revenue due, in part, to the lengthening and uncertainty of the sales cycle. A decrease in licensing activity will typically lead to a decrease in services revenue in the same or subsequent quarters. Lower licensing activity will also lower new maintenance revenue since maintenance fees for new product licenses are based on the amount of associated license fees. We took steps in fiscal 2009 to reduce headcount and lower expenses. Despite our efforts to focus on new sales of products and services and to manage our expenses, there is risk that we will not be able to achieve our business plan during this difficult global economic environment.

Economic, political and market conditions, can adversely affect our revenue growth and operating results.

        The uncertainty posed by the long-term effects of the global economic recession, the global credit crisis, escalating energy prices, terrorist activities, potential pandemics, natural disasters and related uncertainties and risks and other geopolitical issues may impact the purchasing decisions of current or potential customers. Because of these factors, we believe the level of demand for our products and services, and projections of future revenue and operating results, will continue to be difficult to predict. These geopolitical risks could also impede employee travel and our business operations in any affected regions.

We face large, established competitors, specialized competitors and substantial price competition.

        We compete with Oracle Corporation, SAP AG, Microsoft Corporation, and other larger software companies that have advantages over us due to their larger customer bases, greater name recognition, long operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from Oracle, SAP, or Microsoft since those larger vendors offer a wider range of products. Furthermore, Oracle is capable of bundling its software with its database applications, which underlie a significant portion of our installed applications. We also compete with a variety of more specialized software and services vendors, including:

  •
  single-industry software vendors;

  •
  human resource management software vendors;

  •
  financial management software vendors;

  •
  manufacturing software vendors;

  •
  merchandising software vendors;

  •
  services automation software vendors;

  •
  software integrators and outsourced services providers; and

  •
  Internet (on demand) software vendors.

        We believe that Oracle, SAP and other competitors are discounting their products and services on an increasing basis to attempt to gain market share in the markets where we compete. Some competitors also offer payment terms, contractual warranties, implementation terms or guarantees that are more favorable to customers and prospects. Competitors may entice our customers and prospects to switch software vendors by offering those customers or prospects free or heavily discounted products or services, and other more favorable contract terms. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms to customers that lower our margins and increase our risks. We expect competition to persist and intensify, which could negatively impact our operating results and market share.

We may have exposure to potential impairment charges related to our goodwill and acquired intangible assets.

        We have made several acquisitions over the past few years, primarily the acquisition of Intentia in April 2006. As a result of these acquisitions, we have recorded on our balance sheet approximately $470.3 million of goodwill and $91.7 million of intangible assets, net of accumulated amortization, as of May 31, 2009. We may incur impairment charges related to goodwill or our acquired intangible assets if we determine that the fair value of the goodwill and/or our acquired intangible assets is less than their current carrying value. In general, this could occur if our market capitalization, adjusted for control premiums and other factors, declines to an amount below the carrying value of our consolidated net assets, or if we do not anticipate that the acquired intangibles will generate future cash flows in-line with our expectations as established at the date of acquisition. In addition, we have announced plans to reorganize our operations around our targeted vertical markets. As a consequence, we may be required to change our reportable operating segments, which would require us to change how we test for potential goodwill impairment. Recording an impairment charge related to our goodwill or acquired intangible assets could have a material adverse impact on our results of operations. See Note 2, Summary of Significant Accounting Policies—Goodwill and Other Intangible Assets, in Notes to the Consolidated Financial Statements of this Form 10-K for further discussion.

Our revenues, and in particular our software license revenues, vary each quarter and are difficult to predict.

        Revenues from license fees in any quarter depend substantially upon our licensing activity with new and existing customers, and our ability to recognize revenues in that quarter under our revenue recognition policies. A significant portion of our future revenue is dependent upon our existing installed base of customers continuing to license additional products, as well as purchasing consulting services and renewing their annual maintenance agreements. If we do not continue to develop or acquire new products, licensing activity with existing customers will decline. Licensing activity for our products drives maintenance and services revenues because we sell maintenance and services for only our products. A decrease in licensing activity will typically lead to a decrease in services revenue in the same or subsequent quarters. If we do not have sufficient new licensing activity each year, our maintenance revenue for the following year will decline because new customers or sales of additional products to existing customers are needed to offset the percentage of existing customers who scale back their businesses, reduce licenses and maintenance contracts, are acquired, or otherwise choose not to renew annual maintenance. Our sales force and marketing team must continue to generate sales leads among existing customers and prospective customers. When we "qualify" a lead, that lead becomes part of our sales "pipeline." If our pipeline does not continue to grow in our different markets and geographies, our revenues will eventually decline. The rate at which we convert our pipeline into actual sales can vary greatly from year to year for the following reasons:

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

        The enterprise software market is faced with rapid technological change, evolving standards in computer hardware, software development, communications and security infrastructure, and changing needs and expectations of customers. Building new products and service offerings requires significant investment in development. A substantial portion of our research and development resources are devoted to regulatory and maintenance requirements and product upgrades that address new technology support. These demands put significant constraints on our resources available for new product development. We also face uncertainty when we develop or acquire new products because there is no assurance that a sufficient market will develop for those products.

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

        We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws to protect this information. In addition, we currently hold three patents in the U. S. Copyright laws afford only limited protection because those laws do not protect product ideas. In addition, when we license our products to customers, we provide source code for many of our products. Customers may also access source code through a source code escrow arrangement. Access to our source code could provide an opportunity for companies to offer competing maintenance and product modification services to our customers. Defending our intellectual property rights is time consuming and costly.

Others may claim that we infringe their intellectual property rights.

        Many participants in the technology industry have an increasing number of patents and have frequently demonstrated a readiness to take legal action based on allegations of patent and other intellectual property infringement. These types of claims are time consuming and costly to defend. As described in this report under Item 3, Legal Proceedings, we are currently defending a patent infringement lawsuit brought by ePlus, Inc. against us and three other companies. If a successful claim is made against us and we fail to develop or license a substitute technology, our business, results of operations, financial condition or cash flows could be adversely affected.

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

Because we do not own all of the products that we license, we rely on our continued relationships with other software suppliers.

        We license third-party software products that we incorporate into, or resell with, our own software products. For example, we incorporate in many of our products software supplied by Micro Focus International, Inc. and StreamServe, Inc. We also have reseller and alliance relationships with IBM, Business Software Incorporated and other software suppliers businesses that allow us to resell their offerings with our products and services. These relationships and other technology licenses are subject to periodic renewal and may include minimum sales requirements. A failure to renew or early termination of these relationships or other technology licenses could adversely impact our business.

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

        We conduct a significant portion of our business in currencies other than the U.S. Dollar. Our revenues and operating results are affected when the U.S. Dollar strengthens or weakens relative to other currencies. Changes in the value of major foreign currencies, particularly the Swedish Krona and Euro as well as the British Pound and Norwegian Krona relative to the U.S. Dollar can significantly affect our revenues and operating results. Recognized balance sheet exposures are partially offset by forward currency contracts that we purchase. Net foreign currency transaction gains and losses, resulting primarily from recognized balance sheet exposures, are recorded within earnings in the period incurred.

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

Our products are deployed in large and complex systems and may contain defects or security flaws or be implemented incorrectly.

        Because our products are deployed in large and complex systems, they can only be fully tested for reliability when deployed in networks for long periods of time. Our software programs may contain undetected defects when first introduced or as new versions are released. Our customers might encounter difficulties with the implementation of our products, discover defects in our products, experience corruption of their data or encounter performance or scaling problems only after our software programs have been deployed. The services needed for implementing our products are also complex, and require knowledge and cooperation between both the customer's and the service provider's teams. As a consequence, from time to time we have received customer complaints or been sued. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. Software and data security are becoming increasingly important because of regulatory restrictions on data privacy and the significant legal exposures and business disruptions stemming from computer viruses and other unauthorized entry or use of computer systems. We may not be able to avoid or limit liability for disputes relating to product performance, software security or the provision of services. Product defects and security flaws could expose us to product liability and warranty claims and harm our reputation, which could impact our future sales of products and services.

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

Business disruptions could adversely affect our operating results.

        A significant portion of our critical business operations, including research and development, product maintenance, services support, and general and administrative support, are concentrated in a few geographic areas. A disruption or failure of our systems could cause delays in completing sales and providing maintenance and services to customers. A major earthquake, fire or other catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be materially and adversely affected.

Our profit margin for consulting services is lower than margins related to the other aspects of our business.

        The consulting part of our business is highly competitive, is less proprietary, and carries a much lower gross margin than the other aspects of our business. Our consulting services business is highly sensitive to customer demands, competitive pressures and other external and internal forces. Our actions to improve our consulting services margin may be offset by these forces which could negatively impact our operating results.

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

        We also rely on the continued service of our senior management, software developers, services consultants, finance and accounting specialists, and other key employees. In the software industry, there is substantial and continuous competition for highly skilled business, product development, technical, financial and other personnel. The failure to attract, train, retain and effectively manage employees could negatively impact our development and efforts and cause a degradation of our customer service. If we are unable to attract and retain finance and accounting personnel who have experience with the software industry and U. S. accounting requirements, we will have to rely on more costly contractors to fill the roles necessary for us to meet our governance and regulatory requirements.

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

        In Fiscal 2009, we took actions to reduce costs in response to the current global economic downturn and as part of our preparation for verticalization of our organization's structure in fiscal 2010. Depending on the continued impact of the global recession and the uncertainty of any recovery, we may decide to take additional restructuring actions to improve our operational efficiencies and we may be required to incur financial charges in the period when we make such decisions, which could have a material adverse impact on our results of operations for that period.

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

        We report our results of operations based on our determinations of the amount of taxes owed in the various tax jurisdictions in which we operate. Periodically, we receive notices that a tax authority to which we are subject has determined that we owe a greater amount of tax than we have reported to such authority, and we regularly engage in discussions, and sometimes disputes with these tax authorities. We are engaged in disputes of this nature from time to time. If the ultimate determination of our taxes owed in any of these jurisdictions is for an amount in excess of the tax provision we have recorded, our operating results, cash flows, and financial condition could be adversely affected.

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

        As of May 31, 2009, our executive officers, directors, and affiliated entities, in the aggregate, beneficially owned approximately 14.2% of our outstanding common stock. From time to time, hedge fund investors have accumulated large positions in our stock. Groups of stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations. Sale of a portion of these shares in the public market, or the perception that such sales are likely to occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Our stock price could become more volatile and our stockholders' investments could lose value.

        All of the factors discussed in this section could affect our stock price. The timing of announcements in the public market regarding new products, product enhancements or technological advances by our competitors or us, and any announcements by us of acquisitions, major transactions, or management changes could also affect our stock price. Our stock price is subject to speculation in the press and the analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors' or analysts' valuation measures for our stock and market trends unrelated to our performance. A significant drop in our stock price could also expose us to the risk of securities class actions lawsuits, which could result in substantial costs and divert management's attention and resources, which could adversely affect our business.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters and executive offices are in Saint Paul, Minnesota, USA where we lease approximately 308,000 square feet of space. The lease on this facility expires July 31, 2015. We also lease approximately 81,000 square feet of space, primarily for regional sales and support offices, elsewhere in the U.S. Additionally, primarily through our location in Stockholm, Sweden, we lease approximately 735,600 square feet of office space in 25 countries used primarily as sales and services offices. Expiration dates of leases on these offices range from 2009 to 2018. We believe that our current domestic and international facilities are sufficient to meet our needs for at least the next 12 months. In addition, we believe suitable additional or alternative space would be available on commercially reasonable terms to accommodate expansion of our operations, if required. The restructuring plans we have implemented over the past few years have involved the exit or reduction in space of certain of our leased facilities. See Note 3, Restructuring, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Item 3.    Legal Proceedings

        On May 19, 2009, ePlus, Inc. filed a lawsuit in the United States District Court for the Eastern District of Virginia against Lawson Software, Inc., Perfect Commerce, Inc., SciQuest, Inc. and Verian Technologies, Inc. Verian Technologies and ePlus subsequently reached a confidential settlement and have sought dismissal by the court of their part of the lawsuit. The complaint alleges that Lawson's supply chain products, and some of the products of the other defendants, infringe three U.S. patents owned by ePlus. ePlus seeks damages in an undisclosed amount, enhancement of those damages, an attorney's fee award and an injunction against further infringement. We intend to defend this case vigorously because we believe we have meritorious defenses, including non-infringement and patent invalidity. However, given the inherent unpredictability of litigation and jury trials, we cannot at this time estimate the possible outcome of this lawsuit. Because patent litigation is time consuming and costly to defend, we may incur significant costs in future periods related to this matter. In addition, in the event of an unfavorable outcome in this matter, it could have a material effect on our future results of operations or cash flows.

        On May 20, 2008, a putative class action lawsuit was filed against us in the United States District Court for the Southern District of New York on behalf of current and former business, systems, and technical consultants. The suit, Cruz, et. al., v. Lawson Software, Inc. et. al., alleges that we failed to pay overtime wages pursuant to the Fair Labor Standards Act (FLSA) and state law, and alleges violations of state record-keeping requirements. The suit also alleges certain violations of ERISA and unjust enrichment. Relief sought includes back wages, corresponding 401(k) plan credits, liquidated damages, penalties, interest and attorneys' fees. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action. We successfully moved the case from the United States District Court for the Southern District of New York to the District of Minnesota. The Minnesota Federal District Court has conditionally certified the case under the FLSA as a collective action and granted our motion to dismiss the two ERISA counts and the state wage and hour claims. The Plaintiffs have filed a motion to amend the complaint and assert Minnesota state FLSA causes of action, and that motion is currently pending before the court.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of Lawson security holders during the fourth quarter of our fiscal year ended May 31, 2009.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded on the NASDAQ Global Select Market System (NASDAQ) under the symbol LWSN. The following table lists the high and low closing sale prices by quarter as reported by NASDAQ.

	High	Low
Fiscal 2009
Fourth Quarter	$5.87	$3.40
Third Quarter	$5.25	$3.39
Second Quarter	$8.18	$2.82
First Quarter	$8.46	$6.99
Fiscal 2008
Fourth Quarter	$8.72	$6.99
Third Quarter	$10.55	$7.80
Second Quarter	$11.29	$9.15
First Quarter	$10.57	$9.26

Holders

        As of July 3, 2009, the approximate number of registered stockholders of record was 161.

Dividends

        We have historically not declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to reinvest future earnings to fund the operation and expansion of our business and to repurchase shares of our common stock under our board-approved share repurchase program.

Stock Performance Graph

        The following graph shows a comparison of cumulative total stockholder returns for Lawson's common stock, the NASDAQ Stock Market Index (U.S. companies) and the NASDAQ Computer Index for the period from May 31, 2004 through May 31, 2009. The graph assumes the investment of $100 on May 31, 2004. The date regarding our common stock assumes an investment at the closing price on May 28, 2004 of $7.17 per share of our common stock. All values assume reinvestment of the full amount of all dividends and are calculated through May 31, 2009. The performance shown in the graphs below is based upon historical data and is not necessarily indicative of the future performance of our common stock.

	5/31/04	5/31/05	5/31/06	5/31/07	5/31/08	5/31/09
Lawson Software, Inc.	100.00	82.57	94.14	128.03	121.62	73.36
NASDAQ Composite	100.00	104.10	109.67	131.10	126.97	89.31
NASDAQ Computer Index	100.00	106.07	101.89	127.86	131.85	94.09

Purchases of Equity Securities

        On November 13, 2006, our Board of Directors approved a share repurchase program of up to $100.0 million of our common stock. The Board increased this maximum to $200.0 million in April 2007 and to $400.0 million in July 2008. The share repurchases are funded using our existing cash balances and future cash flows and may occur through transactions structured through investment banking institutions as permitted by securities laws and other legal requirements, open market purchases, privately negotiated transactions and/or other mechanisms. Our share repurchase program does not have an expiration date and allows us to repurchase shares at our discretion and market conditions influence the timing of the buybacks and the number of shares repurchased. There can be no assurance as to the amount, timing or repurchase price of future repurchases, if any, related to the share repurchase program. As of May 31, 2009, approximately $136.5 million remained available for future share repurchases under the Board approved program.

        During the three months ended May 31, 2009, we repurchased an aggregate of 2.2 million shares of our common stock at an average price of $5.43 per share under the share repurchase program. Of these shares, 1.6 million were purchased in four private transactions from May 1, 2009 through May 12, 2009 from an affiliate of Dr. Romesh Wadhwani, our co-chairman and a member of our Board of Directors, at an average price of $5.55 per share. We repurchased these shares at a 2% discount from the closing market price of our common stock on the respective dates of purchase. As required under our Corporate Governance policy, these related party transactions were approved by our Audit Committee and the other disinterested members of our Board of Directors.

        The following table summarizes repurchases of our common stock for the three months ended May 31, 2009:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 - 31, 2009	—	$0.00	—	$148,535,531
April 1 - 30, 2009	—	$0.00	—	$148,535,531
May 1 - 31, 2009	2,216,395	$5.43	2,216,395	$136,497,222

Total fourth quarter fiscal 2009	2,216,395	$5.43	2,216,395

Item 6.    Selected Consolidated Financial Data

        The following tables set forth selected consolidated financial data as of and for our last five fiscal years and should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes to those statements. The selected consolidated financial data has been derived from our audited Consolidated Financial Statements.

	Years Ended May 31,
	2009	2008(1)	2007	2006(2)	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
License fees	$109,683	$132,156	$105,861	$71,076	$57,743
Maintenance	350,202	336,779	291,657	188,155	170,723
Consulting	297,443	382,991	352,870	131,545	106,718

Total revenues	757,328	851,926	750,388	390,776	335,184
Total cost of revenues	358,632	412,920	399,320	171,542	150,584

Gross profit	398,696	439,006	351,068	219,234	184,600

Operating expenses:
Research and development	82,377	85,374	85,325	60,711	62,158
Sales and marketing	162,975	189,336	160,551	83,193	75,637
General and administrative	79,765	100,259	98,263	54,827	36,443
Restructuring	19,954	(731)	15,483	1,825	5,028
Amortization of acquired intangibles	8,892	13,690	10,089	2,122	1,545

Total operating expenses	353,963	387,928	369,711	202,678	180,811

Operating income (loss)	44,733	51,078	(18,643)	16,556	3,789
Total other income (expense), net	(1,125)	(6,213)	12,106	11,111	4,328

Income (loss) before income taxes	43,608	44,865	(6,537)	27,667	8,117
Provision for income taxes	24,691	31,158	14,400	11,708	2,855

Net income (loss)	$18,917	$13,707	$(20,937)	$15,959	$5,262

Net income (loss) per share:
Basic	$0.12	$0.08	$(0.11)	$0.14	$0.05

Diluted	$0.11	$0.08	$(0.11)	$0.14	$0.05

Weighted average common shares outstanding:
Basic	164,011	177,283	186,363	110,995	99,068

Diluted	166,393	180,580	186,363	115,350	104,623

(1)
Fiscal 2008 total other income (expense), net includes an $18.4 million impairment charge related to our investments in auction rate securities. The related tax benefit of $7.1 million is not reflected in the fiscal 2008 provision for income taxes as we recorded a full valuation allowance against it as no tax benefit is expected.

(2)
On April 25, 2006, we completed our acquisition of Intentia. Fiscal 2006 includes Intentia results for the five-week period from April 25, 2006 to May 31, 2006. Fiscal 2009, 2008 and 2007 include Intentia results for the full year.

	Years Ended May 31,
	2009	2008	2007	2006(1)	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable securities and short-term investments	$414,815	$485,810	$553,836	$306,581	$234,613
Working capital	213,996	261,072	324,616	168,201	178,410
Total assets	1,334,965	1,510,596	1,479,107	1,170,652	420,718
Long-term debt—non-current(2)	243,355	244,734	245,228	4,275	—
Total stockholders' equity(3)	608,421	743,559	755,228	791,659	293,055

(1)
On April 25, 2006, we completed our acquisition of Intentia in an all-stock transaction valued at $460.9 million. Increases in the balance sheet line items reflect the acquisition.

(2)
On April 23, 2007 we completed the issuance of $240.0 million of 2.50% senior convertible notes. See Note 7, Long-Term Debt and Credit Facilities, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

(3)
As part of our share repurchase program, we repurchased 13.7 million shares of our common stock for $103.0 million in fiscal 2009, see Note 9, Common Stock, in Notes to Consolidated Financial Statements of this Form 10-K for additional information, 11.6 million shares for $105.6 million in fiscal 2008 and 6.4 million shares for $54.9 million in fiscal 2007.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the selected consolidated financial data presented above, our Consolidated Financial Statements, the notes to those statements and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Management Overview

        Lawson Software, Inc. is a global provider of enterprise software. We provide business application software, consulting and maintenance to customers primarily in specific services, trade and manufacturing/distribution industries. We specialize in and target specific industries including equipment service management and rental, fashion, food & beverage, healthcare, manufacturing & distribution, public sector (U.S.), and service industries as well as the horizontal market for our strategic human capital management product line. Our software includes enterprise financial management, human capital management, business intelligence, asset management, enterprise performance management, supply chain management, service management, manufacturing operations, business project management and industry-tailored applications. Our applications help automate and integrate critical business processes, which enables our customers to collaborate with their partners, suppliers and employees. We support our customers' use of our applications through consulting services which primarily help our customers implement their Lawson applications, and through our maintenance program that provides on-going support and product updates for our customers' continued use of our applications.

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

        During fiscal 2009 and prior years, we operated as one business segment, the development and marketing of computer software and related services including consulting, maintenance and customer support. In fiscal 2010, we will be reorganizing our operations to provide greater focus on and better serve our targeted vertical markets. With this strategic workforce realignment, we will be reviewing our organizational structure and internal financial reporting to determine if a change in our reportable operating segments will be warranted in fiscal 2010. Any change to our reportable segments will be reflected in the applicable interim periods of fiscal 2010.

        The financial market crisis disrupted credit and equity markets worldwide and lead to a weakened global economic environment during fiscal 2009. The affect of the weakened global economy and the fallout from the financial market crisis has been a challenge for our license contracting and demand for our services in fiscal 2009. Beginning in the second quarter of fiscal 2009 some prospective and existing customers began canceling, delaying or downsizing software purchases and implementation projects because of the adverse economy and their internal budget constraints. Our customers' budget constraints continued through the second half of fiscal 2009. In anticipation of the lengthening sales cycle and in response to this challenging economic environment, we have taken actions during fiscal 2009 to reduce our headcount, including sales and service positions and lower expenses and may consider possible future actions to reduce our operating costs if circumstances warrant. The adverse economic environment has also intensified the difficulty of forecasting software license and consulting services revenues. A decrease in licensing activity will typically lead to a decrease in services revenues in subsequent quarters. Lower licensing activity will also lower new maintenance revenues since maintenance fees for new product licenses are based on the amount of associated license fees.

        Revenues for fiscal 2009 were $757.3 million, down 11.1% compared to $851.9 million in fiscal 2008. The continued global economic downturn has significantly affected software and information technology spending and as a result has negatively impacted our revenues. In addition, the effect of fluctuations in foreign currency exchange rates also had a significant negative impact on our fiscal 2009 revenues as discussed below. Revenues in all our geographic regions were down for fiscal 2009 compared to fiscal 2008. Our EMEA region experienced the largest decrease of approximately 24.3% while our APAC and Americas regions were down 4.0% and less than 1.0%, respectively. Maintenance revenues were up 4.0% in fiscal 2009 compared to fiscal 2008. This increase was more than offset by a 22.3% decrease in fiscal 2009 consulting revenues as compared to fiscal 2008. In addition, fiscal 2009 license fees revenues decreased 17.0% compared to the similar periods last year primarily relating to a decrease in M3 sales in our EMEA region. The Americas accounted for approximately 58.1% of our total revenues in fiscal 2009 while our EMEA region accounted for 37.8% of total revenues. The remaining 4.1% originated in APAC. Total gross margin as a percent of revenues for fiscal 2009 improved to 52.6% compared to 51.5% in fiscal 2008. This improvement in total gross margin as a percent of revenues was primarily due to a higher mix of maintenance revenues to total revenues in fiscal 2009 as compared to fiscal 2008. We experienced improved margins on our maintenance revenues which were partially offset by significantly lower consulting margins as well as a slight decrease in margins on our license fees revenues. Operating expenses decreased $34.0 million, or 8.8%, in fiscal 2009 as compared to fiscal 2008. As a percent of revenues, operating expenses for fiscal 2009 increased to 46.7% compared to 45.5% last year.

        Our results for fiscal 2009 include restructuring charges of approximately $20.0 million relating to the cost reduction actions we announced on November 18, 2008 and May 18, 2009. In response to the continued uncertainty in the global economic environment, we implemented a restructuring plan over the second and third quarter of fiscal 2009 that included the elimination of approximately 270 employees, or 7.0% of our global workforce, and the closing of two of our leased facilities. In addition, on May 18, 2009, we began a realignment of our organizational structure to provide greater focus on our targeted vertical markets. This restructuring of our work force included the elimination of an additional 150 employees, or 4.0% of our global workforce and consolidation of space in certain of our overseas leased facilities. See Note 3, Restructuring, in Notes to Consolidated Financial Statements of this Form 10-K for more information. In addition, we have reduced our discretionary spending while preserving targeted investments that we believe will enable Lawson's long-term growth and increase our operational efficiencies.

        A significant portion of our business is in currencies other than the U.S. Dollar, particularly the Swedish Krona (SEK) and the Euro. Our revenues and operating expenses are affected by fluctuations in applicable foreign currency exchange rates. Since our acquisition of Intentia in April 2006, the U.S. Dollar has generally weakened against the SEK and Euro. However, during fiscal 2009, mainly the second quarter, foreign currency exchange rates were extremely volatile and the U.S. Dollar strengthened significantly against most major currencies. The U.S. Dollar exchange rates improved 26.7% relative to the SEK during fiscal 2009 while the U.S. Dollar to Euro exchange rates increased by 9.9%. These fluctuations in the exchange rates affected our fiscal 2009 results as improvements in the U.S. Dollar to SEK and Euro exchange rates have the effect of reducing our revenues but also reducing our operating expenses denominated in currencies other the U.S. Dollar.

        For financial results denominated in a currency other than the U.S. Dollar, we calculate constant currency changes by converting the prior period financial results at the exchange rates applicable to current periods. We believe these constant currency changes provide additional insight into our business performance during the applicable reporting periods exclusive of the effects of foreign currency exchange rate fluctuations, and should be considered in addition to, and not as a substitute for the actual changes in revenues, expenses, income or other financial measures presented in this Annual Report on Form 10-K.

        The strengthening of the U.S. Dollar during fiscal 2009 had a negative impact on our revenues of approximately $43.9 million, or 4.8%, of the decline in revenues, as compared to fiscal 2008. This primarily affected our EMEA region resulting in a negative impact on license fees, maintenance and consulting revenues of 4.8%, 3.8% and 5.4%; respectively, as compared to last year. Excluding the effect of currency fluctuations, our total revenues were down approximately $50.7 million, or 6.3%, as compared to the fiscal 2008. Together, these resulted in a total decrease in revenues during fiscal 2009 of $94.6 million as compared to the similar period last year. The currency fluctuations also had the effect of decreasing our total costs and operating expenses, as reported in U.S. Dollars, by approximately $45.2 million, which is in addition to a decrease in total expenses of $43.0 million excluding the effect of currency fluctuations resulting in a total reported decrease of $88.2 million in fiscal 2009 as compared to fiscal 2008. Foreign currency exchange rates had a favorable impact on our fiscal 2009 net income of approximately $0.01 per share.

Acquisitions

        We account for our acquisitions under the purchase method of accounting. Accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisitions and the results of operations have been included in our Consolidated Statements of Operations since the acquisition dates. In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill recorded as a result of these acquisitions is subject to an annual impairment test and is not amortized. These acquisitions are intended to enhance our focus on targeted vertical markets and to provide additional value-added products and services to our customers. See Note 4, Business Combinations, in Notes to Consolidated Financial Statements of this Form 10-K for additional information related to our recent acquisitions.

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

        From time to time, we enter into software arrangements that include software license, maintenance, and consulting services which are considered essential to the functionality of the software. In these instances, we recognize revenue for the three revenue streams under two units of accounting, which are the (i) software license bundled together with consulting services and (ii) maintenance. For purposes of displaying revenues, we present applicable license fees, maintenance and consulting revenues in our Consolidated Statements of Operations using VSOE (or, if unavailable, other objective evidence) of fair value for the undelivered elements and assigning the remainder of the arrangement fee to the license.

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

        On an annual basis or if events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable, we review our recorded goodwill for impairment in accordance with SFAS 142. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. During fiscal 2009 and in prior years, we operated as one reporting unit and therefore compare the carrying amount of our goodwill to our market value. Market value is determined utilizing our market capitalization plus a control premium. If our market value exceeds our carrying amount, goodwill is considered not impaired, thus the second step of the impairment test is not necessary. If our carrying amount exceeds our market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with its carrying amount. If the carrying amount of the goodwill exceeds the implied fair value, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is the new accounting basis. A subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed and the loss has been recognized.

        Income Taxes.    Our provision for income taxes consists of provisions for federal, state and foreign income taxes. We operate in an international environment with significant operations in various locations outside of the United States. Accordingly, our consolidated income tax rate is a composite rate reflecting the earnings in various locations and the applicable rates.

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

        Under the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109), and related interpretations, through fiscal 2009 reductions to the valuation allowance related to Intentia's deferred tax assets that existed as of the date of the acquisition of Intentia are first credited against goodwill, then to the other identifiable assets existing at the date of acquisition, and then, once these assets have been reduced to zero, credited to the income tax provision. A non-cash provision will be credited against goodwill for the utilization of pre-acquisition net operating losses that had been fully reserved in purchase accounting. With our adoption of SFAS No. 141, Business Combinations (revised 2007), (SFAS 141(R)) in fiscal 2010, any future release of valuation allowances recorded through purchase accounting in relation to our acquisitions will be included as a decrease in our income tax provision rather than as an adjustment to goodwill.

        Contingencies.    We may, from time to time, have unresolved regulatory, legal, tax or other matters (See Note 13, Commitments and Contingencies). We provide for contingent liabilities in accordance with SFAS No. 5, Accounting for Contingencies (as amended) (SFAS 5). Pursuant to the provisions of SFAS 5, a loss contingency is charged to income when it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet both conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. We expense all legal costs incurred to resolve regulatory, legal, tax, or other matters in the period incurred.

        Periodically, we review the status of each significant matter to assess our potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated as defined by SFAS 5, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available to us at that time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the accompanying Consolidated Financial Statements. As additional information becomes available, we reassess the potential liability related to any pending claims and litigation and may revise our estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our future results of operations, financial position and cash flows.

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

        Share-Based Compensation.    Effective June 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) which replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under SFAS 123(R), stock-based employee compensation cost is recognized using the fair value based method for all new awards granted after June 1, 2006 and unvested awards outstanding at June 1, 2006. Compensation costs for unvested stock options and non-vested awards that were outstanding at June 1, 2006, are being recognized over the requisite service period based on the grant-date fair value of those options and awards as previously calculated under SFAS 123 for pro forma disclosures, using a straight-line method. We elected the modified-prospective method in adopting SFAS 123(R), under which prior periods are not retroactively restated.

        SFAS 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model which requires the input of significant assumptions including an estimate of the average period of time employees will retain stock options before exercising them, the estimated volatility of our common stock price over the expected term, the number of options that will ultimately be forfeited before completing vesting requirements and the risk-free interest rate. Changes in the assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related expense recognized. The assumptions we use in calculating the fair value of stock-based payment awards represent our best estimates, which involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our equity-based compensation expense could be materially different in the future. See Note 5, Share-Based Compensation and Stock Incentive Plans, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Results of Operations

        The following table sets forth certain line items in our Consolidated Statements of Operations as a percentage of total revenues for the periods indicated, the period-over-period percent actual increase (decrease) and the period-over-period percent increase (decrease) on a constant currency basis:

	Percentage of Total Revenue			Percent of Dollar Change
	Years Ended May 31,			Fiscal 2009 vs. 2008		Fiscal 2008 vs. 2007
	2009	2008	2007	Actual	Constant Currency	Actual		Constant Currency
Revenues:
License fees	14.5%	15.5%	14.1%	(17.0)%	(12.2)%	24.8%		19.6%
Maintenance	46.2	39.5	38.9	4.0	7.7	15.5		11.3
Consulting	39.3	45.0	47.0	(22.3)	(16.9)	8.5		1.3

Total revenues	100.0	100.0	100.0	(11.1)	(6.3)	13.5		7.7

Cost of revenues:
Cost of license fees	3.2	3.4	3.5	(15.4)	(12.7)	8.5		3.5
Cost of maintenance	8.5	7.7	7.9	(2.1)	3.2	11.5		5.3
Cost of consulting	35.7	37.4	41.8	(15.2)	(9.3)	1.5		(5.2)

Total cost of revenues	47.4	48.5	53.2	(13.1)	(7.5)	3.4		(3.1)

Gross profit	52.6	51.5	46.8	(9.2)	(5.1)	25.0		20.2

Operating expenses:
Research and development	10.9	10.0	11.4	(3.5)	3.6	0.1		(4.5)
Sales and marketing	21.5	22.2	21.4	(13.9)	(9.5)	17.9		12.3
General and administrative	10.5	11.7	13.1	(20.4)	(17.0)	2.0		(2.3)
Restructuring	2.6	—	2.1	*NM	*NM	*NM		*NM
Amortization of acquired intangibles	1.2	1.6	1.3	(35.0)	(30.1)	35.7		24.4

Total operating expenses	46.7	45.5	49.3	(8.8)	(3.8)	4.9		(0.2)

Operating income (loss)	5.9	6.0	(2.5)	(12.4)	(14.6)	*NM		*NM
Total other income (expense), net	(0.1)	(0.7)	1.6	(81.9)	(84.0)	*NM		*NM

Income (loss) before income taxes	5.8	5.3	(0.9)	(2.8)	(3.9)	*NM		*NM
Provision for income taxes	3.3	3.7	1.9	(20.8)	(17.4)	113.9		109.0

Net income (loss)	2.5%	1.6%	(2.8)%	38.0%	22.3%	*NM	%	*NM %

*    NM Percentage not meaningful

        The discussion that follows relating to our results of operations for the comparable fiscal years ended May 31, 2009, 2008 and 2007, should be read in conjunction with the accompanying audited Consolidated Financial Statements and Notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal years. For changes excluding the impact of foreign currency fluctuations, see the constant currency percentages in the above table.

  Revenues

	Years Ended May 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Dollars	Percent	Dollars	Percent
	(in thousands)
Revenues:
License fees	$109,683	$132,156	$105,861	$(22,473)	(17.0)%	$26,295	24.8%
Maintenance	350,202	336,779	291,657	13,423	4.0	45,122	15.5
Consulting	297,443	382,991	352,870	(85,548)	(22.3)	30,121	8.5

Total revenues	$757,328	$851,926	$750,388	$(94,598)	(11.1)%	$101,538	13.5%

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

        Fiscal 2009 total revenues decreased 11.1% to $757.3 million as compared to $851.9 million in fiscal 2008. The decrease was primarily driven by an $85.5 million, or 22.3%, decrease in consulting revenues as well as a 17.0% decrease in license fees revenues. These decreases were partially offset by a 4.0% increase in our maintenance revenues.

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

        For fiscal 2009, license fees revenues decreased $22.5 million to $109.7 million, or 17.0%, compared to fiscal 2008. As previously discussed, the weakened global economy has lengthened our sales cycle which negatively affected our license fees revenues during fiscal 2009. This decrease in license fees revenues was experienced in all of our geographies with EMEA, the Americas and APAC down approximately $19.7 million, $1.2 million and $1.6 million; respectively. The EMEA decrease of 36.2% was due to lower sales of our M3 solutions in our manufacturing related verticals. The Americas' decrease was primarily related to lower license fees in services industries outside of our targeted verticals and lower M3 license fees in our manufacturing vertical. These decreases were somewhat offset by increased license fees revenues related to our equipment services management and rental, healthcare and strategic human capital management verticals. The decrease in APAC license fees revenues in fiscal 2009 was primarily related to decreased M3 licenses fees. In addition, license fees revenues for fiscal 2009 were favorably impacted by a targeted sales campaign we offered to our existing S3 customer base during the second half of fiscal 2009, primarily our fourth quarter. This program provided special terms for our customers adding new products to their Lawson solutions. The total number of licensing transactions decreased in fiscal 2009 by 337 to 1,208 as compared to 1,545 in fiscal 2008. The number of licensing transactions with new customers was 88 compared to 129 last year. We entered into 36 and 33 license transactions between $0.5 million and $1.0 million in fiscal 2009 and 2008, respectively. We entered into nine licensing transactions greater than $1.0 million in the current year compared to 14 last year.

        License fees revenues for fiscal 2008 increased $26.3 million or $132.2 million, or 24.8%, compared to fiscal 2007. The growth in license fee revenues was primarily driven by a net increase of $27.1 million in new software licenses and an increase in the recognition of deferred license revenues of $25.1 million. The increase in deferred license revenue recognized included the effect of a purchase accounting adjustment made in connection with our acquisition of Intentia. This adjustment reduced Intentia's deferred revenue balance and reduced the amount of deferred revenue recognized in fiscal 2007. These increases in license revenues were partially offset by a $24.5 million increase in revenues currently deferred which was primarily due to a decrease in our average conversion rate of approximately five percentage points. The decrease in our average conversion rate was primarily related to the deferral of certain significant contracts entered into during the second half of fiscal 2008. The total number of licensing transactions decreased by 95 to 1,545 in fiscal 2008 as compared to 1,640 in fiscal 2007 primarily due to a reduction in the number of Lawson System Foundation (LSF) transactions in the current year. The number of licensing transactions with new customers increased slightly to 129 in fiscal 2008 compared to 125 in fiscal 2007. Our total licensing transactions greater than $1.0 million also remained flat at 14.

        Maintenance.    Our maintenance revenues represent the ratable recognition of fees to enroll and renew licensed products in our maintenance programs. These fees are typically charged annually and are based on the license fees initially paid by the customer. Maintenance revenues can fluctuate based on the number and timing of new license contracts, renewal rates and price increases.

        For fiscal 2009, maintenance revenues increased $13.4 million to $350.2 million, or 4.0%, compared to fiscal 2008. These increases were primarily driven by annual maintenance agreement renewals with associated price increases, the continued migration of our customers, primarily in our EMEA region, to new Lawson Bronze or Silver maintenance agreements, as well as maintenance agreements associated with new customers. These increases were somewhat offset by slightly higher cancellation rates as a result of the global economic downturn.

        Maintenance revenues for fiscal 2008 increased $45.1 million to $336.8 million, or 15.5%, compared to fiscal 2007. This increase was primarily driven by the migration of our customers, primarily in our EMEA region, to Lawson Total Care maintenance agreements under our comprehensive customer care program. Fiscal 2008 also benefited as compared to last year as a result of the $8.1 million fair value purchase accounting adjustment reflected in fiscal 2007 maintenance revenues, which was partially offset by a similar $1.4 million fair value adjustment in fiscal 2008, both adjustments reduced maintenance revenues in the respective periods. In addition, price increases and maintenance agreements associated with new customers also contributed to the increase in maintenance revenues. Fiscal 2008 renewal rates were stable through the year.

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

        Consulting revenues for fiscal 2009 decreased $85.5 million to $297.4 million, or 22.3%, compared to fiscal 2008. This decrease was primarily related to fewer billable consultants in fiscal 2009 as compared to fiscal 2008 as well as lower bookings for our consulting and implementation services as a result of decreased licensing activity in fiscal 2009 for both new and existing customers. This decrease in consulting revenues was experienced in all our geographies with our EMEA region showing the largest decreases of $69.8 million to $144.8 million, or 32.5%, in fiscal 2009 as compared to fiscal 2008. EMEA's consulting revenues were also negatively impacted by execution issues which contributed to lower utilization as well as experiencing a lower billable rate per hour on certain fixed-price projects. In addition, hardware revenues decreased $8.1 in fiscal 2009 compared to last year. The decrease in hardware revenues was the result of exiting this non-core component of our business during the first quarter of fiscal 2009.

        Consulting revenues for fiscal 2008 increased $30.1 million to $383.0 million, or 8.5%, compared to fiscal 2007. This was primarily attributable to a $15.8 million increase resulting from higher billable hours in the Americas and a global billing rate increase, a $6.9 million increase in third-party revenues, a $3.9 million increase resulting from a reduction in free service hours provided to customers, and $3.1 million related to the fiscal 2007 fair value purchase accounting adjustment associated with the Intentia acquisition.

        Deferred Revenue.    Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements, maintenance contracts and certain consulting arrangements as discussed above. We had total deferred revenues of $292.5 million at May 31, 2009 compared to $312.6 million at May 31, 2008.

        The following table sets forth the components of deferred revenue (in thousands):

	May 31,
	2009	2008
License fees	$55,667	$54,555
Maintenance	224,115	240,704
Consulting	12,741	17,347

Total deferred revenue	292,523	312,606
Less current portion	(279,041)	(298,509)

Deferred revenue—non-current	$13,482	$14,097

        In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance renewal cycles. Our renewal dates occur in the third and fourth quarters of our fiscal year with revenues being recognized ratably over the applicable service periods. The decrease in the fiscal 2009 balance compared to fiscal 2008, was primarily related to the impact of foreign currency exchange rates as of our billing cycle date.

Cost of Revenues

	Years Ended May 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Dollars	Percent	Dollars	Percent
	(in thousands)
Cost of revenues:
Cost of license fees	$24,361	$28,782	$26,530	$(4,421)	(15.4)%	$2,252	8.5%
Cost of maintenance	64,533	65,885	59,108	(1,352)	(2.1)	6,777	11.5
Cost of consulting	269,738	318,253	313,682	(48,515)	(15.2)	4,571	1.5

Total cost of revenues	$358,632	$412,920	$399,320	$(54,288)	(13.1)%	$13,600	3.4%

Gross profit:
License fees	$85,322	$103,374	$79,331	$(18,052)	(17.5)%	$24,043	30.3%
Maintenance	285,669	270,894	232,549	14,775	5.5	38,345	16.5
Consulting	27,705	64,738	39,188	(37,033)	(57.2)	25,550	65.2

Total gross profit	$398,696	$439,006	$351,068	$(40,310)	(9.2)%	$87,938	25.0%

Gross margin %:
License fees	77.8%	78.2%	74.9%
Maintenance	81.6%	80.4%	79.7%
Consulting	9.3%	16.9%	11.1%
Total gross margin %	52.6%	51.5%	46.8%

        Cost of License Fees.    Cost of license fees includes royalties to third-parties, amortization of acquired software and software delivery expenses. Our software solutions may include embedded components of third-party vendors for which a fee is paid to the vendor upon the sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions, which also results in a fee. The cost of license fees is higher, as a percentage of revenues, when we resell products of third-party vendors. As a result, license fees gross margins will vary depending on the proportion of third-party product sales in our revenue mix.

        Cost of license fees decreased $4.4 million to $24.4 million, or 15.4%, in fiscal 2009 compared to fiscal 2008. This decrease was primarily due to a decrease in third-party royalty fees driven by lower license fees volume and the mix of products sold in fiscal 2009 as well as a decrease in amortization expenses related to our acquired intellectual property. License fees gross margin for fiscal 2009 was down slightly at 77.8% compared to 78.2% last year due to the lower license volume.

        For fiscal 2008, cost of license fees increased $2.3 million to $28.8 million, or 8.5%, compared to fiscal 2007. This increase was primarily related to a $1.7 million increase in amortization of intellectual property, a $0.6 million increase in personnel costs related to the enhancement of our product delivery team which facilitates global license distribution and a $0.7 million increase in allocations and other costs incurred to support the higher license revenues. Partially offsetting these increases was a net $0.7 million decrease in third-party costs related to the decline in LSF upgrade transactions discussed previously. Fiscal 2008 license fees gross margin increased to 78.2% up from 74.9% in fiscal 2007 primarily due to higher license volume, improved margins on third-party products and fewer lower margin LSF upgrade transactions in our fiscal 2008 revenue mix.

        Cost of Maintenance.    Cost of maintenance includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products and the overhead costs of providing support.

        Cost of maintenance for fiscal 2009 decreased $1.4 million to $64.5 million, or 2.1%, compared to fiscal 2008. This decrease was primarily due to a $2.6 million decrease in subcontractors and other expenses related to intercompany support services, $0.6 million related to employee related costs and an $0.8 million decrease in amortization expense related to our acquired intellectual property. These decreases were somewhat offset by a $1.8 million increase in information technology and other infrastructure costs and a $0.7 million increase in third-party costs. Maintenance gross margin for fiscal

2009 was 81.6%, up from 80.4% last year, primarily as a result of continued leveraging of operational efficiencies.

        Cost of maintenance for fiscal 2008 increased $6.8 million to $65.9 million, or 11.5% compared to 2007. The increase was primarily attributable to a $5.2 million increase in employee-related costs to support a higher headcount related to improved responsiveness and resolution of customer inquiries and a $1.2 million increase in third-party costs. Maintenance gross margin for fiscal 2008 was 80.4%, up slightly from 79.7% in fiscal 2007, as revenue growth outpaced increased costs to deliver applicable service to our customers.

        Cost of Consulting.    Cost of consulting includes salaries, employee benefits, third-party consulting costs, related travel, and the overhead costs of providing implementation, installation, training and education services to customers. Cost of consulting also includes costs associated with our hardware business, which we exited in the first quarter of fiscal 2009.

        For fiscal 2009, cost of consulting decreased $48.5 million to $269.7 million, or 15.2%, as compared to last year. This decrease was primarily driven by a $27.0 million decrease in employee related costs, a $13.5 million decrease in third-party costs relating to our lower consulting revenues, a $5.1 million decrease in hardware costs associated with exiting our hardware business, a $4.7 million decrease in billable travel and a $2.3 million decrease related to information technology and other infrastructure costs. These decreases were somewhat offset by a $2.4 million increase in costs related to our managed and hosted services offerings and a $1.7 million increase in other expenses related to intercompany support services. Consulting gross margin for fiscal 2009 decreased to 9.5% compared to 16.9% in fiscal 2008 as our decrease in consulting revenues has outpaced the decrease in our cost of consulting primarily due to the timing of the employee actions taken in conjunction with our restructuring plans announced on November 18, 2008 and May 18, 2009. See Note 3, Restructuring, in Notes to Consolidated Financial Statements of this Form 10-K for more information. Certain of these actions occurred late in February 2009 and in May 2009 such that our fiscal 2009 operations did not fully benefit from the reduced headcount. We anticipate that the restructuring activities' impact on our cost of consulting will lead to improved margins in future periods.

        Cost of consulting increased $4.6 million to $318.3 million, or 1.5%, in fiscal 2008 compared to fiscal 2007. This increase resulted primarily from a $14.4 million increase in employee-related costs to support the increase in headcount related to higher business demand, a $3.9 million increase in third-party costs associated with the higher third-party revenues, and a $2.7 million increase in infrastructure costs related to our global support centers. These increases were partially offset by a $8.5 million decrease in incentive compensation resulting from lower performance compared to utilization and margin targets and certain reductions based on management's discretion, a $5.2 million decrease in amortization expense related to order backlog recorded as part of the Intentia acquisition and fully amortized in fiscal 2007, a $2.6 million decrease in settlements of customer claims paid in fiscal 2007 with no similar amount in the current year, as well as a $0.3 million decrease in stock-based compensation expense. Gross margin on consulting revenues for fiscal 2008 improved to 16.9% as compared to 11.1% for fiscal 2007 as our consulting revenues increased without a corresponding increase in our cost of consulting.

Operating Expenses

	Years Ended May 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Dollars	Percent	Dollars	Percent
	(in thousands)
Operating Expenses:
Research and development	$82,377	$85,374	$85,325	$(2,997)	(3.5)%	$49	0.1%
Sales and marketing	162,975	189,336	160,551	(26,361)	(13.9)	28,785	17.9
General and administrative	79,765	100,259	98,263	(20,494)	(20.4)	1,996	2.0
Restructuring	19,954	(731)	15,483	20,685	*NM	(16,214)	*NM
Amortization of acquired
intangibles	8,892	13,690	10,089	(4,798)	(35.0)	3,601	35.7

Total operating expenses	$353,963	$387,928	$369,711	$(33,965)	(8.8)%	$18,217	4.9%

*    NM Percentage not meaningful

        Research and Development.    Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees associated with product development, enhancements and upgrades provided to existing customers under maintenance plans and to new customers, testing, quality assurance and documentation.

        Research and development decreased $3.0 million to $82.4 million, or 3.5%, for fiscal 2009 compared to fiscal 2008. This decrease was primarily due to a decrease of $3.6 million in employee related costs, a $2.1 million decrease in third-party costs, and an $0.8 million decrease in the cost of computer leases and supplies. These increases were partially offset by a $4.1 million increase in information technology and other infrastructure costs.

        For fiscal 2008, research and development was relatively flat at $85.4 million compared to $85.3 million in fiscal 2007, an increase of less than 1.0%. Our strategic shift in outsourcing activities to lower-cost regions through our global support center resulted in an increase in our research and development efforts as a result of a net addition of headcount, without increasing our total costs.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel and overhead costs related to our sales and marketing personnel, as well as trade show activities, advertising costs and other costs associated with our Company's marketing activities.

        Sales and marketing expenses decreased $26.4 million to $163.0 million, or 13.9%, in fiscal 2009 when compared to fiscal 2008. This decrease was primarily the result of a $25.3 million decrease in employee related costs due to lower headcount and decreased sales incentive compensation due to lower license contracting in fiscal 2009 compared to fiscal 2008. The decrease in employee-related costs is net of the $1.9 million effect of a fourth quarter fiscal 2008 under accrual of sales incentive compensation in EMEA recorded in fiscal 2009. See Note 1, Nature of Business and Basis of Presentation—Fiscal 2009 Results of Operations, in Notes to Consolidated Financial Statements of this Form 10-K for more information. In addition, costs incurred for marketing programs decreased $3.3 million in fiscal 2009. These decreases were partially offset by a $3.0 million increase related to information technology and other infrastructure costs.

        Sales and marketing expenses for fiscal 2008 increased $28.8 million to $189.3 million, or 17.9%, compared to fiscal 2007. This increase was primarily due to an increase of $26.3 million in employee-related costs incurred due to an increase in headcount to support our higher level of sales in fiscal 2008 and our expanded efforts related to our target markets, a $1.3 million increase in infrastructure costs as well as additional costs incurred to support our growing sales and marketing operations.

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

        General and administrative expenses decreased $20.5 million to $79.8 million, or 20.4%, in fiscal 2009 compared to fiscal 2008. This decrease was primarily due to a $7.6 million decrease related to information technology and other infrastructure costs, including allocations, a $4.3 million decrease in employee related costs, $4.9 million related to a change in the impact of foreign currency translations in fiscal 2009 compared to fiscal 2008, a $3.3 million decrease in contractor fees as we hired additional permanent finance and accounting personnel over the course of fiscal 2008 for positions previously filled by contractors, a $1.6 million decrease in professional fees and $1.2 million related to adjustments to our pre-merger litigation reserve as certain of the related claims settled at amounts less than anticipated and our receipt of insurance settlements in the second quarter of fiscal 2009. These decreases were partially offset by a $2.0 million increase in bad debt expense.

        Fiscal 2008 general and administrative expenses increased $2.0 million to $100.3 million, or 2.0%, compared to fiscal 2007. This increase was primarily the result of a $7.2 million increase in employee-related costs, higher infrastructure costs of $4.7 million primarily related to our international operations and our global shared service centers and a $1.0 million increase in legal fees. These increases were partially offset by a $3.9 million reduction in our pre-merger litigation reserve recorded in the third quarter of fiscal 2008 (See Note 13, Commitments and Contingencies, in Notes to Consolidated Financial Statements of this Form 10-K for additional information), a $5.1 million decrease in contractor fees, and a $2.2 million decrease in accounting fees.

        Restructuring.    During fiscal 2009, we recorded restructuring charges of $20.0 million compared to a restructuring accrual reversal of $0.7 million in fiscal 2008 and $15.5 million in restructuring charges during fiscal 2007. The fiscal 2008 credit relates to adjustments to the original estimates established in the fiscal 2007 restructuring accruals discussed below.

  Fiscal 2009 Restructuring

        Fiscal 2009 Q2.    On November 18, 2008, we announced the implementation of cost reduction measures in light of the uncertainty in global economic conditions and in light of other operating margin improvement initiatives. These cost reduction initiatives included a restructuring plan which called for the reduction of approximately 200 employees throughout our global workforce and the closing of one leased facility. This reduction represented approximately 5% of our global workforce and affected all functional areas of our operations. We recorded the majority of the restructuring expenses with a pre-tax charge of approximately $7.9 million in the second quarter of fiscal 2009, including $6.1 million for severance and related benefits and $1.8 million for the exit of the leased facility.

        We had anticipated a certain level of voluntary attrition that, in conjunction with limited hiring and the actions taken under this restructuring plan, would result in an estimated 8-10% total reduction in our global workforce. However, we experienced less voluntary attrition than estimated as weakness in the global economy continued through the third quarter of fiscal 2009. Therefore, we took additional actions under the plan during the third quarter, including the reduction of 84 employees, primarily in our services organization, representing approximately 2% of our global workforce. We also exited one additional leased facility under the plan during the third quarter. These actions resulted in an additional pre-tax charge of approximately $3.4 million recorded in the third quarter of fiscal 2009 including $2.8 million for severance and related benefits and $0.6 million for lease termination fees incurred for the exit of the additional leased facility. The third quarter charge of $3.4 million together with the charge of $7.9 million recorded in the second quarter resulted in a total pre-tax charge related to the plan of approximately $11.3 million; within our original estimated range of between $9.0 million and $12.0 million. We recorded $0.2 million in adjustments to the accrual related to these actions in fiscal 2009. We do not anticipate taking any significant additional charges related to this plan in future periods. We estimate that the annualized cost savings from all actions taken in relation to this plan will be approximately $35.0 million. Actions relating to severance were substantially completed by February 28, 2009 with related cash payments expected to continue through December 2009. Payments related to the exited facilities are expected to continue through November 2011.

        Fiscal 2009 Q4.    On May 18, 2009, we initiated a plan to restructure our workforce. We are beginning a realignment of our organizational structure to provide greater focus on our targeted vertical markets. The restructuring involves the reduction of certain resources outside our targeted markets while further investing in resources that will support these markets, elimination of certain positions due to operational efficiencies and lowering costs overall in light of the current weakness in global business conditions.

        Under this plan, we will reduce our workforce by approximately 150 employees, or 4% of our global workforce, and consolidate space in certain of our leased facilities related to our international operations. Notification to employees affected by the realignment began on May 18, 2009 and personnel departures are expected to be completed by the end of the Company's third quarter of fiscal 2010. The strategic workforce realignment actions resulted in pre-tax charges of approximately $5.3 million for severance and related benefits and the consolidation of leased facilities resulted in pre-tax charges of approximately $3.8 million which we recorded in the fourth quarter of fiscal 2009. Annualized cost savings from these actions are estimated to be approximately $18.0 million. However, the Company will reinvest a portion of these savings to fund newly created positions to support a new vertical organization structure which the Company intends to implement. Hiring for the new positions is expected to occur over the course of fiscal 2010. The Company expects the majority of the severance and related benefits to be paid within the next 12 months while the leased facilities costs will be paid through December 2011.

        In relation to all restructuring activities taken in fiscal 2009, we made cash payments of $8.8 million relating to severance and related benefits and $0.8 million related to the exited facilities. As of May 31, 2009, we had a total accrual of $12.0 million for severance and related benefits and the estimated fair value of our liability for the exited facilities.

        Fiscal 2007 Restructuring.    On February 28, 2007, we completed a roadmap to improve our productivity by enhancing global sourcing capabilities and resources. This roadmap called for the rebalancing of our resources between various locations primarily in the U.S., Europe and our global support center in the Philippines and resulted in the reduction of approximately 250 employees primarily in our U.S. and European operations over the course of fiscal 2008 and the first quarter of fiscal 2009. This reduction included employees working in all areas of the Company, predominantly in consulting and research and development. In conjunction with this roadmap we recorded a charge of $11.9 million. As of May 31, 2008, we had an accrual of $4.7 million for severance and related benefits. For fiscal 2009 we paid severance and related benefits of $3.6 million. We recorded $0.2 million in adjustments to the accrual during fiscal 2009. The ending accrual balance at May 31, 2009 was $0.8 million. Actions relating to severance were completed in the first quarter of fiscal 2009; however, we expect related cash payments to continue through August 2009.

        Fiscal 2006 Restructuring.    On April 26, 2006, in conjunction with the business combination with Intentia International AB (Intentia), we approved a plan designed to eliminate employee redundancies in both Intentia and legacy Lawson.

        Fiscal 2006 Legacy Lawson.    The plan for legacy Lawson included the reduction of approximately 60 employees in the U.S. and U.K. and the exit of or reduction in space for leases in certain facilities. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and consulting. As of May 31, 2008, we had an accrual of $2.0 million for the exit or reduction of leased facilities. For fiscal 2009, cash payments of $0.5 million were made related to exited facilities. The ending accrual balance at May 31, 2009 was $1.5 million for the exit or reduction of leased facilities. Actions relating to severance were completed in the first quarter of fiscal 2008. We expect cash payments related to exited facilities to continue through July 2011.

        Fiscal 2006 Intentia.    The plan for Intentia included the reduction of approximately 125 employees in the EMEA and APAC regions and the exit of or reduction in leased space. The reduction of employees included employees who worked in all functional areas of the Company. As of May 31, 2008, we had an accrual of $4.9 million for the exit or reduction of leased facilities. Cash payments of $0.8 million were made related to exited facilities in fiscal 2009. In the second quarter of fiscal 2009, a $1.6 million adjustment was made to the accrual for lease exit costs to reflect additional sub lease income not included in the original lease restructuring plan. Pursuant to the provision of Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, this adjustment has been recorded as a reduction of goodwill. See Note 2, Summary of Significant Accounting Policies-Goodwill and Other Intangible Assets. The ending balance as of May 31, 2009 was $1.5 million related to the accrual for the exit or reduction of leased space. Actions relating to severance were completed in the third quarter of fiscal 2008. We expect cash payments related to exited facilities or reduced space to continue through June 2012.

        As a result of our restructuring plans and the realignment of our workforce, we have experienced cost savings from the lower facility expenses and reduced headcount and expect these savings to continue.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles primarily relates to the on-going amortization of intangibles acquired in the Intentia merger as well as other acquisitions. For fiscal 2009, amortization decreased $4.8 million to $8.9 million, or 35.0%, as compared to fiscal 2008. This decrease was primarily due to certain intangibles being fully amortized in fiscal 2008, with no corresponding amounts recorded in fiscal 2009, and the amortization of certain intangible assets on an accelerated basis resulting in higher amortization in fiscal 2008 as compared to fiscal 2009.

        Amortization of acquired intangibles increased $3.6 million to $13.7 million in fiscal 2008, or 35.7%, compared to fiscal 2007 primarily due to certain intangibles being amortized based on estimated cash flows as compared to a straight-line bases, resulting in higher amortization expenses in fiscal 2008 as compared to fiscal 2007.

Other Income (Expenses), net

        Total other income (expense), net, consisting of interest income earned from cash, marketable securities and other investments, interest expense, and other associated costs, was a net expense of $1.1 million in fiscal 2009, net expense of $6.2 million in fiscal 2008 and net income of $12.1 million in fiscal 2007.

        The $5.1 million change in fiscal 2009 other income (expense), net, as compared to fiscal 2008 was primarily due to the impairment charges we recorded related to our investments in auction rate securities of $18.4 million in fiscal 2008. In addition, during 2009 we realized $13.8 million less of investment income primarily due to lower market interest rates and our more conservative asset allocation approach in response to economic conditions. The year-over-year decreases in our average investment balances and related investment income were also the result of our investments in auction rate securities being sold in the first quarter of fiscal 2009, as well as a decrease in our investments in marketable securities during fiscal 2009. We have transitioned our investments to cash and cash equivalents, primarily treasuries and money market funds, and as a result we have experienced lower yields in fiscal 2009 as compared to fiscal 2008. We anticipate that these lower interest yields will continue through fiscal 2010. In addition, interest expense decreased $0.9 million in fiscal 2009 compared to last year. Upon adoption of FSP APB 14-1 beginning on June 1, 2009, we will record additional non-cash interest expense of approximately $8.3 million in fiscal 2010 relating to our senior convertible notes.

        The $18.3 million decrease in fiscal 2008 other income (expense), net, as compared to fiscal 2007 was primarily due to the $18.4 million other-than-temporary impairment charge we recorded related to our investments in auction rate securities and a $4.7 million increase in interest expense primarily related to interest on our $240.0 million senior convertible notes issued in April 2007. These decreases were partially offset by an increase in interest income of $4.6 million, resulting from higher average investment balances in fiscal 2008 compared to fiscal 2007.

Provision for Income Taxes

        For fiscal 2009 our global provision for income taxes was $24.7 million as compared to $31.2 million for fiscal 2008. Our global provision decreased primarily due to the non-recurrence of a fiscal 2008 capital loss on an other-than-temporary impairment charge on auction rate securities for which no tax benefit was expected. Our effective income tax rate for fiscal 2009 was 56.6%. The rate for the year was positively impacted by 7.8% for discrete items related to the release of valuation allowances in various foreign jurisdictions in which it is now more likely than not that certain tax benefits associated with our deferred tax assets will be utilized prior to expiration. Our effective rate for the year was also negatively impacted by 29.3% for unbenefited foreign losses. See Note 12, Income Taxes, in Notes to Consolidated Financial Statements of this Form 10-K for our full rate reconciliation.

        In addition, during fiscal 2009, we recorded income tax benefits of $0.7 million for tax deductions in excess of historical book deductions related to employee stock option exercises, as compared to $2.7 million in fiscal 2008. These tax benefits, which decreased current income taxes payable and increased additional paid-in capital by equal amounts, had no effect on our provision for income taxes; however, it did result in a decrease in the amount of our cash tax payments.

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

        In April 2006, the Company acquired Intentia. As of the date of the acquisition, many of the Intentia legal entities had deferred tax assets for which which future realization of tax benefits was uncertain and therefore had a full valuation allowance applied against them. Under the provisions of SFAS 109, if acquired deferred tax assets are ultimately expected to be realized and related valuation allowances are reversed this will not result in a tax benefit but rather a reduction of goodwill. However, with our adoption of SFAS 141(R) in fiscal 2010, any future release of valuation allowances originally recorded through purchase accounting in relation to our acquisitions will be included as a benefit in our tax provision rather than as an adjustment to goodwill.

Liquidity and Capital Resources

	As of and for the Years Ended May 31,			% Change	% Change
				2009 vs. 2008	2008 vs. 2007
	2009	2008	2007
		(in thousands)
Cash Flow
Cash provided by operating activities	$71,288	$81,639	$98,543	(13.0)%	(17.2)%
Cash provided by (used in) investing activities	$13,219	$(27,287)	$(11,488)	*NM	137.5%
Cash provided by (used in) financing activities	$(99,917)	$(97,247)	$173,766	2.5%	*NM
Capital Resources
Working capital	$213,996	$261,072	$324,616	(18.0)%	(19.6)%
Cash and cash equivalents, marketable securities and short-term investments	$414,815	$485,810	$553,836	(14.6)%	(12.3)%

*
NM Percentage not meaningful

        As of May 31, 2009, we had $414.8 million in cash, cash equivalents and $214.0 million in working capital. Our most significant source of operating cash flows is derived from license fees, maintenance and consulting fees related to services provided to our customers. Days sales outstanding (DSO), which is calculated on net receivables at period-end divided by revenue for the quarter times 90 days in the quarter, was 74 and 71 as of May 31, 2009 and May 31, 2008; respectively. The increase in DSO is primarily the result of our lower revenues this year compared to fiscal 2008 which more than offset the reductions in our accounts receivable balance. Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services, and facilities.

        We believe that cash flows from operations, together with our cash and cash equivalents, will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities, investments and share repurchases for the foreseeable future. As part of our business strategy, we may use cash to acquire companies or products from time-to-time to enhance our product lines, which could have a material effect on our capital resources.

Cash Flows from Operating Activities

        Net cash provided by operating activities in fiscal 2009 was $71.3 million. Our fiscal 2009 sources of cash included our net income of $18.9 million which included non-cash charges of $40.9 million for depreciation and amortization, $8.5 million related to stock-based compensation and an $8.4 million provision for estimated warranty costs and doubtful accounts. Offsetting these sources of cash was a $3.6 million non-cash reduction in deferred income taxes and $1.2 million used for working capital purposes. The cash uses for working capital purposes included a $21.7 million decrease in our deferred revenue primarily related to the impact of foreign currency exchange rates as of our billing cycle date, a $7.7 million decrease in accounts payable primarily due to lower costs in fiscal 2009 over fiscal 2008 and $7.4 million related to an increase in prepaid expenses and other current assets. These working capital uses of cash were partially offset by a $25.8 million decrease in accounts receivable due to lower revenue volume and our collection of customer accounts and maintenance billings, $6.7 million related to an increase in our accrued and other liabilities and $2.9 million related to income taxes payable/receivable.

        Net cash provided by operating activities in fiscal 2008 was $81.6 million. In addition to our net income of $13.7 million, which included non-cash charges of $44.6 million for depreciation and amortization and $6.7 million related to stock-based compensation, the $18.4 million impairment charge related to our investments in auction rate securities, a net $7.5 million provision for warranty and doubtful accounts, and an $8.6 million increase related to deferred income taxes. These sources of cash were partially offset by a net $15.4 million used for working capital purposes. The $15.4 million in cash used for working capital purposes included a $33.6 million decrease in accrued and other liabilities primarily related to a reduction in our pre-merger litigation and restructuring reserves as well as a decrease in our value added tax (VAT) payable, a $19.5 million increase in prepaid expenses reflecting an increase in VAT receivable relating to our Switzerland based shared service center, and a $6.4 million increase in trade accounts receivable related to a number of new customers' large contracts entered into in the second half of fiscal 2008 and a net increase in maintenance billings. These working capital uses of cash were mostly offset by $34.2 million in cash provided by deferred revenue and customer deposits related to deferrals of certain significant contracts and higher fourth quarter fiscal 2008 maintenance billings and an increase in prepaid license fees and a $9.9 million increase in income taxes payable.

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

Cash Flows from Investing Activities

        Net cash provided by investing activities was $13.2 million for fiscal 2009. The sources of cash included $50.7 million in proceeds from the sale of our investments in auction rate securities and the sale or maturity of marketable securities. These sources of cash were somewhat offset by the $29.3 million of cash used to purchase property and equipment primarily investments in our global information technology and business system infrastructure as well as expanding our off shore capacity and an $8.1 million increase in restricted cash, primarily due to the $9.1 million held in our segregated brokerage account at Lehman OTC Derivatives Inc. (Lehman OTC) in connection with our accelerated share repurchase transaction. See Note 9, Common Stock, in Notes to Consolidated Financial Statements of this Form 10-K.

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

Cash Flows from Financing Activities

        Net cash used for financing activities was $99.9 million for fiscal 2009. Financing activities for the period were primarily related to the $103.0 million used to repurchase shares of our common stock pursuant to our Board authorized share repurchase program including an accelerated share repurchase transaction we entered into in July 2008 (see Note 9, Common Stock, in Notes to Consolidated

Financial Statements of this Form 10-K), $2.8 million used to make principal payments on our long term debt and capital lease obligations. These uses of cash were partially offset by $5.2 million in proceeds from the exercise of stock options and the issuance of shares of our common stock under our employee stock purchase plan.

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

Effect of Exchange Rate Changes

        In fiscal 2009, changes in foreign currency exchange rates resulted in a $4.9 million decrease in our cash and cash equivalents. Exchange rate changes increased our cash and cash equivalents by $4.1 million and $3.0 million in fiscal 2008 and 2007; respectively.

Credit Facilities

        We have a credit facility that was entered into by the former Intentia on November 1, 2004 and assumed by Lawson. The facility consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $5.2 million (40.0 million SEK). The facility is collateralized by a corporate letter of guarantee by Lawson Software, Inc. As of May 31, 2009, less than $0.2 million was outstanding under the guarantee line and approximately $5.0 million was available under the guarantee line.

Senior Convertible Notes

        In April 2007, we issued $240.0 million of senior convertible notes with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012. The notes bear interest at a rate of 2.5% per annum payable semi-annually in arrears, on April 15 and October 15 of each year, beginning October 15, 2007. The notes do not contain any restrictive financial covenants. The notes are convertible, at the holder's option, into cash and, if applicable, shares of our common stock based on an initial conversion rate of 83.2293 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $12.02 per share (which reflects a 35.0% conversion premium based on the closing sale price of $8.90 per share of Lawson common stock as reported by NASDAQ on April 17, 2007). At the issuance of these notes, we simultaneously entered into separate agreements to purchase call options and sell warrants. As discussed below, we exercised our right to terminate the call options and the warrants on October 10, 2008 which are referred to below as "note hedge transaction and a warrant transaction." In connection with the issuance of the notes, we entered into a registration rights agreement with the initial purchasers of the notes. On August 16, 2007, we filed the shelf registration statement, which became effective on that date. See Note 7, Long-Term Debt and Credit Facilities, and Note 2, Summary of

Significant Accounting Policies-Recent Accounting Pronouncements, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

        We had certain business relationships with Lehman OTC, including a convertible note hedge transaction and a warrant transaction both entered into as part of the issuance of our senior convertible notes and an accelerated share repurchase transaction (see, Repurchase of Common Shares, below for additional information.) On September 15, 2008, Lehman Brothers Holdings Inc. (Lehman Holdings) filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. Subsidiaries of Lehman Holdings, including Lehman Brothers Inc. (Lehman Brothers) and Lehman OTC, were not included in the filing. On September 19, 2008, Lehman Brothers was placed in liquidation under the Securities Investor Protection Act. In addition, on October 3, 2008, Lehman OTC also filed for Chapter 11 bankruptcy.

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

        The bankruptcy filings of Lehman Holdings, as guarantor under the convertible note hedge transaction, and the bankruptcy filing by Lehman OTC were events of default under the hedge transaction and warrant agreements. As a result of these defaults, we exercised our rights to terminate both the hedge transaction and the warrant transaction on October 10, 2008. As a result of our termination of the hedge transaction, terms of the original transaction provided us the right to seek recovery from Lehman OTC equal to the termination-date fair value of the common stock option instrument we issued in connection with the hedge transaction. At the time of termination, the instrument ceased being a hedge instrument and was effectively replaced by our claim against Lehman OTC. Accordingly, during the second quarter of fiscal 2009 we recorded this claim against Lehman OTC as an asset. On June 4, 2009, counsel for Lehman Holdings and Lehman OTC demanded payment from us of the termination-date fair value of the warrant, asserted that in the contracts we have waived the right to setoff against the amounts owed to us under the hedge transaction and claimed we violated the bankruptcy stay in asserting setoff rights. We have refused payment and contend that the contracts and the U.S. Bankruptcy Code give us legal rights in this dispute.

        For financial reporting purposes, we estimated the fair value of the hedge transaction asset and the warrant liability using the Black-Scholes option pricing model and considered the credit risk of Lehman OTC. These terminations resulted in a decrease in stockholders' equity equal to the net amount of the recorded asset and liability. The fair value of these obligations recorded for financial reporting purposes may differ from the values ultimately determined in various legal proceedings, including actions of the U.S. bankruptcy court. If the ultimate settlement of either of these obligations differs from the recorded amounts, we will be required to recognize any related gain or loss in our results of operations in the period such settlement is known. As of May 31, 2009, our claim against Lehman Holdings and Lehman OTC and Lehman Holdings' and Lehman OTC's claim against us had not been settled.

        The terms of the senior convertible notes and the rights of note holders are not affected by the status of Lehman Holdings or Lehman OTC or by any termination of the hedge transaction or warrant.

Restricted Cash

        We had $11.0 million held as restricted cash as of May 31, 2009 of which $9.2 million and $1.8 million have been classified as current and non-current assets respectively, on our Consolidated Balance Sheets. The current portion relates primarily to the $9.1 million held in our segregated brokerage account at Lehman OTC. See Note 9, Common Stock, in Notes to Consolidated Financial Statements of this Form 10-K for additional information. The remainder of the restricted cash balance relate to various collateral arrangements related to our property leases worldwide.

        The $2.8 million balance as of May 31, 2008 related to various guarantees. Of the $2.8 million, $0.8 million was classified as current and the remaining $2.0 million was classified as non-current on our Consolidated Balance Sheets.

Auction Rate Securities

        As of May 31, 2008, we held a total of $45.2 million in short-term investments in auction rate securities reflecting an $18.4 million impairment from their original par value of approximately $63.7 million. These investments were governed by our investment policy, the objective of which is to provide as high a level of current income as is consistent with preservation of capital and the maintenance of liquidity. Approved investments include U.S. Government securities and investments in corporations and municipalities rated AA or higher, including investments in auction rate securities. Our investments in auction rate securities represented interests in collateralized debt obligations and were supported primarily by high grade, short-term commercial paper.

        During fiscal 2008, uncertainties in the credit markets had a significant effect on our holdings in auction rate securities. Auctions related to our investments in auction rate securities became unsuccessful and liquidity issues relating to these investments resulted in a decline in the fair value of our portfolio of auction rate securities. This resulted in our recording impairment losses related to these investments.

        On July 7, 2008, we sold our auction rate securities portfolio for $45.2 million in cash, the carrying value as of May 31, 2008. In light of this transaction, the $2.9 million of impairment losses previously recorded in the second and third quarters of fiscal 2008 and originally determined to be temporary and reflected in a separate component of stockholders' equity were reclassified as other-than-temporary and included in our results of operations for fiscal 2008. As a result, we recorded an impairment charge of approximately $18.4 million for fiscal 2008 which was included in other income (expense), net in the accompanying Consolidated Statements of Operations. In addition, we reclassified the presentation of our auction rate securities to short-term investments on the accompanying Consolidated Balance Sheets of May 31, 2008.

Repurchase of Common Shares

        Our Board of Directors approved a share repurchase program of up to $100.0 million of common stock in November 2006, and on July 10, 2008, increased the maximum authorized for repurchase under the program to $400.0 million. The share repurchases are funded using our existing cash balances and future cash flows and may occur through transactions structured through investment banking institutions as permitted by securities laws and other legal requirements, open market purchases, privately negotiated transactions and/or other mechanisms. Our share repurchase program allows us to repurchase shares at our discretion and market conditions influence the timing of the buybacks and the number of shares repurchased. There can be no assurance as to the amount, timing or repurchase price of future repurchases, if any, related to the share repurchase program. The program may also be modified, extended or terminated by our Board of Directors at any time. From inception of the repurchase program through May 31, 2009, we used $263.5 million to repurchase 31.7 million shares at an average price of $8.32 per share. The repurchased shares are recorded as treasury stock and result in a reduction to our stockholders equity. The shares will be used for general corporate purposes. As of May 31, 2009, the maximum dollar value of shares that may yet be purchased under this program was $136.5 million.

        During the fourth quarter of fiscal 2009, we repurchased an aggregate of 2.2 million shares of our common stock at an average price of $5.43 per share under the share repurchase program. Of these shares, 1.6 million were purchased in four private transactions from May 1, 2009 through May 12, 2009 from an affiliate of Dr. Romesh Wadhwani, our co-chairman and a member of our Board of Directors at an average price of $5.55 per share. We repurchased these shares at a 2% discount from the closing market price of our common stock on the respective dates of purchase. As required under our Corporate Governance policy, these related party transactions were approved by our Audit Committee and the other disinterested members of our Board of Directors.

        During the first quarter of fiscal 2009 we purchased 11.5 million shares through an accelerated share repurchase transaction (the ASR) that we entered into with Lehman OTC on July 15, 2008. Pursuant to the ASR transaction, we were to repurchase a variable number of shares of our outstanding common stock from Lehman OTC for $100.0 million. The final per share purchase price and the total number of shares to be repurchased under the ASR transaction were to be based generally on the volume-weighted average price of Lawson's common stock during the term of the agreement. The average price per share of the shares purchased under the ASR transaction was $7.93, which was inclusive of $9.1 million which is still held in our segregated brokerage account at Lehman OTC.

        Lehman OTC delivered 11.5 million shares of our common stock to us through August 7, 2008. Under the agreement, Lehman OTC was obligated to deliver additional shares to us at maturity of the transaction based on the final per share purchase price and the total number of shares repurchased as determined primarily by the volume-weighted average price of our common stock during the term of the agreement. The agreement further required that Lehman post cash collateral to a segregated brokerage account in our name in an amount equal to the value of the additional shares, or net cash, due to us if the ASR were terminated as of the current date. Upon an event of default by Lehman OTC, pursuant to our rights under the ASR, we issued a notice of default to Lehman OTC on September 24, 2008 and terminated the ASR agreement and requested the distribution of all $9.1 million of funds held in our segregated brokerage account at Lehman Brothers. As of May 31, 2009, we continue to seek the transfer of such funds to a new account in accordance with procedures established by the trustee appointed to oversee the liquidation of Lehman Brothers. We believe these funds are free credit balances that we are entitled to receive from the trustee. As of the date of this filing we had not yet received these funds, but have recorded them as restricted cash on our Consolidated Balance Sheets as of May 31, 2009. We believe that we are entitled to receive an additional $1.9 million from Lehman OTC pursuant to the terms of the ASR agreement related to additional cash collateral that should have been posted to our segregated brokerage account. Lehman OTC failed to post that $1.9 million amount to our segregated brokerage account. We do not know if the bankruptcy trustee will allow our $1.9 million claim for that amount. However, if the bankruptcy trustee allows our claim, collection of all or any portion of the $1.9 million is uncertain because that claim is not secured by any collateral or segregated account. Accordingly, we have not recorded this additional $1.9 million as an asset in our Consolidated Balance Sheets as of May 31, 2009. We previously received the 11.5 million shares repurchased under the ASR.

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

        Included in the repurchases in fiscal 2008 were 1.1 million shares purchased from the Lawson Family Investment Company, Ltd., an entity affiliated with H. Richard Lawson, founder, co-chairman and a director of the Company. In addition, 2.9 million shares were purchased from Symphony Technology Group a principal stockholder of Lawson, an affiliate of Dr. Wadhwani. Dr. Wadhwani is the founder and managing partner of Symphony Technology Group. These shares were purchased at $9.20 per share.

Disclosures about Contractual Obligations and Commercial Commitments

        The following summarizes our contractual obligations and commercial commitments as of May 31, 2009, and the effect these obligations and commitments are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
Balance sheet contractual obligations:
Long-term debt	$244,385	$2,603	$241,782	$—	$—
Interest on long-term debt	18,242	6,178	12,064	—
Capital leases	3,999	2,229	1,533	237	—

Total balance sheet contractual obligations	266,626	11,010	255,379	237	—

Other contractual obligations:
Operating leases	80,781	26,733	37,326	11,441	5,281
Purchase obligations(1)	8,349	5,672	2,532	145	—

Total other contractual obligations	89,130	32,405	39,858	11,586	5,281

Total contractual obligations(2)	$355,756	$43,415	$295,237	$11,823	$5,281

(1)
Our purchase obligations represent those commitments greater than $50,000.

(2)
Total unrecognized tax benefits of $7.9 million are not included in the above table as we are unable to reasonably estimate when these amounts will ultimately be settled. See Note 12, Income Taxes, in Notes to Consolidated Financial Statements of this Form 10-K for additional information.

Off-Balance-Sheet Arrangements

        As of May 31, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. We do not use off-balance-sheet arrangements with unconsolidated entities, related parties or other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

        We have entered into operating leases for most of our U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of May 31, 2009, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2009 and 2018. Rent expense under operating leases for fiscal 2009, 2008 and 2007 was $26.9 million, $31.4 million and $27.0 million, respectively. Future minimum lease payments under our operating leases as of May 31, 2009 are included above under Disclosures about Contractual Obligations and Commercial Commitments.

Recent Accounting Pronouncements

        In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will impact the accounting associated with our $240.0 million senior convertible notes. This FSP will require us to recognize significant additional (non-cash) interest expense based on the market rate for similar debt instruments that do not contain a comparable conversion feature. Furthermore, it requires recognition of interest expense in prior periods pursuant to the retrospective accounting treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 (our fiscal 2010) and early adoption is not permitted. Upon adoption of FSP APB 14-1 beginning on June 1, 2009 we will record additional non-cash interest expense of approximately $7.2 million to $8.8 million annually or $1.8 million to $2.4 million per fiscal quarter.

        In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 (our fiscal 2010) and early adoption is prohibited. We do not believe that the impact of FSP 142-3 will have a material impact on the useful lives of our intangible assets or on our financial position, results of operations, or cash flows.

        In December 2007, the FASB issued SFAS 141(R) which will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) establishes principles and requirements for the recognition and measurement of identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Some of the changes, such as the accounting for contingent consideration and exclusion of transaction costs from acquisition accounting may introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 (our fiscal 2010). With the adoption of SFAS 141(R), our accounting for future business combinations will change on a prospective basis beginning with any business combination for which the acquisition date is in the first quarter of fiscal 2010. In addition, any restructuring liabilities established in connection with integration of an acquired entity will generally have a negative impact on our future operating results as they will not be accounted for as part of the business combination but will be expensed when incurred. In relation to previous acquisitions, the provisions of SFAS 141(R) will require any release of existing income tax valuation allowances initially established through purchase accounting to be included in our earnings rather than as an adjustment to goodwill. This would have the effect of reducing our income tax provision in future periods when such valuation allowances are reversed.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB no. 51 (SFAS 160). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a separate component of equity rather than as a liability. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (our fiscal 2010). We do not expect the adoption of SFAS 160 to have a material impact on our financial position, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Foreign Currency.    Our market risk includes the potential loss arising from adverse changes in foreign currency exchange rates. For fiscal 2009, approximately 43.3% of our revenue was denominated in a foreign currency.

        We manage foreign currency market risk using forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Increases or decreases in our foreign currency exposures are expected to be offset by gains or losses on forward contracts. This is expected to mitigate the possibility of significant foreign currency transaction gains or losses in future periods. Our foreign currency exposures are primarily related to non-functional currency intercompany loans and advances to/from our international subsidiaries as well as non-functional currency transactions, included in other balance sheet accounts particularity accounts receivable, accounts payable and certain accrual accounts.

        We do not use forward contracts for trading purposes. In fiscal 2009 and prior years, we have not designated these derivative contracts as hedge transactions under SFAS No. 133 Accounting Derivative Instruments and Hedging Activities, as amended, (SFAS 133), and have not used hedge accounting. Our foreign currency forward contracts are generally short term in nature, maturing within 90 days or less. We mark to market all contracts at the end of each reporting period. These unrealized gains and losses largely offset gains and losses from non-functional currency balance sheet exposures previously recognized and are recorded as an offset to such gains and losses in general and administrative expenses in our Consolidated Statements of Operations. Our net realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. We recorded net foreign exchange gains inclusive of the impact of foreign currency forward contracts of $1.0 million for fiscal 2009, net losses of $2.5 million for fiscal 2008 and net gains of $1.5 million for fiscal 2007, respectively. The corresponding net gains of $8.5 million, net losses of $10.2 million, and net gains of $0.6 million in realized and unrealized gains from foreign currency forward contracts were included in the accompanying Consolidated Statements of Operations during fiscal 2009, 2008 and 2007; respectively. The net fair value of our foreign currency forward contracts was a net liability of $0.5 million as of May 31, 2009 and a net asset of $0.4 million as of May 31, 2008 and was included in other accrued liabilities and prepaid expenses and other current assets, respectively on our Consolidated Balance Sheets.

        Interest Rates.    Our investments consist of financial instruments, primarily money market funds and highly liquid debt securities of corporations, and the U. S. Government and Agencies. As of May, 31, 2009, these investments were primarily denominated in U.S. Dollars. Investments with original maturities of three months or less are classified as cash and cash equivalents. As of May 31, 2009, the average maturity of our investment securities was less than three months and all investment securities had maturities less than 24 months. As of May 31, 2009, we consider the reported amounts of these investments to be reasonable approximations of fair values. We do not consider changes in the market interest rates related to these investments to be a significant risk.

        We are also exposed to interest rate risk with respect to our senior convertible notes due April 15, 2012. The fair value of our convertible senior notes may be adversely impacted due to a rise in interest rates. Our senior convertible notes bear interest at a fixed rate of 2.50% per year. As of May 31, 2009, the carrying value of our convertible senior notes was $236.4 million, including $3.6 million of deferred debt issuance costs, and the fair value was approximately $204.6 million.

Item 8.    Consolidated Financial Statements and Supplementary Data

        The information required by this Item is included in Part IV Item 15(a)(1) and (2).

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of May 31, 2009.

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

        We conducted an assessment of the effectiveness of our internal control over financial reporting as of May 31, 2009, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. This assessment was based on the guidelines set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this evaluation, management concluded that our internal control over financial reporting was effective as of May 31, 2009.

        Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of May 31, 2009. See Part IV, Item 15(a)—Financial Statements—Report of Independent Registered Public Accounting Firm, of this Form 10-K.

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None.

 Part III

        The information required by Part III, Items 10 through 14, is incorporated by reference from our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (the Proxy Statement), which we will file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of May 31, 2009, the end of our fiscal year covered by this Annual Report on Form 10-K. Except for those portions specifically incorporated in this Form 10-K by reference to our Proxy Statement, no other portions of our Proxy Statement are deemed to be filed as part of this Form 10-K.

Item 10.    Directors and Executive Officers of the Registrant and Corporate Governance

        The information required by this Item as to our directors is incorporated by reference from information appearing in our Proxy Statement under the headings "Proposal Number 1—Election of Directors, Nominees and Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee Report." The information concerning our executive officers required by this item is included in Part I hereof under the heading "Executive Officers."

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        The following table reflects information related to our equity compensation plans as of May 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted- Average-Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(3)
Plans Approved by Stockholders	15,810,480	$6.03	35,699,991
Plans Not Approved by Stockholders	—	—	—

Total	15,810,480	$6.03	35,699,991

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

Item 13.    Certain Relationships and Related Transactions and Director Independence

        Information required by this item is contained in the sections entitled "Certain Relationships and Related Transactions" and "Director Independence" in our Proxy Statement and is incorporated herein by reference.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAWSON SOFTWARE, INC.
	By:	/s/ ROBERT A. SCHRIESHEIM Robert A. Schriesheim Executive Vice President and Chief Financial Officer (principal financial officer)
Dated: July 9, 2009
	By:	/s/ STEFAN B. SCHULZ Stefan B. Schulz Senior Vice President of Finance (principal accounting officer)
Dated: July 9, 2009

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

Signature	Title	Date

/s/ H. RICHARD LAWSON H. Richard Lawson	Director, Co-Chairman	July 13, 2009
/s/ ROMESH WADHWANI Romesh Wadhwani	Director, Co-Chairman	July 13, 2009
/s/ HARRY DEBES Harry Debes	President and Chief Executive Officer and Director (principal executive officer)	July 9, 2009
/s/ STEVEN CHANG Steven Chang	Director	July 13, 2009

Signature	Title	Date

/s/ DAVID R. HUBERS David R. Hubers	Director	July 13, 2009
/s/ MICHAEL A. ROCCA Michael A. Rocca	Director	July 13, 2009
/s/ PAUL WAHL Paul Wahl	Director	July 13, 2009
/s/ PETER GYENES Peter Gyenes	Director	July 13, 2009
/s/ ROBERT A. SCHRIESHEIM Robert A. Schriesheim	Executive Vice President and Chief Financial Officer and Director (principal financial officer)	July 9, 2009

Index to Financial Statements and Financial Statement Schedules—Item 15(a) 1-2

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lawson Software, Inc

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows present fairly, in all material respects, the financial position of Lawson Software, Inc. and its subsidiaries at May 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Controls and Procedures appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 2, effective June 1, 2007, the Company changed the manner in which it accounts for uncertain income tax positions.

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

/s/ PRICEWATERHOUSECOOPERS LLP PricewaterhouseCoopers LLP Minneapolis, Minnesota July 15, 2009

LAWSON SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	May 31, 2009	May 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$414,815	$435,121
Restricted cash—current	9,208	746
Marketable securities—current	—	5,453
Short-term investments	—	45,236
Trade accounts receivable, net	152,666	184,047
Income taxes receivable	4,242	10,309
Deferred income taxes—current	18,909	16,839
Prepaid expenses and other current assets	52,255	44,470

Total current assets	652,095	742,221
Restricted cash—non-current	1,786	2,038
Property and equipment, net	55,641	45,044
Goodwill	470,274	546,578
Other intangible assets, net	91,701	120,194
Deferred income taxes—non-current	49,565	35,907
Other assets	13,903	18,614

Total assets	$1,334,965	$1,510,596

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Long-term debt—current	$4,591	$3,849
Accounts payable	14,018	23,481
Accrued compensation and benefits	73,976	89,733
Income taxes payable	4,513	8,860
Deferred income taxes—current	5,652	7,399
Deferred revenue—current	279,041	298,509
Other current liabilities	56,308	49,318

Total current liabilities	438,099	481,149
Long-term debt—non-current	243,355	244,734
Deferred income taxes—non-current	16,827	12,529
Deferred revenue—non-current	13,482	14,097
Other long-term liabilities	14,781	14,528

Total liabilities	726,544	767,037

Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 750,000 shares authorized; 201,808 and 201,025 shares issued, respectively; 161,476 and 173,825 shares outstanding at May 31, 2009 and May 31, 2008; respectively	2,018	2,010
Additional paid-in capital	845,522	838,141
Treasury stock, at cost; 40,332 and 27,200 shares at May 31, 2009 and May 31, 2008; respectively	(324,651)	(225,598)
Retained earnings	50,379	31,462
Accumulated other comprehensive income (loss)	35,153	97,544

Total stockholders' equity	608,421	743,559

Total liabilities and stockholders' equity	$1,334,965	$1,510,596

The accompanying Notes are an integral part of the Consolidated Financial Statements

LAWSON SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended May 31,
	2009	2008	2007
Revenues:
License fees	$109,683	$132,156	$105,861
Maintenance	350,202	336,779	291,657
Consulting	297,443	382,991	352,870

Total revenues	757,328	851,926	750,388

Cost of revenues:
Cost of license fees	24,361	28,782	26,530
Cost of maintenance	64,533	65,885	59,108
Cost of consulting	269,738	318,253	313,682

Total cost of revenues	358,632	412,920	399,320

Gross profit	398,696	439,006	351,068

Operating expenses:
Research and development	82,377	85,374	85,325
Sales and marketing	162,975	189,336	160,551
General and administrative	79,765	100,259	98,263
Restructuring (Note 3)	19,954	(731)	15,483
Amortization of acquired intangibles	8,892	13,690	10,089

Total operating expenses	353,963	387,928	369,711

Operating income (loss)	44,733	51,078	(18,643)
Other income (expense), net:
Interest income	6,282	20,086	15,500
Interest expense	(7,939)	(8,844)	(4,134)
Impairment and other income (expense), net	532	(17,455)	740

Total other income (expense), net	(1,125)	(6,213)	12,106

Income (loss) before income taxes	43,608	44,865	(6,537)
Provision for income taxes	24,691	31,158	14,400

Net income (loss)	$18,917	$13,707	$(20,937)

Net income (loss) per share:
Basic	$0.12	$0.08	$(0.11)

Diluted	$0.11	$0.08	$(0.11)

Weighted average common shares outstanding:
Basic	164,011	177,283	186,363

Diluted	166,393	180,580	186,363

The accompanying Notes are an integral part of the Consolidated Financial Statements

LAWSON SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common						Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Retained Earnings		Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at May 31, 2006	185,651	$1,961	$800,168	$(69,237)	$(131)	$38,692	$20,206	$791,659	$33,244

Issuance of restricted stock, net	(16)	—	—	(110)	—	—	—	(110)
Stock-based compensation	—	—	7,651	—	—	—	—	7,651
Reclassification of deferred stock-based compensation to APIC	—	—	(131)	—	131	—	—	—
Exercise of stock options and warrants	3,283	33	11,416	—	—	—	—	11,449
Tax benefit from stockholder transactions	—	—	3,123	—	—	—	—	3,123
Employee stock purchase plan	436	—	1,705	1,010	—	—	—	2,715
Repurchase of common stock	(6,375)	—	—	(54,870)	—	—	—	(54,870)
Sale of stock warrants	—	—	34,176	—	—	—	—	34,176
Purchase of call options	—	—	(57,696)	—	—	—	—	(57,696)
Tax benefit on purchase of call options	—	—	22,328	—	—	—	—	22,328
Change in net unrealized gains/losses on investments, net of taxes	—	—	—	—	—	—	27	27	$27
Translation adjustment	—	—	—	—	—	—	15,713	15,713	15,713
Net loss	—	—	—	—	—	(20,937)	—	(20,937)	(20,937)

Balance at May 31, 2007	182,979	$1,994	$822,740	$(123,207)	$—	$17,755	$35,946	$755,228	$(5,197)

Issuance of restricted stock, net	414	—	(1,171)	1,101	—	—	—	(70)
Stock-based compensation	—	—	6,743			—	—	6,743
Exercise of stock options	1,636	16	6,547	—	—	—	—	6,563
Tax benefit from stockholder transactions		—	2,534	—	—	—	—	2,534
Employee stock purchase plan	380	—	853	2,137	—	—	—	2,990
Repurchase of common stock	(11,584)	—	—	(105,629)	—	—	—	(105,629)
Tax benefit on purchase of call options	—	—	(105)	—	—	—	—	(105)
Change in net unrealized gains/losses on investments, net of taxes	—	—	—	—	—	—	25	25	$25
Translation adjustment	—	—	—	—	—	—	61,573	61,573	61,573
Net income	—	—	—	—	—	13,707	—	13,707	13,707

Balance at May 31, 2008	173,825	$2,010	$838,141	$(225,598)	$—	$31,462	$97,544	$743,559	$75,305

Issuance of restricted stock, net	3	—	(351)	351	—	—	—	—
Issuance of vested restriced stock units	—	—	(229)	229	—	—	—	—
Stock-based compensation	—	—	8,519			—	—	8,519
Exercise of stock options	783	8	2,218	—	—	—	—	2,226
Tax benefit from stockholder transactions		—	724	—	—	—	—	724
Employee stock purchase plan	558	—	(673)	3,371	—	—	—	2,698
Repurchase of common stock	(13,693)	—	—	(103,004)	—	—	—	(103,004)
Cancellation of stock warrants and call options (Note 7)	—	—	(2,356)	—	—	—	—	(2,356)
Increased tax liability due to cancellation of bond hedge (Note 7)	—	—	(471)	—	—	—	—	(471)
Pension and post retirement benefits, net of tax (Note 11)	—	—	—	—	—	—	2,934	2,934	2,934
Change in net unrealized gains/losses on investments, net of taxes	—	—	—	—	—	—	(18)	(18)	$(18)
Translation adjustment	—	—	—	—	—	—	(65,307)	(65,307)	(65,307)
Net income	—	—	—	—	—	18,917	—	18,917	18,917

Balance at May 31, 2009	161,476	$2,018	$845,522	$(324,651)	$—	$50,379	$35,153	$608,421	$(43,474)

The accompanying notes are an integral part of the Consolidated Financial Statements

LAWSON SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended May 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$18,917	$13,707	$(20,937)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,647	43,295	39,502
Amortization of debt issuance costs	1,284	1,288	133
Deferred income taxes	(3,645)	8,599	8,076
Provision for doubtful accounts	1,489	1,110	3,501
Warranty provision	6,959	6,398	2,537
Impairment on investments	—	18,414	—
Net (gain) loss on disposal of assets	—	(311)	131
Excess tax benefits from stock transactions	(648)	(2,128)	(2,457)
Stock-based compensation expense	8,519	6,743	7,652
Amortization of discounts (premiums) on marketable securities	6	(92)	(443)
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	25,843	(6,432)	14,084
Prepaid expenses and other assets	(7,351)	(19,498)	(539)
Accounts payable	(7,660)	73	(5,849)
Accrued expenses and other liabilities	6,731	(33,594)	(29,542)
Income taxes payable/receivable	2,907	9,911	(2,527)
Deferred revenue	(21,710)	34,156	85,221

Net cash provided by operating activities	71,288	81,639	98,543

Cash flows from investing activities:
Cash paid in conjunction with acquisitions, net of cash acquired	—	(20,253)	(3,575)
Change in restricted cash	(8,105)	4,660	(7,444)
Purchases of marketable securities and investments	—	(205,095)	(195,162)
Proceeds from maturities and sales of marketable securities and investments	50,657	216,393	212,209
Purchases of property and equipment	(29,333)	(22,992)	(17,516)

Net cash provided by (used in) investing activities	13,219	(27,287)	(11,488)

Cash flows from financing activities:
Principal payments on long-term debt	(1,747)	(2,267)	(1,778)
Cash proceeds from issuance of long-term debt	—	—	244,493
Payment for debt issuance costs	—	—	(6,289)
Cash proceeds from sale of stock warrants	—	—	34,176
Payment for call options	—	—	(57,697)
Payments on capital lease obligations	(1,043)	(1,379)	(1,828)
Cash proceeds from exercise of stock options	2,531	6,910	12,387
Excess tax benefit from stock transactions	648	2,128	2,457
Cash proceeds from employee stock purchase plan	2,698	2,990	2,715
Repurchase of common stock from related parties	(8,875)	(36,800)	—
Repurchase of common stock—other	(94,129)	(68,829)	(54,870)

Net cash provided by (used in) financing activities	(99,917)	(97,247)	173,766

Effect of exchange rate changes on cash and cash equivalents	(4,896)	4,053	2,988

Net increase (decrease) in cash and cash equivalents	(20,306)	(38,842)	263,809
Cash and cash equivalents at the beginning of the period	435,121	473,963	210,154

Cash and cash equivalents at the end of the period	$414,815	$435,121	$473,963

Supplemental cash flow disclosures:
Interest paid	$6,637	$6,814	$7,577
Income taxes paid	$22,087	$15,241	$12,412

The accompanying Notes are an integral part of the Consolidated Financial Statements

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of Business and Basis of Presentation

        Lawson Software is a global provider of enterprise software, services and support targeting customers in specific industries, including equipment service management and rental, fashion, food & beverage, healthcare, manufacturing & distribution, public sector (U.S.), and service industries as well as the horizontal market for our strategic human capital management product line. Lawson serves customers in three geographic regions: the Americas; Europe, Middle East, and Africa (EMEA); and Asia-Pacific, including Australia and New Zealand (APAC). We offer a broad range of software applications and industry-specific solutions that help our customers improve their business processes and reduce costs, resulting in better business or operational performance. Lawson solutions help automate and integrate business processes and promote collaboration among our customers and their partners, suppliers and employees. Through our consulting services, we help our customers implement, learn to use, upgrade and optimize their Lawson applications. Through our support services, we provide ongoing maintenance and assistance to our customers.

Basis of Presentation

        Our Consolidated Financial Statements include the accounts of the Company, our branches and our wholly-owned and majority-owned subsidiaries operating in the Americas, EMEA, and APAC. All significant intercompany accounts and transactions have been eliminated. Our subsidiaries that are not majority-owned are accounted for under the equity method. The accompanying Consolidated Financial Statements reflect all adjustments, in the opinion of management, necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items other than the adjustments, including the incentive compensation matter, described below.

Fiscal Year

        Our fiscal year is from June 1 through May 31. Unless otherwise stated, references to the years 2009, 2008 and 2007 relate to the fiscal years ended May 31, 2009, 2008 and 2007; respectively. References to future years also relate to our fiscal years ending May 31.

Fiscal 2009 Results of Operations

        Our results for fiscal 2009 include reductions to net income of approximately $2.3 million primarily as a result of $1.9 million of under accruals of sales incentive compensation recorded in the first quarter of fiscal 2009 that should have been recorded as a reduction of net income in the fourth quarter of fiscal 2008. These accruals primarily related to sales incentive compensation in EMEA. The fourth quarter fiscal 2008 under accrual was primarily due to the fact that the previous accrual methodology utilized in EMEA did not sufficiently provide for (1) overachievement of sales quotas and related higher commission rates that were achieved in EMEA in fiscal 2008 when license contracting targets were greatly exceeded by various sales personnel, and (2) sales incentives payable to sales management employees. We have taken actions, such as redesigning the sales incentive accrual process and enhancing monitoring controls, to mitigate the potential for replicating this matter. Additional out-of-period adjustments were recorded in the second quarter of fiscal 2009 that increased pre-tax operating expenses by $0.4 million, primarily related to deferred third-party costs included in costs of license fees and in the fourth quarter of fiscal 2009 that resulted in an increase in service revenues for

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

1. Nature of Business and Basis of Presentation (Continued)

the fiscal year of $0.3 million. We have determined that the impact of the sales incentive compensation under accruals and the out-of-period adjustments recorded in the second and fourth quarters were immaterial to our fiscal 2009 results of operations.

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

Adoption of New Accounting Pronouncements

        On June 1, 2008, we adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157, issued in September 2006, establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008, the FASB issued Staff Position (FSP) 157-1 and FSP 157-2. FSP 157-1 removes certain leasing transactions from the scope of SFAS 157. FSP 157-2 partially defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis (at least annually). SFAS 157 is effective for financial assets and liabilities and nonfinancial assets and liabilities that are recognized at fair value on a recurring basis in fiscal years beginning after November 15, 2007. Under FSP157-2, the effective date for non-financial assets and liabilities that are recognized at fair value on a nonrecurring basis will be fiscal years beginning after November 15, 2008 (our fiscal 2010). Our adoption of SFAS 157 for our financial assets and liabilities and nonfinancial assets and liabilities that are recognized using fair value on a recurring basis did not have a significant impact on our financial position, results of operations or cash flows. See, Fair Value Measurements, below. We are currently evaluating the impact SFAS 157 will have on our non-financial assets and liabilities that are recognized at fair value on a non-recurring basis but we do not expect it to have a material impact on our financial statements.

        Effective June 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159), which was issued in February 2007. Under SFAS 159, companies may elect to measure specified financial instruments

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The adoption of SFAS 159 did not impact our financial position, results of operations or cash flows as we did not elect to apply the fair value option to any of our currently eligible financial assets or liabilities that are not currently accounted for at fair value.

        Effective December 1, 2008, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which was issued in March 2008. SFAS 161 requires companies to provide enhanced qualitative and quantitative disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133) and its related interpretations and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. See, Derivatives, below for our applicable disclosures.

Fair Value of Financial Instruments

        Our financial instruments consist primarily of cash equivalents, marketable securities, trade accounts receivable and accounts payable and foreign currency forward contracts for which the current carrying amounts approximate fair market values, primarily due to their short periods to maturity. Our long-term debt is carried at cost. The estimated fair value of our 2.5% senior convertible notes, including current maturities, was $204.6 million as of May 31, 2009 based on quoted market prices. The remainder of our long-term debt has fair values that are not materially different from their carrying values.

Cash Equivalents

        All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Our cash equivalents consist primarily of funds held in treasuries and money market instruments. The carrying amount of cash equivalents approximates their fair value due to the short maturity of these instruments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Marketable Securities and Other Investments

        We account for our investments in marketable securities and other investments in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), which addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. We determine the appropriate classification of our investments in debt securities at the time of purchase and reevaluate such designation as of each balance sheet date. As of May 31, 2008, all marketable securities we held were classified as available-for-sale and our entire auction rate securities portfolio was classified as short-term investments. Available-for-sale securities are carried at fair value as determined by market prices/quotes, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Our investments in auction rate securities were carried at estimated fair value with related impairment recorded in 2008 classified as other-than-temporary and recognized in our Consolidated Statements of Operations. We liquidated all of our auction rate securities during 2009 as discussed below, and held no marketable securities as of May 31, 2009. The cost basis of securities sold is determined using the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

        We review potential impairment of our investments in accordance with FSP SFAS 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to determine the classification of any impairment as temporary or other-than-temporary. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive income component of stockholders' equity. Such an unrealized loss does not reduce net income for the applicable accounting period because the loss is viewed as temporary. Losses are recognized in our statement of operations when a decline in fair value is determined to be other-than-temporary. We review our investments on an ongoing basis for indications of possible impairment and proper classification of any impairment once identified. Determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The primary factors we consider in classifying the impairment include the extent and time the fair value of each investment has been below cost, the expected holding or recovery period for each investment and our intent and ability to hold each investment until recovery.

        Our investments in marketable securities were as follows for the period presented (in thousands):

	May 31, 2008
	Cost	Aggregate Fair Value	Net Unrealized Gains (Losses)
U.S. agency	$324	$325	$1
Corporate debt	5,115	5,128	13

Total marketable securities	5,439	5,453	14
Less current portion	5,439	5,453	14

Long-term marketable securities	$—	$—	$—

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        As of May 31, 2008, we held a total of $45.2 million in auction rate securities reflecting an $18.4 million impairment from their original par value of $63.7 million. Our investments in auction rate securities represented interests in collateralized debt obligations that were primarily supported by high grade, short-term commercial paper. The uncertainty in the credit markets during fiscal 2008 affected all of our holdings in auction rate securities and auctions related to our investments in auction rate securities became unsuccessful. The uncertainties in the credit markets and liquidity issues relating to these investments resulted in a decline in the fair value of our portfolio of auction rate securities. This resulted in our recording the impairment losses related to these investments.

        On July 7, 2008, we sold our auction rate securities portfolio for $45.2 million in cash, the carrying value as of May 31, 2008. In light of this transaction, the $2.9 million of impairment losses previously recorded in the second and third quarters of fiscal 2008, and originally determined to be temporary and reflected in a separate component of stockholders' equity, were reclassified as other-than-temporary and included in our results of operations for fiscal 2008. As a result, we recorded an impairment charge of approximately $18.4 million for fiscal 2008 which is included in other income (expense), net in the accompanying Consolidated Statements of Operations. In addition, we reclassified the presentation of our auction rate securities to short-term investments on the accompanying Consolidated Balance Sheets of May 31, 2008.

Property and Equipment

        Property and equipment includes equipment, office furniture and automobiles and is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which generally range from three to seven years. Property and equipment also includes leasehold improvements which are stated at cost less accumulated amortization. Amortization is computed over the shorter of the economic life or the term of the underlying facility lease, which generally ranges from three to 16 years.

        In addition, we capitalize certain costs related to our development of internal use software in accordance with the provisions of SOP 98-1. Costs capitalized during the application development stage are amortized over the software's estimated useful life, which is generally five years. During fiscal 2009, we capitalized approximately $12.3 million of costs related to programs to be used solely to meet our internal needs and we capitalized approximately $4.9 million in fiscal 2008.

        Depreciation and amortization expense related to property, plant and equipment was $17.1 million, $13.9 million and $9.9 million for fiscal 2009, 2008 and 2007; respectively.

Lease Obligations

        We recognize lease obligations with scheduled rent increases over the terms of the leases on straight-line basis in accordance with FASB Technical Bulletin 85-3, Accounting for Operating Leases with Scheduled Rent Increases. Accordingly, the total amount of base rentals over the term of our leases is charged to expense on a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability in our Consolidated Balance Sheets. As of May 31, 2009 and 2008, we had deferred rent liabilities of $2.8 million and $2.4 million; respectively, which are classified in other long-term liabilities. We also recognize capital lease obligations and record the

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

underlying assets and liabilities in our Consolidated Balance Sheets (See Note 13, Commitments and Contingencies).

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

        The significant judgments for revenue recognition typically involve determining whether collectability can be considered probable and whether fees are fixed or determinable. In addition, our transactions often consist of multiple element arrangements which typically include license fees, maintenance and support fees and consulting service fees. These multiple element arrangements must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized upon shipment, if any, and the period and conditions under which deferred revenue should be recognized.

        We recognize revenue in accordance with the provisions of the SOP 97-2 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the AICPA, and in accordance with SAB 104. We license software under non-cancellable license agreements and provide related consulting services, including training and implementation services, as well as on-going customer support and maintenance.

        When our consulting, training and implementation services 1) are not considered essential to the functionality of our software products, 2) are sold separately and also 3) are available from a number of third-party service providers, our revenues from these services are generally recorded separately from license fees and recognized as the services are performed. License fees within software arrangements, including services that do not meet any one or a combination of the three criteria listed above, are recognized in accordance with SOP 81-1, using contract accounting and the percentage-of-completion methodology based on labor hours input. Software arrangements which include certain fixed-fee service components are usually recognized as the services are performed while corresponding direct service costs to provide these services are expensed as incurred.

        From time-to-time, we enter into software arrangements that include software license, maintenance and consulting services which are considered essential to the functionality of the software. In these instances, we recognize revenue for the three revenue streams under two units of accounting, which are the (i) software license bundled together with consulting services and (ii) maintenance. For purposes of presenting revenues, we present applicable license fees, maintenance and consulting revenues in our Consolidated Statements of Operations using VSOE (or, if unavailable, other objective evidence) of fair value for the undelivered elements and assign the remainder of the arrangement fee to the license.

        The amounts of revenue and related expenses reported in the Consolidated Financial Statements may vary due to the amount of judgment required to address significant assumptions, risks and

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

uncertainties in applying the application of the percentage-of-completion methodology. Our specific revenue recognition policies are as follows:

  •
  Software License Fees—License fee revenues from end-users are recognized when the software product has been shipped, provided a non-cancellable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. Provided the above criteria are met, license fee revenues from resellers are recognized when there is a sell-through by a reseller to an end-user. A sell-through is determined when we receive an order form from a reseller for a specific end-user sale. We do not generally offer rights of return, acceptance clauses or price protection to our customers. In situations where software license contracts include rights of return or acceptance clauses, revenue is deferred until the clause expires. Typically, our software license fees are due within a 12-month period from the date of shipment. If the fee due from the customer is not fixed or determinable or includes payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In software arrangements that include rights to multiple delivered elements such as software products or specified upgrades and undelivered elements such as support or services, we allocate the total arrangement fee according to the fair value of each element using VSOE. VSOE of fair value is determined using the price charged when that element is sold separately. In software arrangements in which we have fair value of all undelivered elements but not of a delivered element, we use the residual method to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element and is recognized as revenue. In software arrangements in which we do not have VSOE of fair value of all undelivered elements, revenue is deferred until fair value is determined or all elements for which we do not have VSOE of fair value have been delivered.

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

Deferred Debt Issuance Costs

        Deferred debt issuance costs of $3.6 million and $4.9 million, net of amortization, are included in our Consolidated Balance Sheets as of May 31, 2009 and 2008, respectively, and are reflected in other assets. Deferred debt issuance costs are being amortized using the straight-line method (which approximates the effective interest method) over the estimated remaining maturity of the related convertible debt and are included in interest expense in our Consolidated Statements of Operations.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Sales Returns and Allowances

        We do not generally provide a contractual right of return. However, in the course of arriving at practical business solutions to various warranty and other claims, we have allowed sales returns and allowances. We record a provision against revenue for estimated sales returns and allowances on license and consulting revenues in the same period the related revenues are recorded or when current information indicates additional allowances are required. These estimates are based on historical experience determined by analysis of return activities, specifically identified customers and other known factors. If the historical data we utilize does not reflect expected future performance, a change in the allowances would be recorded in the period such determination is made affecting future results of operations.

        Following is a roll forward of our product warranty reserve (in thousands):

Balance, May 31, 2006	$1,988
Provision	3,050
Write-offs	(1,285)
Translation adjustment	(8)

Balance, May 31, 2007	3,745
Provision	6,398
Write-offs	(2,465)
Translation adjustment	242

Balance, May 31, 2008	7,920
Provision	6,959
Write-offs	(6,624)
Translation adjustment	(350)

Balance, May 31, 2009	$7,905

Research and Development

        Expenditures for software research and development are expensed as incurred. These expenses consist primarily of salaries, employee benefits, related overhead costs, and consulting fees associated with product development, testing, quality assurance, documentation, enhancements and upgrades for existing customers under maintenance. Such costs are required to be expensed until the point that technological feasibility of the software is established. Our software research and development costs primarily relate to our efforts during the period prior to technological feasibility and are charged to operations as incurred. To date, the time period between the establishment of technological feasibility and completion of software development has been short and no significant development costs have been incurred during that period. Accordingly, we have not capitalized any software research and development costs to date.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Advertising Expense

        We expense advertising costs as incurred. Advertising expenses of $13.0 million, $16.2 million and $12.4 million were charged to sales and marketing expenses during fiscal 2009, 2008 and 2007; respectively.

Income Taxes

        Our provision for income taxes consists of provisions for federal, state, and foreign income taxes. We operate in an international environment with significant operations in various locations outside of the United States. Accordingly, our consolidated income tax rate is a composite rate reflecting our operating results in various locations and the applicable rates.

        Significant judgment is required in determining our worldwide income tax provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Our judgments, assumptions, and estimates relative to the provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Although we believe that our estimates are reasonable, the final tax outcome of matters could be different from that which is reflected in our historical income tax provision and accruals. Such differences, if identified in future periods, could have a material effect on the amounts provided in our future Consolidated Balance Sheets and Consolidated Statements of Operations.

        In conjunction with preparing the global tax provision, we must assess temporary differences resulting from the different treatment of specific items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. As part of this process, we must also assess the likelihood that deferred tax assets will be realized from future taxable income, and based on this assessment establish a valuation allowance, if required. The determination of our valuation allowance is based upon a number of assumptions, judgments, and estimates, including historical operating results, forecasted earnings and future taxable income, and the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, except as discussed below for pre-acquisition deferred tax assets that had a pre-acquisition valuation allowance, we reflect the change with a corresponding increase or decrease to our tax provision rather than an adjustment to goodwill.

        Under the provisions of SFAS 109 and related interpretations, through fiscal 2009 reductions to the valuation allowance related to Intentia's deferred tax assets that existed as of the date of the acquisition of Intentia are first credited against goodwill, then to the other identifiable assets existing at the date of acquisition, and then, once these assets have been reduced to zero, credited to the income tax provision. A non-cash provision will be credited against goodwill for the utilization of pre-acquisition net operating losses that had been fully reserved in purchase accounting. With our adoption of SFAS 141(R) in fiscal 2010, any future release of valuation allowances recorded through purchase accounting in relation to our acquisitions will be included as a decrease in our income tax provision rather than as an adjustment to goodwill.

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

Concentrations of Credit Risks

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash equivalents consist primarily of money market instruments and highly liquid debt securities of corporations, the U.S. Government and its Agencies, with original maturities of three months or less at the date of purchase.

        We grant credit to customers in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising our customer base and their dispersion across different industries and geographic areas. No single customer accounted for 10% or more of our revenues for fiscal 2009, 2008 or 2007 or of trade accounts receivable at May 31, 2009 or 2008.

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

        Periodically, we review the status of each significant matter to assess our potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated, as defined by SFAS 5, we reflect the estimated loss in our results of operations. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available to us at that time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the accompanying Consolidated Financial Statements. As additional information becomes available, we reassess the potential liability related to any pending claims and litigation and may revise our estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on our future results of operations, financial position and cash flows.

Litigation Reserves

        The establishment of litigation reserves requires significant judgments concerning the ultimate outcome of pending litigation against us and our subsidiaries. Reserves established in the normal course

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

of business are based on the application of SFAS 5, which requires us to record a reserve if we believe an adverse outcome is probable and we are able to make a reasonable estimation of the probable loss. Reserves established in purchase accounting are based on fair value under SFAS 141, so long as fair value can be determined within the purchase price allocation period, otherwise these are determined under SFAS 5. All such reserves exclude legal costs which are expensed in the period they are incurred.

        Litigation by its nature is uncertain and the determination of whether any particular case involves a probable loss and quantifying the amount of loss for purposes of establishing or adjusting applicable reserves requires us to exercise considerable judgment. The required reserves may change in the future due to new matters, developments in existing matters or if we determine to change our strategy with respect to the resolution of any particular matter (See Note 4, Business Combinations).

Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill for fiscal 2009 and 2008 were as follows (in thousands):

	May 31,
	2009	2008
Balance as of the beginning of the year	$546,578	$483,060
Goodwill acquired during the year	—	10,838
Goodwill adjustments recorded during the year	(8,118)	(9,366)
Currency translation effect	(68,186)	62,046

Balance as of the end of the year	$470,274	$546,578

        The $8.1 million adjustments to goodwill recorded during fiscal 2009 include a reduction of $1.6 million related to an adjustment to our fiscal 2006 lease restructuring plan (See Note 3, Restructuring), as well as a $0.6 million reversal related to deferred revenue initially recognized with our purchase of Intentia. In addition, we determined that a portion of our foreign net operating losses were not sustainable. These NOLs related to pre-acquisition activity of Intentia. Accordingly, we recorded a reduction in the acquired deferred tax assets and a corresponding increase in goodwill of approximately $1.9 million (See Note 12, Income Taxes). We also recorded an offsetting adjustment to reverse certain valuation allowances related to acquired deferred tax assets which we determined are now more likely than not to be realized which resulted in a reduction in goodwill of approximately $7.9 million (see Note 12, Income Taxes).

        Goodwill acquired during fiscal 2008 totaled $10.8 million, of which $7.1 million related to our acquisitions of VasTech and PLM (See Note 4, Business Combinations) and $3.5 million related to our additional investment in our subsidiary in Norway (See Note 8, Minority Interest and Investment in Unconsolidated Subsidiaries). The $9.4 million of adjustments to goodwill recorded during fiscal 2008 primarily related to the $4.4 million decrease in the restructuring reserve established in conjunction with our acquisition of Intentia (See Note 3, Restructuring) and adjustments related to net operating loss carryforwards utilization of $4.5 million (See Note 12, Income Taxes).

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

        Testing for goodwill impairment is a two step process. The first step screens for potential impairment and if there is an indication of possible impairment the second step must be completed to measure the amount of impairment loss, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with the carrying value of its net assets. In fiscal 2009 and prior years, we had only one reporting unit and therefore we compare our company's fair value to the carrying value of our consolidated net assets to complete this step 1 test. If the fair value of the reporting unit is less than the carrying value of the reporting unit, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss we would be required to record, if any. The second step, if required, would compare the implied fair value of Lawson's goodwill with the current carrying amount of our goodwill. If the implied fair value of our goodwill is less than the carrying value, an impairment charge would be recorded as a charge to our operations.

        The results of our most recent annual assessment performed at the end of fiscal 2009 did not indicate any potential impairment of our goodwill. Our common stock price closed at $5.26 on May 31, 2009. Accordingly, our market capitalization as of May 31, 2009 was $849.4 million, exceeding the carrying value of our consolidated net assets of $608.7 million by $240.7 million. We believe that the fair value of our company exceeds our market capitalization because our fair value should include a control premium. A control premium is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e. market capitalization), in order to acquire a controlling interest. The premium is justified by the expected synergies, such as the expected increase in cash flow resulting from cost savings and revenue enhancements. Because our market capitalization exceeded the carrying value of our consolidated net assets by $240.7 million as of May 31, 2009, before considering a control premium, our step 1 assessment did not indicate any potential impairment.

        Acquired intangible assets subject to amortization were as follows (in thousands):

	May 31, 2009			May 31, 2008
	Gross Carrying Amounts	Accumulated Amortization	Net	Gross Carrying Amounts	Accumulated Amortization	Net	Estimated useful lives
Maintenance contracts	$22,940	$17,511	$5,429	$22,940	$15,047	$7,893	Term
Technology	96,643	45,596	51,047	97,398	34,778	62,620	3-10 years
Client lists	10,323	7,907	2,416	10,755	7,080	3,675	4-10 years
Customer relationships	53,917	21,308	32,609	60,904	15,707	45,197	12 years
Trademarks	5,263	5,263	—	6,049	6,004	45	2 years
Order backlog	5,728	5,728	—	6,692	6,692	—	1 year
Non-compete agreements	3,568	3,368	200	4,436	3,672	764	5 years

	$198,382	$106,681	$91,701	$209,174	$88,980	$120,194

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        We amortize our intangible assets using accelerated and straight-line methods which approximate the proportion of future cash flows estimated to be generated in each period over the estimated useful life of the applicable assets. Amortization expense for fiscal 2009, 2008 and 2007 was $22.5 million, $29.4 million and $29.6 million; respectively. The net carrying amounts of our intangible assets decreased from May 31, 2008 to May 31, 2009 by $5.5 million as a result of the effect of currency translation adjustments. Amortization expense is reported in cost of revenues and amortization of acquired intangibles, in our Consolidated Statements of Operations.

        The estimated future annual amortization expense for identified intangible assets is as follows
(in thousands):

2010	$19,560
2011	16,911
2012	13,668
2013	11,663
2014	8,844
Thereafter	21,055

$91,701

Share-Based Compensation

        We account for share-based compensation in accordance with the provisions of SFAS No. 123 (Revised), Share-Based Payments (SFAS 123(R)). SFAS 123(R) requires us to estimate the fair value of our share-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model which requires the input of significant assumptions including an estimate of the average period of time employees will retain stock options before exercising them, the estimated volatility of our common stock price over the expected term and the applicable risk-free interest rate. The value of the portion of awards that are ultimately expected to vest is recognized as expense over the requisite vesting periods in our Consolidated Statements of Operations.

        The fair value of restricted stock and restricted stock unit (RSU) awards (together restricted stock awards) is estimated based on the grant date market value of our common stock. For restricted stock awards vesting based on service, compensation expense is recognized on a straight-line basis over the related service period. For restricted stock awards vesting based on obtaining certain performance targets, compensation expense is recognized over the related service period based on management's assessment of the probability of meeting such targets. In general, applicable compensation expense is recognized when we believe it is probable that the related performance targets will be met and no compensation expense is recorded, and any previously recognized expense recovered, when achievement of the performance targets is not deemed probable. Compensation expense related to our Employee Stock Purchase Plan (ESPP) is estimated as the 15% discount employees receive relative to the market value of our common stock at the end of the ESPP's quarterly offering periods and is recognized in the applicable quarter.

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

        Changes in the Black-Scholes valuation assumptions and our estimated forfeiture rate can affect the estimate of fair value of share-based compensation and the related expense recognized. The assumptions used in estimating the fair value of share-based payment awards and our estimated forfeiture rate represent management's best estimates which involve inherent uncertainties and the application of management's judgment. As a result, if factors change and different assumptions or forfeiture rates are used, our share-based compensation expense could be materially different in the future (See Note 5, Share-Based Compensation and Stock Incentive Plans).

Foreign Currency Translation

        All assets and liabilities of our foreign branches and subsidiaries are translated from local currencies to U.S. Dollars at period-end exchange rates, while revenues and expenses are translated at the average exchange rate during the applicable period. The functional currency for each of our foreign branches and subsidiaries is the respective local currency with the exception of our shared service center located in Switzerland whose functional currency is the U.S. Dollar. Translation adjustments arising from the translation of net assets located in countries outside of the U.S. with functional currencies other than the U.S. Dollar are recorded as a separate component of stockholders' equity. The amounts included in our Consolidated Statements of Operations related to foreign currency transactions for fiscal 2009, 2008 and 2007 were net gains of $1.0 million, net losses of $2.5 million and net gains of $1.5 million; respectively.

Derivatives

        We account for derivative instruments, consisting of foreign currency forward contracts, pursuant to SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities, as amended (SFAS 133). SFAS 133 requires that derivative instruments be measured at fair value and recorded in the balance sheet as either an asset or liability. We do not use derivative instruments for trading purposes. In fiscal 2009 and prior years, we have not designated these derivative contracts as hedge transactions under SFAS 133 and have not used hedge accounting. We manage foreign currency market risk using forward contracts to offset the risk associated with the effects of certain foreign currency exposures primarily related to non-functional currency intercompany loans and advances between our international subsidiaries as well as other balance sheet accounts, particularly accounts receivable, accounts payable and certain accrual accounts. Our foreign currency forward contracts are generally short term in nature, maturing within 90 days or less. We revalue all contracts to their current market value at the end of each reporting period and unrealized gains and losses are included in general and administrative expenses in our Consolidated Statements of Operations for that period. These gains and losses largely offset gains and losses from non-functional currency balance sheet exposures previously recognized and are recorded as an offset to such gains and losses in our Consolidated Statements of Operations. This

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

is expected to mitigate some foreign currency transaction gains or losses in future periods. Our net realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The net fair value of foreign currency forward contracts is recorded as either prepaid expenses and other current assets or other current liabilities on our Consolidated Balance Sheets.

        The net fair value of our foreign currency forward contracts was a net liability of $0.5 million and a net asset of $0.4 million as of May 31, 2009 and May 31, 2008 respectively and was included in other current liabilities and prepaid expenses and other current assets, respectively, on our Consolidated Balance Sheets. See, Fair Value Measurements, for more detail. For the comparable periods of fiscal 2009, 2008 and 2007 we recorded net realized and unrealized gains related to foreign currency forward contracts of $8.5 million, net losses of $10.2 million and net gains of $0.6 million, respectively. All gains and losses from foreign currency forward contracts have been classified as general and administrative expense in our Consolidated Statements of Operations.

Fair Value Measurements

        We measure certain financial assets and liabilities at fair value including our cash equivalents and foreign currency forward contracts. As previously discussed, effective June 1, 2008, we adopted SFAS 157, subject to the deferral provisions of FSP 157-2. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as an "exit price" which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or liability. SFAS 157 also requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions and inputs, SFAS 157 establishes a fair value hierarchy which identifies and prioritizes three levels of inputs to be used in measuring fair value.

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

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The following table summarizes the fair value of our assets and liabilities that were accounted for at fair value on a recurring basis as of May 31, 2009 (in thousands):

	Fair Value Measurements Using Inputs Considered as
				Fair Value at May 31, 2009
	Level 1	Level 2	Level 3
Assets
Cash equivalents	$100,051	$122,054	$—	$222,105
Foreign currency forward contracts	—	64	—	64

Total	$100,051	$122,118	$—	$222,169

Liabilities
Foreign currency forward contracts	$—	$593	$—	$593

Total	$—	$593	$—	$593

        Cash equivalents, primarily funds held in treasuries and money market instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in Cash and cash equivalents in our Consolidated Balance Sheets. Our investments in treasuries are valued using quoted market prices and are included in Level 1 inputs. Our money market instruments are valued primarily using observable inputs other than quoted market prices and are included in Level 2 inputs. The fair value at May 31, 2009 for cash equivalents was approximately $222.1 million.

        Foreign currency forward contracts are valued based on observable market spot and forward rates as of our reporting date and are included in Level 2 inputs in the above table. We use these derivative instruments to mitigate non-functional currency transaction exposure. All contracts are recorded at fair value and marked-to-market at the end of each reporting period and realized and unrealized gains and losses are included in general and administrative expenses in our Consolidated Statements of Operations. The $0.5 million net liability related to the fair value of our foreign currency forward contracts was included in other accrued liabilities in our Consolidated Balance Sheets.

        FSP 157-2 defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis. This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment. SFAS 157 will be effective for these assets and liabilities beginning in fiscal 2010. We are currently evaluating the impact SFAS 157 will have on our non-financial assets and liabilities that are recognized at fair value on a non-recurring basis.

        We did not elect to apply the fair value option under the provisions of SFAS 159 to any of our currently eligible financial assets or liabilities. As of May 31, 2009, our material financial assets and liabilities not carried at fair value include our trade accounts receivable and accounts payable and are reported at their current carrying values which we believe approximate their fair values.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Comprehensive Income (Loss)

        We report comprehensive income (loss) in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income (SFAS 130). In addition to net income (loss), comprehensive income (loss) includes other items such as foreign currency translation adjustments, unrealized actuarial gains and losses related to our defined benefit pension plans and unrealized gains and losses on certain marketable securities and investments. We report accumulated other comprehensive income as a separate line item in the stockholders' equity section of our Consolidated Balance Sheets and the components are detailed in our Consolidated Statements of Stockholders' Equity as comprehensive income (loss).

        The following table summarizes the components of other comprehensive income (in thousands):

	Years ended May 31,
	2009	2008	2007
Net income (loss)	$18,917	$13,707	$(20,937)
Unrealized gain (loss) on investments(1)	(18)	25	27
Pension-Unrealized actuarial gain(2)	2,934	—	—
Foreign currency translation adjustment	(65,307)	61,573	15,713

Other comprehensive income (loss)	(62,391)	61,598	15,740

Comprehensive income (loss)	$(43,474)	$75,305	$(5,197)

    (1)
    The unrealized gain (loss) on investments in the above table are net of taxes (benefit) of $(11), $16 and $14 for fiscal 2009, 2008 and 2007; respectively.

    (2)
    The unrealized actuarial gain in the above table for fiscal 2009 is net of tax of $0.1 million. We expect to recognize approximately $0.1 million of the pre-tax unrealized actuarial gain during fiscal 2010 as a component of net periodic pension cost.

        Total accumulated other comprehensive income and its components for the periods presented were as follows (in thousands):

	May 31,
	2009	2008
Foreign currency translation adjustment	$32,224	$97,531
Pension-Unrealized actuarial gain	2,934	—
Unrealized gain (loss) on investments	(5)	13

Accumulated other comprehensive income (loss)	$35,153	$97,544

Per Share Data

        We compute net income or loss per share in accordance with the provisions of SFAS No. 128, Earnings per Share (SFAS 128). Under SFAS 128, basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

applicable period. Diluted net income or loss per share is computed by dividing net income or loss by the sum of the weighted average number of common shares outstanding plus the weighted average of dilutive shares outstanding during the period. In addition, in periods of net loss, all potentially dilutive common shares are excluded from our computation of diluted weighted average shares outstanding, as their inclusion would have an anti-dilutive effect on net loss per share. We use the treasury stock method to calculate the weighted average dilutive shares related to "in-the-money" stock options and warrants, unvested restricted stock awards and shares issuable under our employee stock purchase plan. The dilutive effect of our senior convertible notes is calculated based on the average market price of our common stock during the applicable period and the senior convertible notes' conversion price. The senior convertible notes are excluded from our computation of diluted earnings per share when the per share conversion price is greater than the average market price of our common stock during the applicable periods.

        The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years Ended May 31,
	2009	2008	2007
Basic net income (loss) per share computation:
Net income (loss)	$18,917	$13,707	$(20,937)

Weighted average common shares—basic	164,011	177,283	186,363

Basic net income (loss) per share	$0.12	$0.08	$(0.11)

Diluted net income (loss) per share computation:
Net income (loss)	$18,917	$13,707	$(20,937)

Diluted weighted average shares calculation:
Weighted average common shares	164,011	177,283	186,363
Net dilutive effect of:
Stock options	1,781	3,007	—
Restricted stock units	577	274	—
ESPP	24	16	—

Weighted average common shares—diluted	166,393	180,580	186,363

Diluted net income (loss) per share	$0.11	$0.08	$(0.11)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The following table sets forth potentially dilutive weighted average shares which were excluded from our computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive (in thousands):

	Years Ended May 31,
	2009	2008	2007
Stock options	10,926	4,917	11,509
Warrants	7,114	19,975	2,415
Restricted stock	12	254	409
ESPP	—	—	14

Total potentially dilutive shares	18,052	25,146	14,347

Recent Accounting Pronouncements

        In May 2008, the FASB issued FSP APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 will impact the accounting associated with our $240.0 million senior convertible notes. This FSP will require us to recognize significant additional (non-cash) interest expense based on the market rate for similar debt instruments that do not contain a comparable conversion feature. Furthermore, it requires recognition of interest expense in prior periods pursuant to the retrospective accounting treatment. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 (our fiscal 2010) and early adoption is not permitted. Upon adoption of FSP APB 14-1 beginning on June 1, 2009 we will record additional non-cash interest expense of approximately $7.2 million to $8.8 million annually or $1.8 million to $2.4 million per fiscal quarter.

        In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 (our fiscal 2010) and early adoption is prohibited. We do not believe that the impact of FSP 142-3 will have a material impact on the useful lives of our intangible assets or on our financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)) which will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) establishes principles and requirements for the recognition and measurement of identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Some of the changes, such as the accounting for contingent consideration and exclusion of transaction costs from acquisition accounting may introduce more volatility into earnings. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008 (our fiscal 2010). With the adoption of SFAS 141(R), our accounting for future business combinations will change on a prospective basis beginning with any business combination for which the acquisition date is in the

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

first quarter of fiscal 2010. In addition, any restructuring liabilities established in connection with integration of an acquired entity will generally have a negative impact on our future operating results as they will not be accounted for as part of the business combination but will be expensed when incurred. In relation to previous acquisitions, the provisions of SFAS 141(R) will require any release of existing income tax valuation allowances initially established through purchase accounting to be included in our earnings rather than as an adjustment to goodwill. This would have the effect of reducing our income tax provision in future periods when such valuation allowances are reversed.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB no. 51 (SFAS 160). SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a separate component of equity rather than as a liability. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 (our fiscal 2010). We do not expect the adoption of SFAS 160 to have a material impact on our financial position, results of operations or cash flows.

3. Restructuring

        The following table sets forth the reserve activity for fiscal 2009, related to each of our restructuring plans and the remaining reserve balances related to severance and related benefits and exited leased facilities, which are included in accrued compensation and benefits and other current liabilities, respectively, in our Consolidated Balance Sheets as of May 31, 2009 and 2008 (in thousands):

		Fiscal 2009			Fiscal 2006
	Total	Q4	Q2	Fiscal 2007	Intentia	Legacy Lawson	Fiscal 2005 Phase I & II
Balance, May 31, 2006	$30,771	$—	$—	$—	$29,480	$1,189	$102
Provision for restructuring	15,483	—	—	11,866	—	3,617
Cash Payments	(19,958)	—	—	(1,392)	(16,472)	(1,904)	(190)
Adjustments to provision	(251)	—	—	—	—	(339)	88
Adjustments to provision—Goodwill	(1,751)	—	—	—	(1,751)	—	—

Balance, May 31, 2007	24,294	—	—	10,474	11,257	2,563	—
Cash Payments	(8,805)	—	—	(5,443)	(2,905)	(457)	—
Adjustments to provision	(731)	—	—	(237)	(365)	(129)	—
Adjustments to provision—Goodwill	(4,431)	—	—	—	(4,431)	—	—
Currency translation effect	1,271	—	—	(99)	1,370	—	—

Balance, May 31, 2008	11,598	—	—	4,695	4,926	1,977	—
Provision for restructuring	20,372	9,103	11,269	—	—	—	—
Cash Payments	(13,517)	(452)	(8,239)	(3,599)	(777)	(450)	—
Adjustments to provision	(418)	—	(162)	(204)	(52)	—	—
Adjustments to provision—Goodwill	(1,612)	—	—	—	(1,612)	—	—
Currency translation effect	(642)	—	478	(110)	(1,010)	—	—

Balance, May 31, 2009	$15,781	$8,651	$3,346	$782	$1,475	$1,527	$—

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

3. Restructuring (Continued)

Fiscal 2009 Restructuring

        Fiscal 2009 Q2.    On November 18, 2008, we announced the implementation of cost reduction measures in light of the uncertainty in global economic conditions and in light of other operating margin improvement initiatives. These cost reduction initiatives included a restructuring plan which called for the reduction of approximately 200 employees throughout our global workforce and the closing of one leased facility. This reduction represented approximately 5% of our global workforce and affected all functional areas of our operations. We recorded the majority of the restructuring expenses with a pre-tax charge of approximately $7.9 million in the second quarter of fiscal 2009, including $6.1 million for severance and related benefits and $1.8 million for the exit of the leased facility.

        We had anticipated a certain level of voluntary attrition that, in conjunction with limited hiring and the actions taken under this restructuring plan, would result in an estimated 8-10% total reduction in our global workforce. However, we experienced less voluntary attrition than estimated as weakness in the global economy continued through the third quarter of fiscal 2009. Therefore, we took additional actions under the plan during the third quarter, including the reduction of 84 employees, primarily in our services organization, representing approximately 2% of our global workforce. We also exited one additional leased facility under the plan during the third quarter. These actions resulted in an additional pre-tax charge of approximately $3.4 million recorded in the third quarter of fiscal 2009 including $2.8 million for severance and related benefits and $0.6 million for lease termination fees incurred for the exit of the additional leased facility. The third quarter charge of $3.4 million together with the charge of $7.9 million recorded in the second quarter resulted in a total pre-tax charge related to the plan of approximately $11.3 million; within our original estimated range of between $9.0 million and $12.0 million. We recorded $0.2 million in adjustments to the accrual related to these actions in fiscal 2009. We do not anticipate taking any significant additional charges related to this plan in future periods. Actions relating to severance were substantially completed by February 28, 2009, with related cash payments expected to continue through December 2009. Payments related to the exited facilities are expected to continue through November 2011.

        Fiscal 2009 Q4.    On May 18, 2009, we initiated a plan to restructure our workforce. We are beginning a realignment of our organizational structure to provide greater focus on our targeted vertical markets. The restructuring involves the reduction of certain resources outside our targeted markets while further investing in resources that will support these markets, elimination of certain positions due to operational efficiencies and lowering costs overall in light of the current weakness in global business conditions.

        Under this plan, we will reduce our workforce by approximately 150 employees, or 4% of our global workforce, and consolidate space in certain of our leased facilities related to our international operations. Notification to employees affected by the realignment began on May 18, 2009 and personnel departures are expected to be completed by the end of the Company's third quarter of fiscal 2010. The strategic workforce realignment actions resulted in pre-tax charges of approximately $5.3 million for severance and related benefits and the consolidation of leased facilities resulted in pre-tax charges of approximately $3.8 million which we recorded in the fourth quarter of fiscal 2009. The Company expects the majority of the severance and related benefits to be paid within the next 12 months while the leased facilities costs will be paid through December 2011.

        In relation to all restructuring activities taken in fiscal 2009, we made cash payments of $7.9 million relating to severance and related benefits and $0.8 million related to the exited facilities.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

3. Restructuring (Continued)

As of May 31, 2009, we had an accrual of $12.0 million for severance and related benefits and the estimated fair value of our liability for the exited facilities.

Fiscal 2007 Restructuring

        On February 28, 2007, we completed a roadmap to improve our productivity by enhancing global sourcing capabilities and resources. This roadmap called for the rebalancing of our resources between various locations primarily in the U.S., Europe and our global support center in the Philippines and resulted in the reduction of approximately 250 employees primarily in our U.S. and European operations over the course of fiscal 2008 and the first quarter of fiscal 2009. This reduction included employees working in all areas of the Company, predominantly in consulting and research and development. In conjunction with this roadmap we recorded a charge of $11.9 million. As of May 31, 2008, we had an accrual of $4.7 million for severance and related benefits. For fiscal 2009 we paid severance and related benefits of $3.6 million. We recorded $0.2 million in adjustments to the accrual during fiscal 2009. The ending accrual balance at May 31, 2009 was $0.8 million. Actions relating to severance were completed in the first quarter of fiscal 2009; however we expect related cash payments to continue through August 2009.

Fiscal 2006 Restructuring

        On April 26, 2006, in conjunction with the business combination with Intentia International AB (Intentia), we approved a plan designed to eliminate employee redundancies in both Intentia and legacy Lawson.

        Fiscal 2006 Legacy Lawson.    The plan for legacy Lawson included the reduction of approximately 60 employees in the U.S. and U.K. and the exit of or reduction in space for leases in certain facilities. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and consulting. As of May 31, 2008, we had an accrual of $2.0 million for the exit or reduction of leased facilities. For fiscal 2009, cash payments of $0.5 million were made related to exited facilities. The ending accrual balance at May 31, 2009 was $1.5 million for the exit or reduction of leased facilities. Actions relating to severance were completed in the first quarter of fiscal 2008. We expect cash payments related to exited facilities to continue through July 2011.

        Fiscal 2006 Intentia.    The plan for Intentia included the reduction of approximately 125 employees in the EMEA and APAC regions and the exit of or reduction in leased space. The reduction of employees included employees who worked in all functional areas of the Company. As of May 31, 2008, we had an accrual of $4.9 million for the exit or reduction of leased facilities. Cash payments of $0.8 million were made related to exited facilities in fiscal 2009. In the second quarter of fiscal 2009, a $1.6 million adjustment was made to the accrual for lease exit costs to reflect additional sublease income not included in the original lease restructuring plan. Pursuant to the provision of EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, this adjustment has been recorded as a reduction of goodwill. See Note 6, Goodwill and Intangible Assets. The ending balance as of May 31, 2009 was $1.5 million related to the accrual for the exit or reduction of leased space. Actions relating to severance were completed in the third quarter of fiscal 2008. We expect cash payments related to exited facilities or reduced space to continue through June 2012.

        As a result of our restructuring plans and the realignment of our workforce, we have experienced cost savings from the lower facility expenses and reduced headcount and expect these savings to continue.

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

        The total purchase price was $460.9 million, which consisted of $443.9 million for the fair value of our common stock issued in exchange for shares and warrants in Intentia, $7.2 million for the cash purchase of the remaining common stock of Intentia and $9.8 million in transaction costs. In allocating the purchase price based on estimated fair values, we recorded approximately $419.3 million of goodwill, $128.5 million of identifiable intangible assets and $80.2 million of deferred revenue. These amounts and the net liabilities assumed of $45.4 million as well as cash acquired of $38.7 million equal the total purchase price of $460.9 million. The following details the components of the total purchase price (in thousands):

Value of common stock issued in exchange for shares and warrants in Intentia: 80,124,336 shares at $5.54 per share	$443,889
Cash purchase of shares not tendered	7,201
Transaction costs (net of tax benefit of $2,559)	9,799

Total purchase price	$460,889

        Litigation Reserve.    Since our acquisition of Intentia in April 2006, we have accumulated information regarding Intentia customer claims and disputes that arose in EMEA and APAC several months or years before the acquisition. The initial purchase accounting accrual for these claims and disputes was recorded in fiscal 2006 and disclosed as preliminary in our Annual Report on Form 10-K for fiscal 2006. In fiscal 2007 we completed a thorough assessment of these claims and obtained sufficient information to adjust the preliminary estimate of fair value for these claims and disputes resulting in an incremental accrual of $12.8 million. In fiscal 2008, we updated our estimated reserve requirements based on an analysis of the status of negotiations related to each unsettled case at that time and recorded a reduction to the reserve of $3.9 million. We also made some refinements in our resolution approach. This combined with some favorable results drove the reduction in the estimated reserve in fiscal 2008. In addition, in fiscal 2009, certain of these claims and disputes settled at amounts lower than anticipated and our estimated reserve requirements were reduced by $3.4 million. The original charge to establish the reserve and the subsequent adjustment in fiscal 2007 were recorded to goodwill as part of the purchase accounting related to our acquisition of Intentia. The fiscal 2008 and 2009 adjustments to the reserve were recorded in general and administrative expenses in our Consolidated Statements of Operations, as they were recorded outside the period in which adjustments to such purchase accounting was allowed. The applicable reserve is recorded at present value and is expected to be consumed through a combination of cash payments, accounts receivable write-offs and free services over the next 12 to 15 months. Because the reserve is recorded at present value, an aggregate $0.6 million and $1.7 million of interest accretion was recorded in fiscal 2008 and 2007,

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

4. Business Combinations (Continued)

respectively. We expense our defense costs during the period when incurred. If the aggregate settlement costs or judgments exceed the fair value estimate established as part of the purchase price adjustment, the excess costs would be expensed in the period when incurred.

        The following table sets forth litigation reserve activity for the fiscal years presented (in thousands):

Balance May 31, 2007	$18,296
Settlements	(9,608)
Interest	611
Reserve adjustment	(3,898)
Translation adjustment	2,005

Balance May 31, 2008	7,406
Settlements	(1,083)
Reserve adjustment	(3,356)
Translation adjustment	(1,057)

Balance May 31, 2009	$1,910

        On September 29, 2008, we received a settlement offer from our insurance carrier related to certain of these pre-merger litigation claims. We accepted this offer of €1.2 million, approximately $1.6 million. We recorded the settlement in the second quarter of fiscal 2009 when the funds were received and the $1.6 million is included within our results of operations for fiscal 2009.

        Restructuring Activities.    In conjunction with the acquisition, we approved a plan designed to eliminate employee redundancies and terminate certain lease agreements. The plan for reduction of Intentia employees and exit of Intentia leased facilities was included as part of the purchase price as of the acquisition date (see Note 3, Restructuring).

Competency Assessment Solutions

        On July 20, 2006, we acquired all of the outstanding equity of Competency Assessment Solutions (CAS) for $2.3 million in cash. The acquisition was completed to augment our human capital management solutions. In the allocation of the excess purchase price over the fair value of assets acquired, $1.3 million was allocated to goodwill and $1.3 million was allocated to amortizable intangible assets which included acquired technology and a non-compete agreement. These amounts and the net liabilities assumed of $0.3 million equal the total purchase price of $2.3 million. The financial results of CAS are included in our Consolidated Statements of Operations from the date of acquisition.

Sigma

        On December 14, 2006, we entered into a purchase agreement with Sigma Enterprise Applications AB (Sigma) whereby we acquired Sigma's business pertaining to the maintenance and servicing of Lawson S3 products for approximately $1.0 million in cash, $0.3 million of assumed liabilities and a contingent additional payment of $0.6 million. The acquisition was completed to augment sales of our S3 products in the Nordic region. The allocation of the purchase price of $1.3 million along with

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

4. Business Combinations (Continued)

transaction costs of $0.1 million was allocated accordingly: $1.3 million to existing technology, to be amortized over a five-year period and $0.1 million to a non-compete agreement, to be amortized over a three-year period. The financial results for Sigma are included in our Consolidated Statements of Operations from the date of acquisition.

VasTech

        On March 3, 2008, we acquired all the outstanding stock of Visual Advance Systems Technology (VasTech), a provider of workforce management software and services based in Annapolis, Maryland for $13.1 million. With this acquisition, we are now offering our customers, primarily in the healthcare and hospitality industries, an advanced workforce management staffing and scheduling solution to complement our Lawson Human Capital Management offerings. The total cost of the acquisition included direct transaction costs of approximately $0.1 million. The purchase price in excess of the $1.7 million fair value of net tangible assets acquired was allocated $7.7 million to amortizable intangible assets and $4.3 million to goodwill. In addition, we recorded deferred revenue of $0.6 million as of the effective date of this transaction. The amortizable intangible assets included existing technology of $3.3 million, to be amortized over a five year period and customer relations valued at $4.4 million, to be amortized over an eight year period. The goodwill we recorded is expected to be deductible for tax purposes. The results of operations of VasTech are included in our Consolidated Statements of Operations from the date of the acquisition.

PLM

        On March 17, 2008, we acquired the Product Lifecycle Management (PLM) software division of San Francisco-based Freeborders® for $4.1 million. The addition of PLM capabilities to our portfolio of enterprise software offerings will help our customers in the fashion industry establish processes that will enable them to cut the lead time from product concept to production to actual delivery to the retail store shelf. The total cost of the acquisition included approximately $0.1 million in transaction costs. The excess of the purchase price over the fair value of net tangible assets acquired was allocated $1.9 million to amortizable intangible assets, $2.8 million to goodwill and $0.6 million to deferred revenue. The amortizable intangible assets included existing technology of $1.1 million, to be amortized over a four year period and customer relations valued at $0.8 million, to be amortized over a six year period. The goodwill related to this acquisition is also expected to be deductible for tax purposes. The results of operations of PLM are included in our Consolidated Statements of Operations from the date of the acquisition.

5. Share-Based Compensation and Stock Incentive Plans

Share-Based Compensation

        We account for share-based compensation in accordance with the provisions of SFAS 123(R) under which our share-based employee compensation cost is recognized using the fair value based method for all new awards granted after our SFAS 123(R) adoption date of June 1, 2006 and unvested awards that were outstanding at June 1, 2006. We elected the modified-prospective method of adopting SFAS 123(R), under which prior periods were not retroactively restated.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

5. Share-Based Compensation and Stock Incentive Plans (Continued)

        SFAS 123(R) requires us to estimate the fair value of our share-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model which requires the input of significant assumptions including an estimate of the average period of time employees will retain stock options before exercising them, the estimated volatility of our common stock price over the expected term and the applicable risk-free interest rate. Changes in these assumptions can materially affect the estimated fair value of our share-based compensation and, consequently, the related expense recognized. The value of the portion of awards that are ultimately expected to vest is recognized as expense over the requisite vesting periods in our Consolidated Statements of Operations.

        The following table presents the weighted average fair value of options granted to employees and the related assumptions we used in the Black-Scholes option pricing model for the periods presented:

	Years Ended May 31,
	2009	2008	2007
Fair value of options granted (in thousands)	$3,672	$5,452	$9,589
Weighted average per share fair value of options granted	$1.43	$3.40	$3.51
Assumptions used for estimating fair value of option grants:
Expected term (years)	4.2	4.2	4.7
Risk-free interest rate	2.5%	3.5%	4.7%
Volatility	39.1%	38.2%	49.4%
Dividend yield	—	—	—

(a)
Expected term: We calculate expected term based on historical observations and expectations of future employee stock option behavior.

(b)
Risk-free interest rate: This rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity that correlates to the expected term of the options. For fiscal 2009 the range was 1.36% to 3.39%.

(c)
Volatility: We currently use historic volatility using a look-back period equal to the options' expected term.

(d)
Dividend yield: We have not historically paid dividends and do not expect to issue dividends for the foreseeable future.

        The amount of share-based compensation expense recognized in our Consolidated Statements of Operations for fiscal 2009, 2008 and 2007 included compensation expense for share-based payment awards granted on or prior to June 1, 2006 but not yet vested as of that date. Prior to June 1, 2006, we accounted for these awards using the intrinsic value method in accordance with the provisions of APB 25. Share-based employee compensation costs have been recognized using the fair value based method for all new awards granted after June 1, 2006. Compensation costs for unvested stock options and non-vested awards that were outstanding at June 1, 2006 are being recognized over the requisite service periods based on the grant-date fair value of those options and awards as previously calculated under SFAS 123 for pro forma disclosures using the Black-Scholes option-pricing model.

        In addition, SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As a result, share-

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

5. Share-Based Compensation and Stock Incentive Plans (Continued)

based compensation expense recognized in our Consolidated Statements of Operations for fiscal 2009, 2008 and 2007 was based on awards ultimately expected to vest. Our estimated forfeiture rate was calculated based on actual historical forfeitures experienced under our equity plans. Changes to the forfeiture rate are accounted for as a cumulative effect of change in the period of such change. In the third quarter of fiscal 2008, we performed our periodic review of our estimated forfeiture rate and based on turnover during the previous twelve months, we adjusted our forfeiture rate from 6.1% to 17.4%. This change in estimated forfeiture rate resulted in a $0.7 million decrease in share-based compensation expense for fiscal 2008. In the third quarter of fiscal 2009 we adjusted our forfeiture rate to 17.0% which had a nominal effect on our share-based compensation expense for the year.

        The following table presents share-based compensation expense recognized in our Consolidated Statements of Operations, by category, for the periods indicated (in thousands):

	Years ended May 31,
	2009	2008	2007
Cost of revenues	$1,032	$740	$1,011
Research and development	634	452	635
Sales and marketing	1,617	1,105	1,509
General and administrative	5,236	4,446	4,497

Stock-based compensation expense, before income tax	8,519	6,743	7,652
Income tax benefit	(3,279)	(2,596)	(2,961)

Stock-based compensation expense, net of tax	$5,240	$4,147	$4,691

Stock Incentive Plans

        Our 1996 Stock Incentive Plan (1996 Plan) provides for the granting of non-qualified stock options, restricted stock units, performance awards and other share-based awards. There are 27.7 million shares of our common stock reserved for issuance under the plan. As of May 31, 2009, there were 6.8 million awards outstanding under the 1996 Plan and approximately 0.6 million shares were available for future grant. Our 2001 Stock Incentive Plan (2001 Plan) provides for the granting of incentive stock options, non-qualified stock options, restricted stock or restricted stock units. There are 35.0 million shares of our common stock reserved for issuance under the 2001 Plan. As of May 31, 2009, there were 6.1 million awards outstanding under the 2001 Plan and 18.5 million shares were available for future grant.

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

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

5. Share-Based Compensation and Stock Incentive Plans (Continued)

        The following table summarizes stock option activity for fiscal 2009, 2008 and 2007 (in thousands) and weighted average exercise prices and remaining contractual life (in years):

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life
Outstanding, May 31, 2006	14,672	$4.96
Expired/Forfeited/Cancelled	(1,612)	$7.20
Granted at fair market value	2,745	$7.44
Exercised	(3,342)	$3.64

Outstanding, May 31, 2007	12,463	$5.57
Expired/Forfeited/Cancelled	(316)	$7.72
Granted at fair market value	1,605	$9.56
Exercised	(1,672)	$4.10

Outstanding, May 31, 2008	12,080	$6.25
Expired/Forfeited/Cancelled	(834)	$7.35
Granted at fair market value	2,563	$4.50
Exercised	(826)	$3.07

Outstanding, May 31, 2009	12,983	$6.03	5.12

Exercisable, May 31, 2009	8,352	$5.92	4.53

        The aggregate intrinsic value of options exercised during fiscal 2009, 2008 and 2007 (the amount by which the market price of our common stock on the date of exercise exceeded the exercise price of the option) was $2.7 million, $9.3 million and $12.3 million; respectively. Cash received from the exercise of stock options in fiscal 2009 was $2.5 million. The total tax benefit realized for the tax deductions from options exercised in fiscal 2009 was $0.7 million.

        Stock options exercisable at May 31, 2009, 2008 and 2007 were 8.4 million, 7.5 million and 7.4 million; respectively. The total fair value of options vested during fiscal 2009, 2008 and 2007 was $5.7 million, $5.6 million and $5.4 million; respectively. As of May 31, 2009, there was $10.8 million of unrecognized compensation expense related to outstanding stock options that is expected to be recognized over a period of 1.3 years.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

5. Share-Based Compensation and Stock Incentive Plans (Continued)

        A summary of stock options as of May 31, 2009 is as follows (in thousands except per share data):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Life (Yrs)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1)	Number of Options	Weighted- Average Remaining Contractual Life (Yrs)	Weighted- Average Exercise Price	Aggregate Intrinsic Value(1)
$2.25 - $2.32	1,005	1.16	$2.26	$3,015	1,005	1.16	$2.26	$3,015
$2.97	503	2.25	$2.97	1,152	503	2.25	$2.97	1,152
$3.99 - $7.19	7,052	5.97	$5.42	—	4,261	5.26	$5.85	—
$7.20 - $9.77	4,415	6.12	$8.19	—	2,575	5.97	$8.02	—
$14.00	8	2.58	$14.00	—	8	2.58	$14.00	—

$2.25 - $14.00	12,983	5.12	$6.03	$4,167	8,352	4.53	$5.92	$4,167

(1)
The aggregate intrinsic value was calculated based on the amount by which the market value of our common stock on May 31, 2009 of $5.26 exceeded the weighted-average exercise prices for all in-the-money options outstanding and options exercisable.

Restricted Stock and Restricted Stock Unit (RSU) Awards

        The following table summarizes restricted stock award activity during the fiscal 2009, 2008 and 2007 (in thousands, except per share data):

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested, May 31, 2006	100	$5.25
Granted	725	$7.75
Vested	(50)	$5.25

Nonvested, May 31, 2007	775	$7.57
Granted	728	$9.38
Vested	(50)	$5.25
Cancelled	(100)	$7.96

Nonvested, May 31, 2008	1,353	$8.59
Granted	1,721	$4.42
Vested	(33)	$10.46
Cancelled	(364)	$7.81

Nonvested, May 31, 2009	2,677	$6.00

        On June 2, 2005, we granted a restricted stock award of 100,000 shares of common stock to our then newly appointed President and CEO. These shares had a $0.5 million market value at the date of grant, vested in two 50,000 share increments on June 1, 2006 and 2007, and were subject to acceleration upon certain events. The grant date market value of the restricted stock award was

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

5. Share-Based Compensation and Stock Incentive Plans (Continued)

recorded in additional paid in capital, a component of stockholders' equity, and was amortized to operating expenses over the respective vesting periods.

        During fiscal 2007 we granted RSU awards of 724,500 shares to various executives. These awards had a combined $5.5 million market value at the date of grant, cliff vest three years from the date of grant and are subject to acceleration upon certain events. The grant date market value of the RSU awards is being amortized to operating expenses over the respective vesting periods.

        During fiscal 2008 we granted restricted stock and RSU awards to various executives of 430,200 shares and 298,125 shares, respectively. These awards had a combined $6.8 million market value at the date of grant, cliff vest three years from the date of grant and are subject to acceleration upon certain events. The grant date market value of the restricted stock and RSU awards is being amortized to operating expenses over the respective vesting periods.

        In fiscal 2009 we granted 96,100 shares of restricted stock, 1,042,700 shares of service-based RSU awards and 582,500 shares of performance-based RSU awards to various executives.

        The restricted stock grants and service-based RSU awards cliff vest three years from the date of grant and are subject to acceleration upon certain events. These restricted stock awards and the service-based RSU grants had a total estimated market value of approximately $0.5 million and $4.6 million; respectively at the date of grant that is being amortized to operating expenses over the applicable vesting periods.

        The performance-based RSU awards vest based on Lawson's achievement of certain financial performance targets (currently based on our non-GAAP operating margin percentage); the first 50% were to vest upon achievement of the established performance target for fiscal 2009 and the second 50% would vest upon achievement of the performance target established for fiscal 2010. Vesting of these awards is also subject to acceleration upon certain events. These awards are to be cancelled if the applicable performance targets are not met. We assess the likelihood or probability of achieving the performance target for each vesting tranche on a quarterly basis. In general, applicable compensation expense is recognized when we believe it is probable that the related performance targets will be met and no compensation expense is recorded, and any previously recognized compensation expense reversed, when achievement of the performance target is not deemed probable. For fiscal 2009, the performance target was not met. Accordingly, no compensation expense was recorded in fiscal 2009 related to the first 50% tranche of the performance-based RSU awards not vesting related to fiscal 2009 and they were cancelled in the first quarter of fiscal 2010. The second 50% tranche of the performance based RSU awards had a grant date market value of approximately $3.0 million that will be amortized to operating expenses over the fiscal 2010 performance period to the extent that we believe achievement of the performance target is probable.

        For fiscal 2009, 2008 and 2007 amortization of the unearned compensation related to restricted stock and RSU awards was $2.4 million, $1.6 million and $1.0 million; respectively. Unrecognized compensation expense related to nonvested restricted stock awards as of May 31, 2009 was $4.5 million and is expected to be recognized over a weighted average period of 1.54 years.

        During fiscal 2009 none of the criteria to necessitate the acceleration of any of the vesting requirements related to the restricted stock awards or RSU awards occurred.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

5. Share-Based Compensation and Stock Incentive Plans (Continued)

Employee Stock Purchase Plan

        In 2001, our stockholders approved our 2001 Employee Stock Purchase Plan (ESPP), which was effective as of our initial public offering. Our ESPP is intended to be a qualified plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. Our ESPP, as amended, allows eligible employees to purchase our common stock at a price equal to 85% of the fair market value at the end of each quarter of the calendar year offering period. The ESPP originally terminated when all of the shares reserved under the plan were purchased or five years from the effective date unless our Board of Directors resolved to extend the ESPP for one or more additional periods of five years each. In June 2006, our Board of Directors approved an amendment to extend the ESPP for five years, which was approved by our stockholders. There are 20.8 million shares of our common stock reserved for issuance under the ESPP, of which approximately 16.6 million shares were available for issuance as of May 31, 2009. There have been 4.2 million shares issued under the ESPP through May 31, 2009.

        Under SFAS 123(R), the estimated fair value of common stock issued under our ESPP is recognized as share-based compensation in our Consolidated Statements of Operations for fiscal 2009, 2008 and 2007. The fair value compensation costs of the shares issued under our ESPP is estimated as the 15% discount on our common stock provided employees at the end of each calendar quarterly offering period. ESPP share-based compensation of approximately $0.5 million was recorded annually in fiscal 2009, 2008 and 2007.

Tax Impacts of Share-based Compensation

        In addition to the recognition of the fair value of our share-based awards as compensation expense in our Consolidated Statements of Operations, SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options and stock awards to be classified as financing cash inflows rather than operating cash inflows. For fiscal 2009, 2008 and 2007, we had excess tax benefits from stock transactions of $0.6 million, $2.1 million and $2.5 million; respectively which have been classified as financing cash inflows pursuant to SFAS 123(R). These amounts are shown as "Excess tax benefit from stock transactions" in our Consolidated Statements of Cash Flows.

6. Financial Statement Components

Supplemental Cash Flow Information

        Supplemental disclosures of our non-cash investing and financing transactions (in thousands):

	Years Ended May 31,
	2009	2008	2007
Stock options exercised using common stock	$307	$347	$938
Assets acquired under capital leases	3,039	425	295

Acquisition Related Costs

        During fiscal 2008, we incurred approximately $0.3 million in acquisition costs related to our VasTech and PLM acquisitions. In fiscal 2007 we incurred acquisition costs of $0.1 million related to

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

6. Financial Statement Components (Continued)

our business combination with Intentia. These costs are reflected within cash flows from investing activities as cash paid in conjunction with acquisitions in the accompanying Consolidated Statements of Cash Flows for fiscal 2008 and 2007. We incurred no acquisition costs in fiscal 2009.

Restricted Cash

        We had $11.0 million held as restricted cash as of May 31, 2009. Current and non-current assets were $9.2 million and $1.8 million, respectively on our Consolidated Balance Sheets. The current portion relates primarily to the $9.1 million held in our segregated brokerage account at Lehman OTC (See Note 9, Common Stock). The remainder of the restricted cash balance relate to various collateral arrangements related to our property leases worldwide.

        We had $2.8 million held as restricted cash as of May 31, 2008 related to various guarantees. Of the $2.8 million, $0.8 million was classified as current and the remaining $2.0 million was classified as a non-current asset on our Consolidated Balance Sheets.

Accounts Receivable, Net

        The components of our trade accounts receivable were as follows (in thousands):

	May 31,
	2009	2008
Trade accounts receivable	$141,436	$168,451
Unbilled accounts receivable	14,752	21,221
Less: allowance for doubtful accounts	(3,522)	(5,625)

Trade accounts receivable, net	$152,666	$184,047

        Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to our customer because the amounts were earned but not contractually billable as of the balance sheet date.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

6. Financial Statement Components (Continued)

Rollforward of Allowance for Doubtful Accounts

        The following is a rollforward of our allowance for doubtful accounts (in thousands):

Balance, May 31, 2006	$19,948
Provision	3,501
Write-offs	(14,544)
Recoveries	20
Translation adjustment	982

Balance, May 31, 2007	9,907
Acquired in business combination	286
Provision	1,110
Write-offs	(6,362)
Recoveries	11
Translation adjustment	673

Balance, May 31, 2008	5,625
Provision	1,489
Write-offs	(3,283)
Recoveries	14
Translation adjustment	(323)

Balance, May 31, 2009	$3,522

Property and Equipment, Net

        Our property and equipment consisted of the following for the periods presented (in thousands):

	May 31,
	2009	2008	Useful Lives
Buildings	$589	$712	50 years
Automobiles	4,385	9,349	3-5 years
Equipment	70,577	80,929	1-5 years
Office furniture	21,740	27,136	5-7 years
Leasehold improvements	21,644	24,796	3-16 years
Equipment under capital leases	6,884	4,718	3-7 years

Total property and equipment	125,819	147,640
Less accumulated depreciation and amortization	(70,178)	(102,596)

Property and equipment, net	$55,641	$45,044

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

6. Financial Statement Components (Continued)

        During fiscal 2009, we capitalized $12.3 million of costs related to our implementation efforts of internal use software in accordance with the provisions of SOP 98-1. These costs are included in equipment in the above table and are amortized over the software's estimated useful life of five years. We capitalized $4.9 million of similar costs in fiscal 2008. See Note 2, Summary of Significant Accounting Policies—Property and Equipment.

        Depreciation expense for equipment under capital leases was $1.2 million, $1.2 million and $1.9 million for fiscal 2009, 2008 and 2007; respectively. Accumulated depreciation for equipment under capital leases was $3.3 million and $3.1 million as of May 31, 2009 and 2008; respectively.

Deferred Revenue

        The components of deferred revenue were as follows (in thousands):

	May 31,
	2009	2008
License fees	$55,667	$54,555
Maintenance	224,115	240,704
Consulting	12,741	17,347

Total deferred revenue	292,523	312,606
Less current portion	(279,041)	(298,509)

Deferred revenue—non-current	$13,482	$14,097

        The balance as of May 31, 2008 includes $1.2 million in deferred revenue for maintenance related to VasTech and PLM acquired during fiscal 2008. In connection with purchase price allocations related to each of these acquisitions, we estimated and recorded the fair values of our deferred revenue associated with service and maintenance obligations acquired (see Note 4, Business Combinations).

7. Long-Term Debt and Credit Facilities

        Long-term debt consisted of the following (in thousands):

	May 31,
	2009	2008
Senior convertible notes, interest at 2.5%	$240,000	$240,000
Car loans, interest at average rate of 4.7%	4,384	6,828
Capital lease obligations, interest at 7.9%	3,562	1,755

Total long-term debt	247,946	248,583
Less current maturities	(4,591)	(3,849)

Total long-term debt—non-current	$243,355	$244,734

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

7. Long-Term Debt and Credit Facilities (Continued)

        The aggregate maturities of long-term debt for each of the five years subsequent to fiscal 2009 are as follows (in thousands):

2010	$4,591
2011	2,538
2012	240,597
2013	183
Thereafter	37

Total long-term debt	$247,946

        Interest paid was $6.6 million, $6.8 million and $7.6 million in fiscal 2009, 2008 and 2007; respectively.

        In April, 2007 we issued $240.0 million in aggregate principal amount of 2.50% senior convertible notes (the notes) with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012. The notes bear interest at a rate of 2.50% per annum, which is payable semi-annually in arrears, on April 15 and October 15 of each year, beginning October 15, 2007.            See Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements, for additional information regarding our accounting for the notes. The notes do not contain any restrictive financial covenants. The notes are convertible, at the holders' option, into cash and, if applicable, shares of our common stock based on an initial conversion rate of 83.2293 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $12.02 (which reflects a 35% conversion premium based on the closing sale price of $8.90 per share of our common stock as reported by NASDAQ on April 17, 2007). At the issuance of the notes, we simultaneously entered into separate agreements to purchase call options and sell warrants. As discussed below, we exercised our right to terminate the call options and the warrants on October 10, 2008 which are referred to below as "note hedge transaction and a warrant transaction." The conversion rate may be adjusted from time-to-time in certain instances. The notes are convertible only under the following certain circumstances:

  (1)
  conversion based on the price of our common stock;

  (2)
  at any time on or after January 15, 2012;

  (3)
  conversion upon specified distributions to holders of our common stock or specified corporate transactions; and

  (4)
  conversion upon satisfaction of a trading price condition.

        The notes are our senior unsecured obligations and are not guaranteed by any of our subsidiaries. The notes rank equally in right of payment with our existing and any future senior debt and senior in right of payment to any future subordinated debt. The notes are effectively junior to our existing and any future secured debt to the extent of the value of the related collateral. The notes are also effectively subordinated to all existing and future debt and other liabilities (including trade payables) of our subsidiaries. If a fundamental change (as defined in the governing indenture dated April 23, 2007) occurs at any time prior to the maturity date, then each holder of the notes shall have the right, at such

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

7. Long-Term Debt and Credit Facilities (Continued)

holder's option, to require us to repurchase all of such holder's notes for cash, or any portion of the principal amount thereof that is equal to $1,000 or an integral multiple thereof, on the date specified by us at a repurchase price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon to, but excluding, the repurchase date.

        In connection with the issuance of the notes, we entered into a Registration Rights Agreement with the initial purchasers of the notes. Pursuant to this agreement we filed a shelf registration statement with respect to the resale of the notes and the common stock issuable upon conversion of the notes. The shelf registration statement was filed and became effective on August 16, 2007.

        We had certain business relationships with Lehman Brothers OTC Derivatives Inc. (Lehman OTC), including a convertible note hedge transaction and a warrant transaction both entered into as part of the issuance of our senior convertible notes and an accelerated share repurchase transaction (See Note 9, Common Stock). On September 15, 2008, Lehman Brothers Holdings Inc. (Lehman Holdings) filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. Subsidiaries of Lehman Holdings, including Lehman Brothers Inc. (Lehman Brothers) and Lehman OTC, were not included in the filing. On September 19, 2008, Lehman Brothers was placed in liquidation under the Securities Investor Protection Act. In addition, on October 3, 2008, Lehman OTC also filed for Chapter 11 bankruptcy.

        Lehman Brothers was one of the original purchasers of our senior convertible notes. None of the net proceeds from the offering are on deposit with Lehman Brothers or any of its affiliates. In conjunction with the issuance of the notes, we also entered into a convertible note hedge transaction with Lehman OTC, an affiliate of Lehman Brothers. In a separate agreement, we entered into a warrant transaction with Lehman OTC. Together, these transactions were designed to reduce the potential dilution resulting from the potential conversion of our senior convertible notes into shares of common stock and effectively increased the conversion price of the notes to $15.58 per share from the initial conversion price of the notes of $12.02 per share. We paid $57.7 million ($35.7 million net of tax benefit) to acquire the call options and received $34.2 million as a result of the sale of the warrants. The purchase of the call options was recorded as a reduction to stockholders' equity and the sale of the warrants was recorded as an increase to stockholders' equity in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

        The bankruptcy filings of Lehman Holdings, as guarantor under the convertible note hedge transaction, and the bankruptcy filing by Lehman OTC were events of default under the hedge transaction and warrant agreements. As a result of these defaults, we exercised our rights to terminate both the hedge transaction and the warrant transaction on October 10, 2008. As a result of our termination of the hedge transaction, terms of the original transaction provided us the right to seek recovery from Lehman OTC equal to the termination-date fair value of the common stock option instrument we issued in connection with the hedge transaction. At the time of termination, the instrument ceased being a hedge instrument and was effectively replaced by our claim against Lehman OTC. Accordingly, during the second quarter of fiscal 2009 we recorded this claim against Lehman OTC as an asset. On June 4, 2009, counsel for Lehman Holdings and Lehman OTC demanded payment from us of the termination-date fair value of the warrant, asserted that in the contracts we have waived the right to setoff against the amounts owed to us under the hedge transaction and

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

7. Long-Term Debt and Credit Facilities (Continued)

claimed we violated the bankruptcy stay in asserting setoff rights. We have refused payment and contend that the contracts and the U.S. Bankruptcy Code give us legal rights in this dispute.

        For financial reporting purposes, we estimated the fair value of the hedge transaction asset and the warrant liability using the Black-Scholes option pricing model and considered the credit risk of Lehman OTC. These terminations resulted in a decrease in stockholders' equity equal to the net amount of the recorded asset and liability. The fair value of these obligations recorded for financial reporting purposes may differ from the values ultimately determined in various legal proceedings, including actions of the U.S. bankruptcy court. If the ultimate settlement of either of these obligations differs from the recorded amounts, we will be required to recognize any related gain or loss in our results of operations in the period such settlement is known. As of May 31, 2009, our claim against Lehman Holdings and Lehman OTC and Lehman Holdings' and Lehman OTC's claim against us had not been settled.

        The terms of the senior convertible notes and the rights of note holders are not affected by the status of Lehman Holdings or Lehman OTC or by any termination of the hedge transaction or warrant.

        We have a credit facility that was entered into by the former Intentia on November 1, 2004 and assumed by Lawson. The facility consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $5.2 million (40.0 million Swedish Kroner). The facility is collateralized by a corporate letter of guarantee by Lawson Software, Inc. As of May 31, 2009, less than $0.2 million was outstanding under the guarantee line and approximately $5.0 million was available under the guarantee line.

8. Minority Interest and Investment in Unconsolidated Subsidiaries

        Minority Interest.    As of May 31, 2008, we had a 75% interest in our subsidiary in Poland that was acquired in our acquisition of Intentia. In February 2009, we made additional contributions of capital increasing our interest in our Poland Subsidiary to over 99%. The minority interest for our Poland subsidiary was in a deficit position as of May 31, 2009 and 2008 and therefore there was no minority interest recorded on our Consolidated Balance Sheets.

        As of May 31, 2007, we held an 89% interest in our subsidiary in Norway, also acquired in our acquisition of Intentia. During the fourth quarter of fiscal 2008, we purchased the remaining 11% interest from the minority shareholders for approximately $3.5 million resulting in an increase to goodwill (See Note 2, Summary of Significant Accounting Policies—Goodwill and Other Intangibles).

        Investment in Unconsolidated Subsidiaries.    We recorded approximately $0.1 million of equity in earnings from investments in unconsolidated subsidiaries in each of fiscal 2009, 2008 and 2007. Net sales recorded related to these subsidiaries were immaterial. The equity method of accounting is used for companies and other investments for which we have significant influence, which generally represents common stock ownership or partnership equity of at least 20% and not more than 50%. As of May 31, 2009, our investment in unconsolidated subsidiaries included a 30% interest in Intentia Thailand Co. Ltd. and a 43% interest in Scase A/S. Both of these companies are involved in the sale of M3, Intentia's legacy software, and the supporting services associated with the software. Investments in unconsolidated subsidiaries are included in other assets in our Consolidated Balance Sheets.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

9. Common Stock

        Our Board of Directors approved a share repurchase program of up to $100.0 million of common stock in November 2006 and on July 10, 2008, increased the maximum authorized for repurchase under the program to $400.0 million. The share repurchases are funded using our existing cash balances and future cash flows and may occur through transactions structured through investment banking institutions as permitted by securities laws and other legal requirements, open market purchases, privately negotiated transactions and/or other mechanisms. Our share repurchase program does not have an expiration date and allows us to repurchase shares at our discretion and market conditions influence the timing of the buybacks and the number of shares repurchased. There can be no assurance as to the amount, timing or repurchase price of future repurchases, if any, related to the share repurchase program. The program may also be modified, extended or terminated by our Board of Directors at any time. From inception of the repurchase program through May 31, 2009, we used $263.5 million to repurchase 31.7 million shares at an average price of $8.32 per share. The repurchased shares are recorded as treasury stock and result in a reduction to our stockholders equity. The shares will be used for general corporate purposes. As of May 31, 2009, the maximum dollar value of shares that may yet be purchased under this program was $136.5 million

        During the fourth quarter of fiscal 2009, we repurchased an aggregate of 2.2 million shares of our common stock at an average price of $5.43 per share under the share repurchase program. Of these shares, 1.6 million were purchased in four private transactions from May 1, 2009 through May 12, 2009 from an affiliate of Dr. Romesh Wadhwani, our co-chairman and a member of our Board of Directors at an average price of $5.55 per share. We repurchased these shares at a 2% discount from the closing market price of our common stock on the respective dates of purchase. As required under our Corporate Governance policy, these related party transactions were approved by our Audit Committee and the other disinterested members of our Board of Directors.

        During the first quarter of fiscal 2009 we purchased 11.5 million shares through an accelerated share repurchase transaction (the ASR) that we entered into with Lehman OTC on July 15, 2008. Pursuant to the ASR transaction, we were to repurchase a variable number of shares of our outstanding common stock from Lehman OTC for $100.0 million. The final per share purchase price and the total number of shares to be repurchased under the ASR transaction was to be based generally on the volume-weighted average price of Lawson's common stock during the term of the agreement. The average price per share of the shares purchased under the ASR transaction was $7.93 which was inclusive of $9.1 million which is still held in our segregated brokerage account at Lehman OTC.

        Lehman OTC delivered 11.5 million shares of our common stock to us through August 7, 2008. Under the agreement, Lehman OTC was obligated to deliver additional shares to us at maturity of the transaction based on the final per share purchase price and the total number of shares repurchased as determined primarily by the volume-weighted average price of our common stock during the term of the agreement. The agreement further required that Lehman post cash collateral to a segregated brokerage account in our name in an amount equal to the value of the additional shares, or net cash, due to us if the ASR were terminated as of the current date. Upon an event of default by Lehman OTC, pursuant to our rights under the ASR, we issued a notice of default to Lehman OTC on September 24, 2008 and terminated the ASR agreement and requested the distribution of all $9.1 million of funds held in our segregated brokerage account at Lehman Brothers. As of May 31, 2009, we continue to seek the transfer of such funds to a new account in accordance with procedures

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

9. Common Stock (Continued)

established by the trustee appointed to oversee the liquidation of Lehman Brothers. We believe these funds are free credit balances that we are entitled to receive from the trustee. As of the date of this filing we had not yet received these funds, but have recorded them as restricted cash on our Consolidated Balance Sheets as of May 31, 2009. We believe that we are entitled to receive an additional $1.9 million from Lehman OTC pursuant to the terms of the ASR agreement related to additional cash collateral that should have been posted to our segregated brokerage account. Lehman OTC failed to post that $1.9 million amount to our segregated brokerage account. We do not know if the bankruptcy trustee will allow our $1.9 million claim for that amount. However, if the bankruptcy trustee allows our claim, collection of all or any portion of the $1.9 million is uncertain because that claim is not secured by any collateral or segregated account. Accordingly, we have not recorded this additional $1.9 million as an asset in our Consolidated Balance Sheets as of May 31, 2009. We previously received the 11.5 million shares repurchased under the ASR.

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

        Included in the repurchases in fiscal 2008 were 1.1 million shares purchased from the Lawson Family Investment Company, Ltd., an entity affiliated with H. Richard Lawson, founder, co-chairman and a director of the Company. In addition, 2.9 million shares were purchased from Symphony Technology Group a principal stockholder of Lawson, an affiliate of Dr. Wadhwani. Dr. Wadhwani is the founder and managing partner of Symphony Technology Group. These shares were purchased at $9.20 per share.

10. Shareholder Rights Plan

        On July 26, 2004, our Board of Directors adopted a Shareholder Rights Plan in which preferred stock purchase rights (the Right(s)) were distributed as a non-taxable dividend at the rate of one Right for each share of common stock held as of the close of business on July 28, 2004. Each Right will entitle stockholders to buy one-one hundredth of a newly issued share of Series B Junior Participating Stock of the Company at an exercise price of $29.00. The Rights will be exercisable only if a person or group, other than an exempted person, acquires beneficial ownership of, or makes a tender for, 15% or more of our outstanding common stock.

        If any person, other than an exempted person becomes the beneficial owner of 15% or more of our outstanding common stock, each Right not owned by such person or certain related parties will entitle its holder to purchase at the Right's then current exercise prices, shares of our common stock having a market value equal to twice the then current exercise price. In addition, if after a person becomes the beneficial owner of 15% or more of our outstanding common stock, we are involved in a merger or other business combination transaction with another person after which our common stock does not remain outstanding, or sells 50% or more of its assets or earning power to another person, each Right will entitle its holder to purchase at the Right's then current exercise price, shares of common stock of such other person having a market value equal to twice the current exercise price.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

10. Shareholder Rights Plan (Continued)

        Our Board of Directors will be entitled to redeem the Rights at $0.01 per Right at any time prior to a person or group acquiring 15% or more of our common stock. Otherwise, the Rights will expire on July 28, 2014.

        In conjunction with the business combination with Intentia, we amended the Shareholder Rights Plan on June 2, 2005 so that the announced transactions with Intentia and its affiliates would be exempt and not cause any distribution of Rights under the plan.

11. Profit Sharing and 401(k) Retirement Plan

        We have a defined contribution profit sharing plan which we believe conforms to IRS provisions for 401(k) plans. Our employees are eligible to participate in the plan upon employment and are eligible for the Company match upon enrollment in the plan. Participants may contribute up to 15% of their gross earnings to the plan. We match 50% of the first 4% of employee contributions and may make additional contributions as determined by our Board of Directors. In addition, we have defined contribution and defined benefit pension plans for certain of our international employees. The defined benefit plans cover approximately 280 employees in Norway, France and Switzerland. These plans generally provide pension benefits based on years of service and compensation level. Our contributions to the defined contribution plans were approximately $13.5 million, $12.9 million and $13.1 million for fiscal 2009, 2008 and 2007; respectively. Our aggregate projected benefit obligations under these plans was approximately $16.0 million as of May 31, 2009 and the aggregate fair value of assets available to fund these projected benefits as of May 31, 2009 was approximately $17.3 million. Under the provisions of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of SFAS Nos. 87, 88, 106, and 132 (R) (SFAS 158), the after tax $2.9 million change in the funded status of the international defined benefit plans has been reflected in our stockholders' equity in other comprehensive income in fiscal 2009.

12. Income Taxes

        Our income (loss) before taxes consisted of the following components (in thousands):

	Years Ended May 31,
	2009	2008	2007
United States	$58,580	$41,674	$33,693
International Operations	(14,972)	3,191	(40,230)

Income (loss) before income taxes	$43,608	$44,865	$(6,537)

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

12. Income Taxes (Continued)

        The provision for income taxes consisted of the following components (in thousands):

	Years Ended May 31,
	2009	2008	2007
Current:
Federal	$20,627	$15,896	$11,240
State	3,515	2,196	2,014
Foreign	4,194	4,467	(6,930)

Total current provision	28,336	22,559	6,324

Deferred:
Federal	(1,362)	3,508	2,395
State	(2)	1,582	(97)
Foreign	(2,281)	3,509	5,778

Total deferred provision	(3,645)	8,599	8,076

Total provision for income taxes	$24,691	$31,158	$14,400

        A reconciliation of the expected income tax provision at the U.S. statutory rate with the provision for income taxes was as follows:

	Years Ended May 31,
	2009	2008	2007
Taxes computed at statutory rate	35.0%	35.0%	35.0%
State taxes—net of federal benefits	4.9	3.3	(19.1)
Foreign earnings at other than U.S. statutory rates	(6.9)	(9.3)	2.9
Unbenefitted foreign losses	29.3	22.9	(195.0)
Tax Credits	(3.2)	(1.8)	9.4
Non-deductible expenses	3.7	3.4	(17.3)
Tax exempt income	—	(0.6)	2.6
Domestic Manufacturer's Deduction	(3.0)	(2.0)	—
Valuation allowance—capital losses	—	15.8	—
Valuation allowance—other	(7.8)	(2.0)	—
Other, net	4.6	4.7	(38.8)

	56.6%	69.4%	(220.3)%

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

12. Income Taxes (Continued)

        Temporary differences comprising our net deferred tax assets were as follows (in thousands):

	May 31,
	2009	2008
Current:
Allowance for doubtful accounts	$104	$1,242
Accrued compensation	165	2,665
Accrued liabilities and other	8,294	8,513
Prepaid expenses	(2,891)	(4,475)
Deferred revenue	8,806	9,022
Net operating loss carryforwards	299	340
Tax credit carryforwards	115	573

Total gross current deferred tax assets	14,892	17,880
Less valuation allowance	(1,635)	(8,440)

Total net current deferred tax asset	13,257	9,440

Noncurrent:
Property and equipment	36	2,517
Identified intangible assets	(9,435)	(12,262)
Stock-based compensation	5,541	4,389
Original issue discount on convertible debt, net	21,684	18,037
Capital loss carryforwards	7,092	7,092
Long-term lease and other	3,360	1,451
Deferred revenue	3,191	3,158
Deferred rent	627	864
Net operating loss carryforwards	80,590	96,841
Tax credit carryforwards	380	31

Total gross noncurrent deferred tax assets	113,066	122,118
Less valuation allowance	(80,328)	(98,740)

Total net non-current deferred tax assets	32,738	23,378

Total net deferred tax asset	$45,995	$32,818

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

12. Income Taxes (Continued)

        The following summarizes the rollforward of our deferred tax asset valuation allowance (in thousands):

Balance, May 31, 2006	$86,677
Change due to revisions to purchase accounting	2,248
Provision for domestic valuation allowance	360
Provisions for foreign valuation allowance	15,339
Utilization due to intercompany transfer	(10,219)
Currency adjustment to opening balance	(946)

Balance, May 31, 2007	93,459
Changes in valuation allowances related to purchased tax assets	(4,484)
Adjustment of net operating losses	(2,756)
Provisions for domestic valuation allowance	6,732
Provisions for foreign valuation allowance	3,320
Currency adjustment to opening balance	10,909

Balance, May 31, 2008	107,180
Changes in valuation allowances related to purchased tax assets	(8,509)
Adjustment of net operating losses	2,982
Provisions for foreign valuation allowance	1,087
Release of foreign valuation allowance	(3,402)
Currency adjustment to opening balance	(17,375)

Balance, May 31, 2009	$81,963

        During fiscal 2009, we reversed $11.9 million of valuation allowance. We released a partial valuation allowance in the amount of $11.3 million on deferred tax assets as we believe it is now more likely than not that tax benefits from these deferred tax assets will be realized prior to expiration. This determination resulted from our implementation of a new international business structure as well as settlement of certain intercompany debts between our international subsidiaries, which increased our profitability in certain tax jurisdictions. To the extent we are able to generate sustained, aggregate profitability throughout our EMEA and APAC regions, we may conclude that additional valuation allowance reversals are appropriate in a future period. This partial valuation allowance release resulted in a $3.4 million tax benefit to our operating results and a $7.9 million reduction to goodwill. The reductions to goodwill related to the release of valuation allowances on acquired deferred tax assets. In addition, we reduced the valuation allowance by $0.6 million related to a deferred tax asset that was associated with a pension liability adjustment. (See Note 2, Summary of Significant Accounting Policies—Goodwill and Other Intangibles). With our adoption of SFAS 141(R) in fiscal 2010, any future release of valuation allowance recorded through purchase accounting in relation to our acquisitions will be included as a reduction in our income tax provision rather than as an adjustment to goodwill.

        During fiscal 2009, we adjusted certain foreign net operating losses with a full valuation allowance by $3.0 million. We determined that a portion of the foreign NOLs was not sustainable, so the NOL balance and associated valuation allowance was reduced.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

12. Income Taxes (Continued)

        In fiscal 2009, the valuation allowance increased by $1.1 million due to current year losses in jurisdictions with a full valuation allowance.

        In fiscal 2008, certain pre-acquisition foreign NOLs with a full valuation allowance were written off in the amount of $2.8 million. During fiscal 2008, it was determined that a portion of the foreign net operating losses in the amount of $1.7 million was not sustainable, so the NOL balance and associated valuation allowance was reduced. The additional $1.1 million reduction of foreign NOLs and valuation allowance was a result of the finalization a foreign tax audit.

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

        We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years ending before May 31, 2005. A foreign taxing authority commenced an examination of tax returns for periods January 1, 2005 through May 31, 2007 in the fourth quarter of fiscal 2008 that was completed during fiscal 2009. In addition, there are ongoing audits in certain foreign jurisdictions that commenced in the fourth quarter fiscal 2009. While we believe we have adequately provided for all tax positions under examination, amounts asserted by taxing authorities could be greater or less than the accrued provision. We do not anticipate that the adjustments would result in a material change to our financial position nor do we expect the amount of unrecognized tax benefits or cash payments related to these obligations to significantly change over the next 12 months.

        We adopted the provisions of FIN 48 on June 1, 2007. The following summarizes the rollforward of our unrecognized tax benefits (in thousands):

Balance, May 31, 2007	$4,637
Increases for tax positions taken during a prior period	244
Decreases for tax positions taken during a prior period	(469)
Increases based on tax positions related to the current period	1,345

Balance, May 31, 2008	5,757
Increases for tax positions taken during a prior period	1,093
Decreases for tax positions taken during a prior period	(4)
Increases based on tax positions related to the current period	1,731
Decreases for tax positions related to settlements with taxing authorities	(726)

Balance, May 31, 2009	$7,851

        We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of tax expense. As of May 31, 2008, we had $0.3 million in interest expense accrued related to uncertain tax benefits. During the year ended May 31, 2009, we recognized approximately $0.4 million in interest and had approximately $0.7 million accrued at May 31, 2009, which is included in increases based on tax positions related to prior periods in the above table. Interest recognized for the year ended May 31, 2008 was $0.3 million. No penalties have been accrued at May 31, 2009 and May 31, 2008.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

12. Income Taxes (Continued)

        As of May 31, 2009, we had approximately $1.9 million and $0.1 million of U.S. federal and state NOL carryforwards, respectively. As of May 31, 2008, we had approximately $2.7 million and $1.4 million of U.S. federal and state NOL carryforwards, respectively. The federal and state losses expire in 2010 through 2025 if not utilized. The NOL carryforwards are subject to an annual limitation under Internal Revenue Code Section 382, but are expected to be fully realized. In addition, we had approximately $0.8 million of federal and state research and development credits that expire in 2016 through 2027. There was no valuation allowance related to these deferred tax assets as of May 31, 2009.

        As of May 31, 2009, we had approximately $329.5 million of foreign NOLs and $354.0 million as of May 31, 2008, some of which expire in various years beginning in 2010, and some of which will carry forward indefinitely depending on the jurisdiction. A valuation allowance has been provided against the majority of the foreign NOLs. We also determined that a portion of our acquired foreign NOLs were not sustainable. Accordingly, we recorded a reduction in the acquired deferred tax assets and a corresponding increase in goodwill of approximately $1.9 million in fiscal 2009.

        We have a temporary tax ruling related to our Swiss finance company which provides for a reduced income tax rate of approximately 9.0% and a reduced rate on capital taxes. We also have a temporary tax ruling related to our Swiss shared service center which provides for a reduced income tax rate of approximately 4.0%. We have a tax holiday for our Philippines shared service center.

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

13. Commitments and Contingencies

        We are involved in various claims and legal actions in the normal course of business. We are of the opinion that the outcome of such legal actions will not have a significant adverse effect on our financial position, results of operations or cash flows. Notwithstanding our belief, an unfavorable resolution of some or all of these matters could materially affect our future results of operations and cash flows.

Employment Agreements

        We have entered into various employment agreements with certain executives and other employees which provide for severance payments subject to certain conditions and events.

Operating and Capital Leases

        We rent office space and certain office equipment under operating and capital leases. In addition to minimum lease payments, the office leases require payment of a proportionate share of real estate taxes and building operating expenses. Certain lease agreements include escalation clauses. The total amount of base rentals over the term of our leases is charged to expense on a straight-line method with the amount of the rental expense in excess of lease payments recorded as a deferred rent liability. Rent

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

13. Commitments and Contingencies (Continued)

expense under operating leases was approximately $26.9 million, $31.4 million, and $27.0 million for fiscal 2009, 2008, and 2007; respectively.

        Future minimum lease payments under operating leases are as follows (in thousands):

2010	$26,733
2011	22,198
2012	15,128
2013	6,058
2014	5,383
Thereafter	5,281

Total minimum operating lease payments	$80,781

        Future minimum lease payments under capital leases are as follows (in thousands):

2010	$2,228
2011	1,089
2012	445
2013	200
Thereafter	37

Total minimum capital lease payments	3,999
Less amounts representing interest	(437)

Present value of net minimum obligations	3,562
Less current portion	(1,988)

Long-term capital lease obligations	$1,574

Indemnification and Guarantee Agreements

        We license our software products to customers under end user license agreements and to certain resellers or other business partners under business partner agreements. These agreements generally include certain provisions for indemnifying our customer or business partner against losses, expenses and liabilities from damages that may be awarded against them if our software, or the third-party-owned software we resell, is found to infringe a patent, copyright, trademark or other proprietary right of a third-party. These agreements generally limit our indemnification obligations based on industry-standards and geographical parameters and give us the right to replace an infringing product. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we believe our internal development processes and other practices limit our exposure under these indemnification provisions. In addition, the invention and nondisclosure agreements signed by our employees assign to us various intellectual property rights. There is no pending litigation for which we are required to provide indemnification under these agreements. As a result, we believe the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of May 31, 2009.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

13. Commitments and Contingencies (Continued)

        We enter into services agreements with customers for the implementation of our software. We may also subcontract these services to our business partners. From time-to-time, we include in these services agreements, certain provisions for indemnifying our customer against losses, expenses and liabilities from these services, including, for example, personal injury or tangible property damage. Lease agreements and other contracts with our vendors may also impose similar indemnification obligations on us for personal injury, tangible property damage or other claims. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have general liability and umbrella insurance policies that enable us to recover a portion of certain amounts paid. There is no pending litigation for which we are required to provide indemnification under these agreements. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of May 31, 2009.

        We have arrangements with certain subcontractors who perform services for our customers whereby we guarantee the expenses incurred by certain of their employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. Unless otherwise limited in the contract, we would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not significant. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of May 31, 2009.

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

Legal

        On May 19, 2009, ePlus, Inc. filed a lawsuit in the United States District Court for the Eastern District of Virginia against Lawson Software, Inc., Perfect Commerce, Inc., SciQuest, Inc. and Verian Technologies, Inc. Verian Technologies and ePlus subsequently reached a confidential settlement and have sought dismissal by the court of their part of the lawsuit. The complaint alleges that Lawson's supply chain products, and some of the products of the other defendants, infringe three U.S. patents owned by ePlus. ePlus seeks damages in an undisclosed amount, enhancement of those damages, an attorneys fee award and an injunction against further infringement. We intend to defend this case vigorously because we believe we have meritorious defenses, including non-infringement and patent invalidity. However, given the inherent unpredictability of litigation and jury trials, we cannot at this time estimate the possible outcome of this lawsuit. Because patent litigation is time consuming and costly to defend, we may incur significant costs in future periods related to this matter. In addition, in

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

13. Commitments and Contingencies (Continued)

the event of an unfavorable outcome in this matter, it could have a material effect on our future results of operations or cash flows.

        On May 20, 2008, a putative class action lawsuit was filed against us in the United States District Court for the Southern District of New York on behalf of current and former business, systems, and technical consultants. The suit, Cruz, et. al., v. Lawson Software, Inc. et. al., alleges that we failed to pay overtime wages pursuant to the Fair Labor Standards Act (FLSA) and state law, and alleges violations of state record-keeping requirements. The suit also alleges certain violations of ERISA and unjust enrichment. Relief sought includes back wages, corresponding 401(k) plan credits, liquidated damages, penalties, interest and attorneys' fees. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action. We successfully moved the case from the United States District Court for the Southern District of New York to the District of Minnesota. The Minnesota Federal District Court has conditionally certified the case under the FLSA as a collective action and granted our motion to dismiss the two ERISA counts and the state wage and hour claims. The Plaintiffs have filed a motion to amend the complaint to assert Minnesota state FLSA causes of action, and that motion is currently pending before the court.

        We have accumulated information regarding Intentia customer claims and disputes that arose before our acquisition of Intentia. The initial purchase accounting accrual for these claims and disputes was recorded in fiscal 2006. In fiscal 2007, we completed a thorough assessment of these claims and obtained sufficient information to adjust the preliminary estimate of fair value for these claims and disputes resulting in an incremental accrual of $12.8 million. In fiscal 2008, we updated our estimated reserve requirements based on an analysis of the current status of negotiations related to each unsettled case at this time and recorded a reduction to the reserve of $3.9 million. We also made some refinements in our resolution approach. This combined with some favorable results drove the reduction in the estimated reserve in fiscal 2008. In addition, in fiscal 2009 certain of these claims and disputes settled at amounts lower than anticipated and our estimated reserve requirements were reduced by $3.4 million. The original charge to establish the reserve and the subsequent adjustment in fiscal 2007 were recorded to goodwill as part of the purchase accounting related to our acquisition of Intentia. The fiscal 2008 and 2009 adjustments to the reserve were recorded in general and administrative expenses in our Consolidated Statements of Operations as the reductions occurred outside the period in which adjustments to such purchase accounting was allowed. The applicable reserve is recorded at present value and is expected to be consumed through a combination of cash payments, accounts receivable write-offs and free services over the next 12 to 15 months. Because the reserve is recorded at present value, an aggregate $0.6 million and $1.7 million of interest accretion was recorded in fiscal 2008 and 2007, respectively. As of May 31, 2009 and 2008, we had reserves recorded of approximately $1.9 million and $7.4 million, respectively related to the Intentia disputes that arose before the acquisition (See Note 4, Business Combinations). We expense our defense costs during the period when incurred. If the aggregate settlement costs or judgments exceed the fair value estimate established as part of the purchase price adjustment, the excess costs would be expensed in the period when incurred.

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

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

14. Segment and Geographic Areas

        During fiscal 2009 and prior years, we viewed our operations and managed our business as one reportable segment, the development and marketing of computer software and related services including consulting and maintenance and customer support. Factors used to identify our single operating segment include the financial information regularly utilized for evaluation by our chief operating decision-maker in making decisions about how to allocate resources and assess performance. In fiscal 2009 and prior years, the operations that support the Intentia M3 products and the legacy Lawson S3 products were under one leadership structure and the financial information utilized to evaluate our business operations for fiscal 2009 and prior years combined M3 and S3 initiatives for all vertical markets for product sales, consulting services and maintenance and customer support. We market our products and services through our offices in the U.S. and our wholly-owned branches and subsidiaries operating in the Americas, EMEA, and APAC.

        With the strategic workforce realignment we began in May 2009 (See Note 3, Restructuring), we will be revising our organizational structure and internal financial reporting during fiscal 2010. Accordingly, during fiscal 2010 we will review our reportable operating segments such that any applicable changes can be reflected in fiscal 2010.

        The following table presents our revenues summarized by geographic region for the periods indicated (in thousands):

	Geographic Region
	Americas	APAC	EMEA	Total
Fiscal 2009
License fees	$68,626	$6,405	$34,652	$109,683
Services:
Maintenance	232,448	10,865	106,889	350,202
Consulting	138,801	13,804	144,838	297,443

Total services	371,249	24,669	251,727	647,645

Total revenues	$439,875	$31,074	$286,379	$757,328

Fiscal 2008
License fees	$69,837	$8,005	$54,314	$132,156
Services:
Maintenance	217,728	9,685	109,366	336,779
Consulting	153,658	14,679	214,654	382,991

Total services	371,386	24,364	324,020	719,770

Total revenues	$441,223	$32,369	$378,334	$851,926

Fiscal 2007
License fees	$68,218	$2,104	$35,539	$105,861
Services:
Maintenance	199,924	6,685	85,048	291,657
Consulting	141,814	15,004	196,052	352,870

Total services	341,738	21,689	281,100	644,527

Total revenues	$409,956	$23,793	$316,639	$750,388

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

14. Segment and Geographic Areas (Continued)

        The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region (in thousands):

	Geographic Region
	Americas	APAC	EMEA	Total
As of May 31, 2009	$35,381	$5,879	$14,381	$55,641
As of May 31, 2008	$18,608	$8,548	$17,888	$45,044

        The following table sets forth revenues and long-lived tangible assets by country for the periods indicated (in thousands):

	Years Ended May 31,
Revenues(1)	2009	2008	2007
United States	$429,339	$429,504	$391,686
Sweden	82,143	113,328	98,277
All other countries(2)	245,846	309,094	260,425

Total revenues	$757,328	$851,926	$750,388

	As of May 31,
Long-lived tangible assets	2009	2008
United States	$35,339	$18,530
Sweden	9,407	11,551
Philippines	4,745	6,989
All other countries(2)	6,150	7,974

Total long-lived tangible assets	$55,641	$45,044

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

15. Related Parties

        During the fourth quarter of fiscal 2009, we repurchased an aggregate of 1.6 million shares of our common stock at an average price of $5.55 per share under our share repurchase program in four private transactions from May 1, 2009 through May 12, 2009 from an affiliate of Dr. Romesh Wadhwani, our co-chairman and a member of our Board of Directors. We repurchased these shares at a 2% discount from the closing market price of our common stock on the respective dates of purchase. As required under our Corporate Governance policy, these related party transactions were approved by our Audit Committee and the other disinterested members of our Board of Directors.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

15. Related Parties (Continued)

        On July 31, 2007, we repurchased 1.1 million shares of our common stock from the Lawson Family Investment Company, Ltd., an entity affiliated with H. Richard Lawson, founder, co-chairman and a director of the Company. In addition, 2.9 million shares were purchased from Symphony Technology Group, a principal stockholder of the Company. Dr. Romesh Wadhwani, our co-chairman and member of our Board of Directors, is the founder and managing partner of Symphony Technology Group. These shares were purchased at $9.20 per share. These repurchases were approved by all of our directors who had no personal financial interest in the transactions and the repurchases were each part of our board-authorized stock buyback program.

        Effective April 27, 2007, Lawson International AB, a subsidiary of Lawson, entered into a two-year nonexclusive reseller agreement with Symphony Service Corp. (India) Pvt Ltd (Symphony Services India) for the territory of India (the Non-Exclusive India Reseller Agreement). The reseller agreement automatically renewed for an additional two-year term starting April 27, 2009. Under the Non-Exclusive India Reseller Agreement, Symphony Services India may distribute, sublicense and service products of Lawson and its subsidiaries to customers of Symphony Services India in India, in consideration of payment of the applicable reseller fees to Lawson. The Non-Exclusive India Reseller Agreement supersedes and replaces an exclusive reseller agreement for India that was signed in 1998 between Intentia International AB and Intentia South Asia Pct. Ltd. India (Intentia India), and assigned by Intentia India to Symphony Services India in March 2005. Dr. Romesh Wadhwani, our co-chairman and member of our Board of Directors, is a principal stockholder of Symphony Services India and Lawson (indirectly through other companies affiliated with Symphony Services India and separately disclosed under Schedule 13D/G). The Non-Exclusive India Reseller Agreement is based on the standard form of non-exclusive reseller agreement we used with non-affiliated resellers. The Non-Exclusive India Reseller Agreement was approved by management of Lawson, our Audit Committee, and by our Board of Directors (with Mr. Wadhwani abstaining), because it was determined that the new agreement (i) eliminated exclusivity and is for a shorter term than the former agreement, (ii) reflects Lawson's current standard terms for non-affiliated resellers and (iii) does not represent a conflict of interest. During fiscal 2009, 2008 and 2007, we paid Symphony Services India $0.4 million, $1.3 million and $0.2 million; respectively.

        On May 15, 2006, Lawson and Symphony Technology Group, LLC (Symphony), a principal stockholder of the Company, entered into a three month consulting agreement, under which an employee of Symphony provided us part-time project management services. We paid all out-of-pocket expenses but did not pay any fees for the employee services. Amounts paid to Symphony during fiscal 2007 under the agreement were nominal. Romesh Wadwani is a member of our Board of Directors and is a partner of Symphony. Mr. Wadhwani did not personally perform any of the services under the consulting agreement.

        In May 2005, Intentia entered an agreement with Symphony Service Corp. (Symphony Services), an affiliate of Symphony Technology Group, LLC, pursuant to which Symphony Services agreed to provide Intentia both product development and customer support resources for an initial five year term subject to earlier termination after three years. Intentia believed this agreement will help enable it to achieve significant quality improvements and better customer service without increasing total spending on product development and customer support and was part of a business transformation plan approved by Intentia in July 2004. The agreement was not affected by the consummation of the

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

15. Related Parties (Continued)

business combination with Lawson. This agreement will terminate in September 2009, subject to the completion of any remaining services projects after that time. Any future services agreements with Symphony would depend on the need for those services and acceptable agreement terms for Lawson, and would be subject to prior approval by Lawson's Audit Committee and disinterested directors. During fiscal 2009, 2008 and 2007, we paid Symphony Services $4.0 million, $5.9 million and $7.0 million; respectively.

16. Supplemental Quarterly Financial Information (Unaudited):

        Summarized quarterly supplemental consolidated financial information for fiscal 2009 and 2008 were as follows (in thousands):

	Quarter Ended
	August 31, 2008	November 30, 2008	February 28, 2009	May 31, 2009
Fiscal 2009
Total revenues	$190,916	$206,357	$173,848	$186,207
Gross profit	$96,263	$108,626	$91,295	$102,512
Restructuring	$(231)	$7,717	$3,534	$8,934
Operating expenses (excluding restructuring)	$90,325	$90,051	$72,844	$80,789
Income before income taxes	$7,251	$11,027	$14,105	$11,225
Net income (loss)	$(2,523)	$4,208	$7,387	$9,845
Net income (loss) per share:
Basic	$(0.01)	$0.03	$0.05	$0.06
Diluted	$(0.01)	$0.03	$0.04	$0.06

	Quarter Ended
	August 31, 2007	November 30, 2007	February 29, 2008	May 31, 2008
Fiscal 2008
Total revenues	$187,408	$218,602	$212,887	$233,029
Gross profit	$93,769	$111,001	$110,685	$123,551
Restructuring	$(145)	$80	$(137)	$(529)
Operating expenses (excluding restructuring)	$88,516	$99,137	$94,416	$106,590
Income before income taxes	$9,979	$11,148	$10,609	$13,129
Net income	$5,581	$3,723	$727	$3,676
Net income per share:
Basic	$0.03	$0.02	$—	$0.02
Diluted	$0.03	$0.02	$—	$0.02

        No cash dividends have been declared or paid in any period presented.

Index to Exhibits (Item 15(a3))

Number	Description
3.3.1(1)	Amended and Restated Certificate of Incorporation of the Company
3.2(1)	Bylaws of the Company
4.1(1)	Form of Certificate of Common Stock of the Company
4.2(2)	Rights Agreement dated July 28, 2004
4.3(3)	First Amendment to the Rights Agreement dated June 2, 2005
4.4(1)	Certificate of Designations of Series B Junior Participating Preferred Stock of the Company
4.5(12)	Indenture between the Company and The Bank of New York, as trustee, dated as of April 23, 2007 (including Form of 2.50% Senior Convertible Note due 2012)
4.6(12)	Registration Rights Agreement between the Company and Lehman Brothers Inc. and Citigroup Global Markets Inc., dated as of April 23, 2007
4.7(5)	Registration Rights Agreement, dated February 23, 2001, between the Company and the stockholders, investors and founders named therein
10.1(5)	Amended and Restated 1996 Stock Incentive Plan
10.2(6)	Amended and Restated 2001 Stock Incentive Plan
10.3(8)	Form of Stock Option Agreement under 1996 or 2001 Stock Incentive Plan
10.4(8)	Form of Stock Option Agreement under 1996 or 2001 Stock Incentive Plan (with additional terms regarding acceleration of vesting)
10.5(18)	Form of Restricted Stock Unit Award Agreement under 1996 Stock Incentive Plan (time based vesting)
10.6(7)	Form of Manifesto Stock Option Agreement under 2001 Stock Incentive Plan
10.7(3)	Notice of Amendment of "Out-Of-The-Money" Stock Options Held by Officers Subject to Section 16 of the Securities Exchange Act as of June 1, 2005
10.8(8)	2001 Employee Stock Purchase Plan (Amended and Restated as of October 26, 2006)
10.9(7)	Executive Change in Control Severance Pay Plan for Tier 1 Executives (Effective January 17, 2005)
10.10(3)	Employment Agreement dated June 2, 2005 between the Company and Harry Debes
10.11(3)	Stock Option Agreement dated June 2, 2005 between the Company and Harry Debes
10.12(3)	Restricted Stock Award Agreement dated June 2, 2005 between the Company and Harry Debes
10.13(15)	Form of Addendums to Employment Agreement with Harry Debes, effective October 4, 2005 and June 1, 2006
10.14(9)	Amendment to Option Agreement dated October 11, 2006 between the Company and Harry Debes, amending the Option Agreement dated June 2, 2005
10.15(14)	Employment Agreement dated October 5, 2006 between the Company and Robert A. Schriesheim
10.16(14)	Stock Option Agreement dated October 5, 2006 between the Company and Robert A. Schriesheim
10.17(18)	Form of Restricted Stock Award Document under 2001 Stock Incentive Plan (time based vesting)
10.18(5)	Lease of real property located at 380 St. Peter St., St. Paul, MN 55102

Number	Description
10.19(4)	Modified Master Relationship Agreement and an OEM Software Agreement between the Company and International Business Machines Corporation, extended through August 8, 2008
10.20(10)	Value Added Reseller Agreement, effective January 29, 2004, between the Company and Micro Focus International Holdings LTD, Inc. and its Affiliates
10.21(18)	Form of Restricted Stock Award Document under 2001 Stock Incentive Plan (performance based vesting)
10.22(18)	Reseller Agreement between StreamServe, Inc. and Lawson Software Americas, Inc. effective November 1, 2008
10.23(11)	Non-Exclusive India Reseller Agreement, dated April 27, 2007, between Lawson International AB and Symphony Service Corp. (India) Pvt Ltd.
10.24(17)	Amendment No. 2 (adopted January 16, 2009) to the Lawson Software, Inc. 2001 Stock Incentive Plan
10.25(1)	Master Offshoring Agreement dated May 5, 2005 between Intentia International AB and Symphony Service Corporation
10.26(12)	Purchase Agreement among the Company, and Lehman Brothers Inc. and Citigroup Global Markets Inc., dated as of April 19, 2007
10.27(12)	Confirmation of Convertible Note Hedge Transaction, dated April 17, 2007
10.28(12)	Confirmation of Warrant Transaction, dated April 17, 2007
10.29(13)	Amendment No. 1 (adopted June 26, 2007) to the Lawson Software, Inc. Executive Change in Control Severance Pay Plan for Tier 1 Executives
10.30(15)	Amendment No. 2 (adopted November 8, 2007) to the Lawson Software, Inc. Executive Change in Control Severance Pay Plan for Tier 1 Executives
10.31(15)	Amendment to 2001 Stock Incentive Plan (adopted July 10, 2008) to allow for awards of restricted stock units under the plan
10.32(15)	Employment Agreement, as amended January 17, 2008, with Guenther Tolkmit
10.33(15)	Employment Letter, dated July 26, 1999, with Bruce B. McPheeters
10.34(16)	July 15, 2008 agreement between Lawson Software, Inc. and Lehman Brother OTC Derivatives Inc. pertaining to a $100.0 million accelerated share repurchase transaction
10.35(16)	Notice of Early Termination, effective September 24, 2008, of the agreement dated July 15, 2008 between Lawson Software, Inc. and Lehman Brothers OTC Derivatives Inc.
10.36(16)	Amendment to IBM OEM Agreement, dated August 18, 2008, extending the term of that agreement until September 14, 2009
10.37(16)	Convertible Note Hedge Transaction Notice of Early Termination Date, effective October 10, 2008 between Lawson Software, Inc. and Lehman Brothers OTC Derivatives Inc.
10.38(16)	Warrant Transaction Notice of Early Termination Date, effective October 10, 2008 between Lawson Software, Inc. and Lehman Brothers OTC Derivatives Inc.
12.1(18)	Statement of Computation of Ratio of Earnings to Fixed Charges.
21.1(18)	Subsidiaries of Lawson Software, Inc.
23.1(18)	Consent of PricewaterhouseCoopers LLP
23.2(1)	Consent of Appraisal Firm
24.1	Powers of Attorney (included on signature page)
31.1(18)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Harry Debes

Number	Description
31.2(18)	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Robert A. Schriesheim
32.1(18)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act—Harry Debes
32.2(18)	Certification Pursuant to Section 906 of Sarbanes-Oxley Act—Robert A. Schriesheim

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

(10)
Incorporated by reference to the Form 10-Q filed on April 12, 2004.

(11)
Incorporated by reference to the Form 8-K filed on May 3, 2007.

(12)
Incorporated by reference to the Form 8-K filed on April 23, 2007.

(13)
Incorporated by reference to the Form 8-K filed on June 28, 2007.

(14)
Incorporated by reference to the Form 10-Q filed on October 10, 2006.

(15)
Incorporated by reference to the Form 10-K filed on July 11, 2008.

(16)
Incorporated by reference to the Form 10-Q filed October 10, 2008.

(17)
Incorporated by reference to the Form 10-Q filed on April 2, 2009.

(18)
Filed herewith.