Form 10-Q
period 2009-08-31
Lawson Software, Inc.
filed 2009-10-08
CIK 1344632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2009

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

The number of shares of the registrant’s common stock outstanding on September 28, 2009 was 202,153,235.

LAWSON SOFTWARE, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	August 31, 2009	May 31, 2009 (1) (2)
	(unaudited)	(as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$391,302	$414,815
Restricted cash - current	9,258	9,208
Trade accounts receivable, net	120,564	152,666
Income taxes receivable	13,875	4,242
Deferred income taxes - current	20,823	18,909
Prepaid expenses and other current assets	41,668	52,255
Total current assets	597,490	652,095

Restricted cash - non-current	2,077	1,786
Property and equipment, net	56,314	55,641
Goodwill	486,547	470,274
Other intangible assets, net	87,600	91,701
Deferred income taxes - non-current	39,229	39,835
Other assets	13,518	13,149
Total assets	$1,282,775	$1,324,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt - current	$4,070	$4,591
Accounts payable	8,280	14,018
Accrued compensation and benefits	62,084	73,976
Income taxes payable	2,158	4,512
Deferred income taxes - current	8,479	5,652
Deferred revenue - current	246,939	279,041
Other current liabilities	38,768	56,308
Total current liabilities	370,778	438,098

Long-term debt - non-current	220,205	217,333
Deferred income taxes - non-current	17,765	16,827
Deferred revenue - non-current	10,070	13,482
Other long-term liabilities	15,048	14,781
Total liabilities	633,866	700,521
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 750,000 shares authorized; 202,121 and 201,808 shares issued, respectively; 161,704 and 161,476 shares outstanding, at August 31, 2009 and May 31, 2009, respectively	2,021	2,018
Additional paid-in capital	873,781	870,722
Treasury stock, at cost; 40,417 and 40,332 shares at August 31, 2009 and May 31, 2009, respectively	(324,719)	(324,651)
Retained earnings	46,695	40,718
Accumulated other comprehensive income	51,131	35,153
Total stockholders’ equity	648,909	623,960
Total liabilities and stockholders’ equity	$1,282,775	$1,324,481

(1) Derived from our audited Consolidated Financial Statements

(2) Adjusted to reflect adoption of FSP APB 14-1 (Note 2)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	August 31,
	2009	2008 (1)
		(as adjusted)
Revenues:
License fees	$25,935	$21,125
Maintenance services	85,430	89,109
Software revenues	111,365	110,234
Consulting	57,627	80,682
Total revenues	168,992	190,916

Cost of revenues:
Cost of license fees	4,927	5,332
Cost of maintenance services	15,559	16,874
Cost of software revenues	20,486	22,206
Cost of consulting	51,835	72,447
Total cost of revenues	72,321	94,653

Gross profit	96,671	96,263

Operating expenses:
Research and development	20,618	21,918
Sales and marketing	35,877	46,491
General and administrative	19,249	19,289
Restructuring (Note 3)	75	(231)
Amortization of acquired intangibles	1,880	2,627
Total operating expenses	77,699	90,094

Operating income	18,972	6,169

Other income (expense), net:
Interest income	318	3,048
Interest expense	(4,450)	(3,959)
Other income (expense), net	(98)	72
Total other income (expense), net	(4,230)	(839)

Income before income taxes	14,742	5,330
Provision for income taxes	8,765	9,021
Net income (loss)	$5,977	$(3,691)

Net income (loss) per share:
Basic	$0.04	$(0.02)
Diluted	$0.04	$(0.02)

Weighted average common shares outstanding:
Basic	161,112	168,394
Diluted	163,921	168,394

(1) Adjusted to reflect adoption of FSP APB 14-1 (Note 2)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	August 31,
	2009	2008 (1)
		(as adjusted)
Cash flows from operating activities:

Net income (loss)	$5,977	$(3,691)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	10,042	10,260
Amortization of debt issuance costs	260	255
Amortization of debt discount	2,122	1,987
Deferred income taxes	3,232	140
Provision for doubtful accounts	641	(250)
Warranty provision	1,002	1,257
Net loss on disposal of assets	10	—
Excess tax benefits from stock transactions	(168)	(348)
Stock-based compensation expense	2,567	1,817
Amortization of discounts on marketable securities	—	6
Changes in operating assets and liabilities:
Trade accounts receivable	32,399	34,907
Prepaid expenses and other assets	11,921	(5,362)
Accounts payable	(5,884)	(8,117)
Accrued expenses and other liabilities	(35,933)	(19,004)
Income taxes payable/receivable	(11,520)	5,197
Deferred revenue	(37,210)	(33,631)
Net cash used in operating activities	(20,542)	(14,577)

Cash flows from investing activities:
Change in restricted cash	(277)	401
Proceeds from maturities and sales of marketable securities and investments	—	49,694
Purchases of property and equipment	(4,358)	(6,946)
Net cash (used in) provided by investing activities	(4,635)	43,149

Cash flows from financing activities:
Principal payments on long-term debt	(467)	(582)
Payments on capital lease obligations	(575)	(130)
Cash proceeds from exercise of stock options	1,197	1,433
Excess tax benefit from stock transactions	168	348
Cash proceeds from employee stock purchase plan	550	779
Repurchase of common stock	(1,284)	(100,041)
Net cash used in financing activities	(411)	(98,193)

Effect of exchange rate changes on cash and cash equivalents	2,075	(5,132)

Net decrease in cash and cash equivalents	(23,513)	(74,753)
Cash and cash equivalents at the beginning of the period	414,815	435,121
Cash and cash equivalents at the end of the period	$391,302	$360,368

(1) Adjusted to reflect adoption of FSP APB 14-1 (Note 2)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

LAWSON SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business and Basis of Presentation

Lawson Software is a global provider of enterprise software, services and support targeting customers in specific industries, including equipment service management & rental, fashion, food & beverage, healthcare, manufacturing & distribution, public sector (U.S.), and service industries as well as the horizontal market for our strategic human capital management product line. Lawson serves customers in three geographic regions: the Americas; Europe, Middle East, and Africa (EMEA); and Asia-Pacific, including Australia and New Zealand (APAC). We offer a broad range of software applications and industry-specific solutions that help our customers improve their business processes and reduce costs, resulting in better business or operational performance. Lawson solutions help automate and integrate business processes and promote collaboration among our customers and their partners, suppliers and employees. Through our consulting services, we help our customers implement, learn to use, upgrade and optimize their Lawson applications. Through our support services, we provide ongoing maintenance and assistance to our customers.

Basis of Presentation

Our Condensed Consolidated Financial Statements include the accounts of Lawson Software, Inc., our branches and our wholly-owned and majority-owned subsidiaries operating in the Americas, EMEA, and APAC. All significant intercompany accounts and transactions have been eliminated. Our subsidiaries that are not majority-owned are accounted for under the equity method. The accompanying Condensed Consolidated Financial Statements reflect all adjustments, in the opinion of management, necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items other than the adjustments, including the out-of-period income tax, service loss reserve and incentive compensation accrual matters, described below. The accompanying Condensed Consolidated Financial Statements for prior periods include certain adjustments related to the adoption of a new accounting pronouncement that we were required to adopt retrospectively.  See Note 2, Summary of Significant Accounting Policies - Adoption of New Accounting Pronouncements, for detail.

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The Condensed Consolidated Balance Sheet data as of May 31, 2009 was derived from audited financial statements. The accompanying interim Consolidated Financial Statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the fiscal year ended May 31, 2009. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

Business Segments

During fiscal 2009 and prior years, we viewed our operations and managed our business as one reportable segment, the development and marketing of computer software and related services including consulting, maintenance and customer support. Beginning in the first quarter of fiscal 2010, we reorganized our operations to provide greater focus on and better serve our targeted vertical markets. With this strategic organizational change, including a workforce realignment, we determined that we have three reportable segments that align with our three industries groups: S3 Strategic Industries, M3 Strategic Industries and General Industries. See Note 14, Segment and Geographic Information, for applicable reportable segment disclosures.

Fiscal Year

Our fiscal year is from June 1 through May 31. Unless otherwise stated, references to the years 2010 and 2009 relate to the fiscal years ended May 31, 2010 and 2009, respectively. References to future years also relate to our fiscal years ending May 31.

First Quarter Fiscal 2010 Results of Operations

Our results for fiscal 2010 include reductions to net income of approximately $0.8 million primarily as a result of $1.7 million of additional income tax provision recorded in the first quarter of fiscal 2010 that should have been recorded as a reduction of net income in the fourth quarter of 2009. An additional out-of-period adjustment was recorded in the first quarter of fiscal 2010 that increased pre-tax operating income by $0.9 million, related to reversal of a services loss reserve that should have been reversed in the first quarter of fiscal 2008.  We have determined that the impact of these out-of-period adjustments recorded in the first quarter of fiscal 2010 were immaterial to our first quarter of fiscal 2010 results of operations and we expect them to be immaterial to our full fiscal 2010 results.

First Quarter Fiscal 2009 Results of Operations

Our results for the first quarter of fiscal 2009 included reductions to net income of approximately $1.9 million primarily as a result of under accruals of sales incentive compensation recorded in the first quarter of fiscal 2009 that should have been recorded as a reduction of net income in the fourth quarter of fiscal 2008. These accruals primarily related to sales incentive compensation in EMEA. The fourth quarter fiscal 2008 under accrual was primarily due to the fact that the previous accrual methodology utilized in EMEA did not sufficiently provide for (1) overachievement of sales quotas and related higher commission rates that were achieved in EMEA in fiscal 2008 when license contracting targets were greatly exceeded by various sales personnel, and (2) sales incentives payable to sales management employees. We have taken actions, such as redesigning the sales incentive accrual process and enhancing monitoring controls, to mitigate the potential for replicating this matter.  We have determined that the impact of the sales incentive compensation under accruals recorded in the first quarter of fiscal 2009 was immaterial to our results of operations in all applicable prior interim and annual periods.

2. Summary of Significant Accounting Policies

Except to the extent updated or described below, a detailed description of our significant accounting policies can be found in Lawson’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.  The following notes should be read in conjunction with such policies and other disclosures in our Annual Report.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (U.S. GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods presented, as well as our disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, fair value of investments, fair value of share-based compensation, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, contingencies and litigation, among others. We base our estimates and assumptions on our historical experience and on various other information available to us at the time that these estimates and assumptions are made. We believe that these estimates and assumptions are reasonable under the circumstances and form the basis for our making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results and outcomes could differ from our estimates.

Adoption of New Accounting Pronouncements

On June 1, 2009, we adopted the Financial Accounting Standards Board (FASB) Staff Position (FSP) APB 14-1, Accounting For Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1), which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1, issued in May 2008, impacts the accounting associated with our $240.0 million senior convertible notes. See Note 9, Long-Term Debt, for additional information regarding our senior convertible notes.  This FSP requires us to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments that do not contain a comparable conversion feature. Furthermore, the standard requires a retrospective adjustment for recognition of interest expense in prior periods.  Accordingly, we have made certain adjustments to the presentation of prior period Condensed Consolidated Financial Statements.  Upon adoption of FSP APB 14-1 on June 1, 2009, we began recording additional non-cash interest expense which will total approximately $8.2 million to $8.8 million annually or $2.1 million to $2.4 million per fiscal quarter in fiscal 2010 through fiscal 2012.

The adoption of FSP APB 14-1 required us to allocate the $240.0 million proceeds received from the issuance of our senior convertible notes between the applicable debt and equity components.  Accordingly, we have allocated $197.7 million of the proceeds to the debt component of our senior convertible notes and $25.2 million, net of deferred taxes of $15.8 million and debt issuance costs of $1.3 million, to the equity conversion feature.  The debt component allocation was based on the estimated fair value of similar debt instruments without a conversion feature as determined by using a discount rate of 6.77% which represents our estimated borrowing rate for such debt as of the date of our senior convertible notes issuance.  The difference between the cash proceeds associated with our senior convertible notes and the debt component was recorded as a debt discount with a corresponding offset to additional paid-in-capital, net of applicable deferred taxes and allocated debt issuance costs, representing the equity conversion feature.  The debt discount that we recorded is being amortized over five years, the expected term of our senior convertible notes (April 23, 2007 through April 15, 2012), using the effective interest method resulting in additional non-cash interest expense.  Debt issuance costs have been allocated to the respective debt component and the equity conversion feature resulting in a reclassification of $1.3 million of debt issuance costs to additional paid-in-capital.  The debt issuance costs allocated to the debt component are also being amortized to interest expense over the expected term of our senior convertible notes.  As of August 31, 2009, the remaining period over which the debt discount and debt issuance costs will be amortized is approximately 2.7 years.

The carrying amounts of our senior convertible notes included in our Condensed Consolidated Balance Sheets were as follows (in thousands):

	August 31,	May 31,
	2009	2009
		(as adjusted)
Principal balance	$240,000	$240,000
Debt discount	(23,900)	(26,022)
Senior convertible notes, net	$216,100	$213,978

We have recorded the following interest expense related to our senior convertible notes in the periods presented (in thousands):

	Three Months Ended
	August 31,
	2009	2008
		(as adjusted)
Coupon rate of interest (2.5% - cash interest)	$1,500	$1,500
Debt discount amortization (non-cash interest)	2,122	1,987
Debt issuance cost amortization	260	260
Net interest expense	$3,882	$3,747

The following tables reflect the impact that adoption of FSP APB 14-1 had on our Condensed Consolidated Financial Statements (in thousands, except per share amount) for the periods presented.

Condensed Consolidated Balance Sheet as of May 31, 2009:

	As Originally Reported	Adjustments Related to the Adoption of FSP APB 14-1	As Adjusted
Deferred income taxes - non-current (asset)	$49,565	$(9,730)	$39,835
Other assets	13,903	(754)	13,149
Income taxes payable	4,513	(1)	4,512
Long-term debt - non-current	243,355	(26,022)	217,333
Additional paid in capital	845,522	25,200	870,722
Retained earnings	50,379	(9,661)	40,718

Condensed Consolidated Statement of Operations for the three months ended August 31, 2008:

	As Originally Reported	Adjustments Related to the Adoption of FSP APB 14-1	As Adjusted
Interest expense	$2,038	$1,921	$3,959
Provision from income taxes	9,774	(753)	9,021
Net loss	(2,523)	(1,168)	(3,691)
Basic and diluted net loss per share	(0.01)	(0.01)	(0.02)

Condensed Consolidated Statement of Cash Flows for the three months ended August 31, 2008:

	As Originally Reported	Adjustments Related to the Adoption of FSP APB 14-1	As Adjusted
Net income (loss)	$(2,523)	$(1,168)	$(3,691)
Amortization of debt issuance costs	321	(66)	255
Amortization of debt discount	—	1,987	1,987
Deferred income taxes	905	(765)	140
Income taxes payable/receivable	5,185	12	5,197
Net cash used in operating activities	(14,577)	—	(14,577)

Effective June 1, 2008, we adopted the FASB Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements (SFAS 157). SFAS 157, issued in September 2006, establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2008, the FASB issued Staff Position (FSP) 157-1 and FSP 157-2. FSP 157-1 removes certain leasing transactions from the scope of SFAS 157. FSP 157-2 partially deferred the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis (at least annually).  Our June 1, 2008 adoption date for SFAS 157 was effective for financial assets and liabilities and nonfinancial assets and liabilities that are recognized at fair value on a recurring basis.  On June 1, 2009, we adopted SFAS 157 for our non-financial assets and liabilities that are recognized at fair value on a nonrecurring basis in accordance with FSP157-2. Our adoption of SFAS 157 for our financial assets and liabilities and nonfinancial assets and liabilities that are recognized using fair value on a recurring basis did not have a significant impact on our financial position, results of operations or cash flows. Our adoption of SFAS 157 for our non-financial assets and liabilities that are recognized at fair value on a non-recurring basis also did not have a material impact on our financial position, results of operations or cash flows. See Note 8, Fair Value Measurements, below.

Effective June 1, 2009, we adopted FASB SFAS No. 141(R), Business Combinations (SFAS 141(R)), which significantly changed how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R), issued in December 2007, establishes principles and requirements for the recognition and measurement of identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Some of the changes, such as the accounting for contingent consideration and exclusion of transaction costs from acquisition accounting, may introduce more volatility into earnings. With the adoption of SFAS 141(R), our accounting for future business combinations will change on a prospective basis beginning with any business combination for which the acquisition date is after our adoption date of June 1, 2009. In addition, any restructuring liabilities established in connection with integration of an acquired entity will have a negative impact on our future operating results as they will not be accounted for as part of the business combination but will be expensed when incurred. In relation to previous acquisitions, the provisions of SFAS 141(R) requires any release of existing income tax valuation allowances initially established through purchase accounting to be included in our earnings rather than as an adjustment to goodwill. This would have the effect of reducing our income tax provision in future periods when such valuation allowances are reversed.

Also, effective June 1, 2009, we adopted the provisions of FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141(R)-1). FSP 141(R)-1, issued in April 2009, is intended to modify SFAS 141(R), by requiring that assets and liabilities of contractual and noncontractual contingencies be recognized at fair value if the fair value can be reasonably determined during the measurement period and provides guidance on how to make that determination.  FSP 141(R)-1 applies prospectively to business combinations for which the acquisition date is after our adoption date of June 1, 2009.  Our adoption of FSP 141(R)-1 did not have a material impact on our financial position, results of operations or cash flows.

Effective June 1, 2009, we adopted FASB SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB no. 51 (SFAS 160). SFAS 160, issued in December 2007, changed the accounting and reporting for minority interests, which are to be recharacterized as noncontrolling interests and classified as a separate component of equity rather than as a liability. As of May 31, 2009 and August 31, 2009, there were no noncontrolling interests relating to any of our subsidiaries. Accordingly, our adoption of SFAS 160 did not have a material impact on our financial position, results of operations or cash flows.

Effective June 1, 2009, we adopted FASB FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1, issued in April 2009, enhances consistency in financial reporting by requiring disclosures about the fair value of financial instruments in interim reporting periods as well as in annual financial statements.  Our adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial position, results of operations or cash flows. See, Fair Value of Financial Instruments, below for applicable disclosures.

Effective June 1, 2009, we adopted FASB SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165, issued in May 2009, establishes standards of accounting for and disclosure of subsequent events which occur after the balance sheet date but before our financial statements are issued or are available to be issued.  SFAS 165 requires the disclosure of the date through which we have evaluated subsequent events as well as whether that date is the date our financial statements were issued or the date the financial statements were available to be issued. Our adoption of SFAS 165 in the first quarter of fiscal 2010 did not have a material impact on our financial position, results of operations or cash flows. We performed the requisite evaluation of events occurring subsequent to our quarter end of August 31, 2009 through October 7, 2009, the filing date of this Quarterly Report on Form 10-Q for our fiscal quarter ended August 31, 2009.  See Note 16, Subsequent Event.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168), which established the FASB Accounting Standards Codification (the Codification) as the sources for authoritative U.S. GAAP. The Codification will supersede all existing non-SEC accounting and reporting standards under U.S. GAAP for nongovernmental entities.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 (our second quarter of fiscal 2010).  Accordingly, upon our adoption of SFAS 168 effective September 1, 2009, we will begin to reference the new Codification as the sole source of authoritative literature when referring to U.S. GAAP in our Quarterly Report on Form 10-Q for our fiscal quarter ended November 30, 2009 and all subsequent public filings. The Codification is not intended to nor does it change existing U.S. GAAP and adoption will not have any impact on our financial position, results of operations or cash flows.

Derivatives

We account for derivative instruments, consisting of foreign currency forward contracts, pursuant to SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities, as amended (SFAS 133). SFAS 133 requires that derivative instruments be measured at fair value and recorded in the balance sheet as either an asset or liability. We do not use derivative instruments for trading purposes. In fiscal 2010 and prior years, we have not designated these derivative contracts as hedge transactions under SFAS 133 and have not used hedge accounting. We manage foreign currency market risk using forward contracts to offset the risk associated with the effects of certain foreign currency exposures primarily related to non-functional currency intercompany loans and advances between our international subsidiaries as well as other balance sheet accounts, particularly accounts receivable, accounts payable and certain accrual accounts. Our foreign currency forward contracts are generally short term in nature, maturing within 90 days or less. We revalue all contracts to their current market value at the end of each reporting period and unrealized gains and losses are included in general and administrative expenses in our Consolidated Statements of Operations for that period. These gains and losses largely offset gains and losses from the revaluation of our non-functional currency balance sheet exposures which are also recorded in general and administrative expenses in our Consolidated Statements of Operations. This is expected to mitigate some foreign currency transaction gains or losses in future periods. Our net realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The net fair value of our foreign currency forward contracts is recorded as either prepaid expenses and other current assets or other current liabilities on our Condensed Consolidated Balance Sheets.

The net fair value of our foreign currency forward contracts was a net asset of $0.6 million and a net liability of $0.5 million as of August 31, 2009 and May 31, 2009 and was included in prepaid expenses and other current assets, and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. See Note 8, Fair Value Measurements, for more detail. For the comparable three month periods ended August 31, 2009 and 2008, we recorded net realized and unrealized losses related to foreign currency forward contracts of $4.3 million and net gains of $2.8 million, respectively. All gains and losses from foreign currency forward contracts have been classified as general and administrative expense in our Condensed Consolidated Statements of Operations.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash equivalents, marketable securities, trade accounts receivable and accounts payable and foreign currency forward contracts for which the current carrying amounts approximate fair market values, primarily due to their short periods to maturity. Our long-term debt is carried at its face value, net of applicable debt discount recorded upon adoption of FSP APB 14-1 as discussed above. The estimated fair value of our 2.5% senior convertible notes, including current maturities, was $226.8 million as of August 31, 2009 based on quoted market prices. The remainder of our long-term debt has fair values that are not materially different from their carrying values of $8.2 million.

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

Following is a roll forward of our product warranty reserve (in thousands):

Balance, May 31, 2009	$7,905
Provision	1,002
Write-offs	(1,056)
Curreny translation effect	47
Balance, August 31, 2009	$7,898

3. Restructuring

The following table sets forth the reserve activity for the three months ended August 31, 2009, related to each of our restructuring plans and the remaining reserve balances related to severance and related benefits and exited leased facilities, which are included in accrued compensation and benefits and other current liabilities, respectively, in our Condensed Consolidated Balance Sheets as of August 31, 2009 (in thousands):

		Fiscal 2009			Fiscal 2006
	Total	Q4	Q2	Fiscal 2007	Intentia	Legacy Lawson
Balance, May 31, 2009	$15,781	$8,651	$3,346	$782	$1,475	$1,527
Cash Payments	(3,713)	(2,548)	(913)	(59)	(80)	(113)
Adjustments	75	243	(92)	(76)	—	—
Currency translation effect	723	542	103	6	72	—
Balance, August 31, 2009	$12,866	$6,888	$2,444	$653	$1,467	$1,414

Fiscal 2009 Restructuring

Fiscal 2009 Q2.  On November 18, 2008, we announced the implementation of cost reduction measures in light of the uncertainty in global economic conditions and in light of other operating margin improvement initiatives. These cost reduction initiatives included a restructuring plan which called for the reduction of approximately 200 employees throughout our global workforce and the closing of one leased facility. This reduction represented approximately 5% of our global workforce and affected all functional areas of our operations.  We recorded the majority of the restructuring expenses with a pre-tax charge of approximately $7.9 million in the second quarter of fiscal 2009, including $6.1 million for severance and related benefits and $1.8 million for the exit of the leased facility.  We took additional actions under the plan during the third quarter, including the reduction of 84 employees, primarily in our services organization, representing approximately 2% of our global workforce. We exited one additional leased facility under the plan during the third quarter. These actions resulted in an additional pre-tax charge of approximately $3.4 million recorded in the third quarter of fiscal 2009 including $2.8 million for severance and related benefits and $0.6 million for lease termination fees incurred for the exit of the additional leased facility.  We do not anticipate taking any significant additional charges related to this plan in future periods. Actions relating to severance were substantially completed by February 28, 2009, with related cash payments expected to continue through December 2009. Payments related to the exited facilities are expected to continue through November 2011.

Fiscal 2009 Q4.  On May 18, 2009, we initiated a plan to restructure our workforce. At that time we began to prepare for a realignment of our organizational structure to provide greater focus on our targeted vertical markets. The restructuring involved the reduction of certain resources outside our targeted markets while further investing in resources that will support these markets, elimination of certain positions due to operational efficiencies and lowering costs overall in light of the continued weakness in global business conditions. Under this plan, we will reduce our workforce by approximately 150 employees, or 4% of our global workforce, and consolidate space in certain of our leased facilities related to our international operations. Notification to employees affected by the plan began on May 18, 2009 and personnel departures are expected to be completed by the end of our third quarter of fiscal 2010. The plan resulted in pre-tax charges of approximately $5.3 million for severance and related benefits and the consolidation of leased facilities resulted in pre-tax charges of approximately $3.8 million which we recorded in the fourth quarter of fiscal 2009.  We expect the majority of the severance and related benefits to be paid within the next 12 months while the leased facilities costs will be paid through December 2011.

In relation to all restructuring actions in fiscal 2009, we made cash payments of $2.5 million relating to severance and related benefits and $0.9 million related to the exited facilities.  In the first quarter of fiscal 2010 we recorded net adjustments to the accrual of approximately $0.2 million including additional expenses accrued related to exited leased facilities net of a change to accrued severance and related benefits due to a reduction in the number of affected employees. As of August 31, 2009, we had an accrual of $9.3 million; $4.0 million for severance and related benefits and $5.3 million for the estimated fair value of our liability for the exited facilities.  As of May 31, 2009, the accrual totaled $12.0 million: $6.5 million for severance and related benefits and $5.5 million for the exited facilities.

Fiscal 2007 Restructuring

On February 28, 2007, we completed a roadmap to improve our productivity by enhancing global sourcing capabilities and resources. This roadmap called for the rebalancing of our resources between various locations primarily in the U.S., Europe and our global support center in the Philippines and resulted in the reduction of approximately 250 employees primarily in our U.S. and European operations over the course of fiscal 2008 and the first quarter of fiscal 2009. This reduction included employees working in all areas of the Company, predominantly in consulting and research and development. In conjunction with this roadmap we recorded a charge of $11.9 million. As of May 31, 2009, we had an accrual of $0.8 million for severance and related benefits. In the first quarter of fiscal 2010 we paid severance and related benefits of $0.1 million. We recorded $0.1 million in adjustments to the accrual during the first quarter of fiscal 2010. The ending accrual balance at August 31, 2009 was approximately $0.7 million. Actions relating to severance were completed in the first quarter of fiscal 2009; however, we expect related cash payments to continue through February 2010.

Fiscal 2006 Restructuring

On April 26, 2006, in conjunction with the business combination with Intentia International AB (Intentia), we approved a plan designed to eliminate employee redundancies in both Intentia and Legacy Lawson.

Fiscal 2006 Legacy Lawson.  The plan for legacy Lawson included the reduction of approximately 60 employees in the U.S. and U.K. and the exit of or reduction in space for leases in certain facilities. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and consulting. As of May 31, 2009, we had an accrual of $1.5 million for the exit or reduction of leased facilities. For the first quarter of fiscal 2010, we made cash payments of $0.1 million related to exited facilities. The ending accrual balance at August 31, 2009 was $1.4 million for the exit or reduction of leased facilities. Actions relating to severance were completed in the first quarter of fiscal 2008. We expect cash payments related to exited facilities to continue through July 2011.

Fiscal 2006 Intentia.  The plan for Intentia included the reduction of approximately 125 employees in the EMEA and APAC regions and the exit of or reduction in leased space. The reduction of employees included employees who worked in all functional areas of the Company. As of May 31, 2009, we had an accrual of $1.5 million for the exit or reduction of leased facilities. We made cash payments of $0.1 million related to exited facilities in the first quarter of fiscal 2010. In the second quarter of fiscal 2009, we made a $1.6 million adjustment to the accrual for lease exit costs to reflect additional sublease income not included in the original lease restructuring plan. Pursuant to the provision of EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, this adjustment has been recorded as a reduction of goodwill. See Note 6, Goodwill and Intangible Assets. The ending balance as of August 31, 2009 was $1.5 million related to the accrual for the exit or reduction of leased space. Actions relating to severance were completed in the third quarter of fiscal 2008. We expect cash payments related to exited facilities or reduced space to continue through June 2012.

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

The fair value of restricted stock and restricted stock unit awards (together restricted stock awards) is estimated based on the grant date market value of our common stock.  For service-based restricted stock awards, compensation expense is recognized on a straight-line basis over the related service period.  For performance-based restricted stock awards vesting based on obtaining certain performance targets (currently based on our non-GAAP operating margin percentage), compensation expense is recognized over the related service period based on management’s assessment of the probability of meeting such targets.  In general, applicable compensation expense is recognized when we believe it is probable that the related performance targets will be met and no compensation expense is recorded, and any previously recognized expense recovered, when achievement of the performance target is not deemed probable.  We assess the likelihood or probability of achieving the performance target for each vesting tranche on a quarterly basis. These performance-based awards are to be cancelled if the applicable performance targets are not met.

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

The following table presents share-based compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated (in thousands):

	Three Months Ended
	August 31,
	2009	2008

Cost of revenues	$564	$63
Research and development	130	134
Sales and marketing	821	456
General and administrative	1,052	1,164
Stock-based compensation expense, before income tax	2,567	1,817
Income tax benefit	(988)	(700)
Stock-based compensation expense, net of tax	$1,579	$1,117

As of August 31, 2009, we had unrecognized compensation expense of $14.6 million and $16.8 million related to outstanding stock options and restricted stock awards, respectively, which we expect to recognize over weighted average periods of 1.52 years and 1.56 years, respectively.

5. Trade Accounts Receivable

The components of our trade accounts receivable were as follows (in thousands):

	August 31,	May 31,
	2009	2009
Trade accounts receivable	$112,470	$141,436
Unbilled accounts receivable	12,076	14,752
Less: allowance for doubtful accounts	(3,982)	(3,522)
Trade accounts receivable, net	$120,564	$152,666

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to our customers because the amounts were earned but not contractually billable as of the balance sheet date.

6. Goodwill and Intangible Assets

The change in the carrying amount of goodwill by operating segment for the three months ended August 31, 2009, was as follows (in thousands):

	S3 Strategic Industries	M3 Strategic Industries	General Industries	Consolidated Total
Balance, May 31, 2009 (1)	$201,885	$85,505	$182,884	$470,274
Currency translation effect	6,986	2,959	6,328	16,273
Balance, August 31, 2009	$208,871	$88,464	$189,212	$486,547

(1)          Reflects the reporting segment structure effective beginning in the first quarter of fiscal 2010, June 1, 2009.  In fiscal 2009 and prior years we operated as one reportable segment. See Note 14, Segment and Geographic Information.

In accordance with SFAS No. 142, we are required to assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred.

Testing for goodwill impairment is a two step process. The first step screens for potential impairment and if there is an indication of possible impairment the second step must be completed to measure the amount of impairment loss, if any. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with the carrying value of its net assets. In fiscal 2009 and prior years, we had only one reporting unit and therefore we compared our Company’s fair value to the carrying value of our consolidated net assets to complete this step one test. If the fair value of the reporting unit had been less than the carrying value of the reporting unit, the second step of the goodwill impairment test would have been performed to measure the amount of impairment loss we would be required to record, if any. The second step, if required, would compare the implied fair value of Lawson’s goodwill with the current carrying amount of our goodwill. If the implied fair value of our goodwill is less than the carrying value, an impairment charge would be recorded as a charge to our operations.

The results of our most recent annual assessment performed at the end of fiscal 2009 did not indicate any impairment of our goodwill. During fiscal 2009 and prior years, we operated our business as one reportable segment and, under the provision of SFAS 142, as one reporting unit.  Accordingly, our goodwill impairment assessment was conducted on a consolidated basis.  During the first quarter of fiscal 2010, with our strategic reorganization and workforce realignment, we determined that we now operate under three reportable segments: S3 Strategic Industries, M3 Strategic Industries and General Industries. See Note 14, Segment and Geographic Information, for additional information regarding our reportable segments.  For purposes of our goodwill impairment testing, we have determined that we have four reporting units: S3 Strategic Industries group, M3 Strategic Industries group, the services industries component of our General Industries group and the manufacturing & distribution component of our General Industries group. Upon this change from one reporting unit to four reporting units, effective June 1, 2009, we were required to allocate our goodwill to each reporting unit based upon their relative fair values and we were required to perform a step one goodwill impairment test.

For purposes of allocating our recorded goodwill to our new reporting units, we estimated their fair values using a combination of an income approach (discounted cash flow method) and a market approach (market comparable method).  Based on the results of our impairment test, the fair value well exceeded the carrying value of the net assets for all of our reporting units.  Accordingly, there was no impairment of our goodwill.

Intangible assets subject to amortization were as follows (in thousands):

	August 31, 2009			May 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Estimated
	Amounts	Amortization	Net	Amounts	Amortization	Net	useful lives
Maintenance contracts	$22,940	$18,043	$4,897	$22,940	$17,511	$5,429	Term
Technology	96,759	48,286	48,473	96,643	45,596	51,047	3-10 years
Client lists	10,341	8,196	2,145	10,323	7,907	2,416	4-10 years
Customer relationships	55,470	23,560	31,910	53,917	21,308	32,609	12 years
Trademarks	5,451	5,451	—	5,263	5,263	—	2 years
Order backlog	5,967	5,967	—	5,728	5,728	—	1 year
Non-compete agreements	3,800	3,625	175	3,568	3,368	200	5 years
	$200,728	$113,128	$87,600	$198,382	$106,681	$91,701

We amortize our intangible assets using underlying cash flow projections and accelerated and straight-line methods which approximate the proportion of future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset. For the three months ended August 31, 2009 and 2008, amortization expense for intangible assets was $4.9 million and $6.0 million, respectively. Net intangible assets increased from May 31, 2009 by approximately $1.0 million due to the effect of currency translation. Amortization expense is reported as a component of cost of revenues and amortization of acquired intangibles in our Consolidated Statements of Operations.

We review our intangible assets for potential impairment whenever events or changes in circumstances indicate that their remaining carrying value may not be recoverable, pursuant to the provision of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  Due to the change in our reporting structure in the first quarter of fiscal 2010, we reassessed the recoverability of our intangible assets value and determined that there was no impairment to be recognized as of June 1, 2009 or August 31, 2009.

The estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

2010 (remaining 9 months)	$14,700
2011	17,072
2012	13,790
2013	11,772
2014	8,931
Thereafter	21,335
$87,600

7. Deferred Revenue

The components of deferred revenue were as follows (in thousands):

	August 31,	May 31,
	2009	2009
License fees	$46,585	$55,667
Maintenance services	196,659	224,115
Consulting	13,765	12,741
Total deferred revenue	257,009	292,523
Less current portion	(246,939)	(279,041)
Deferred revenue - non-current	$10,070	$13,482

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our renewal dates occur in the third and fourth quarters of our fiscal year with revenues being recognized ratably over the applicable service periods. In addition, the decrease in the August 31, 2009 balance as compared to May 31, 2009 was also related to the current recognition of certain deferred license fees revenues in the first quarter of fiscal 2010 primarily relating to contracts entered into in the fourth quarter of fiscal 2009 under our targeted sales campaign offered to our existing S3 customer base.

8. Fair Value Measurements

As previously discussed, effective June 1, 2008, we adopted SFAS 157 for financial assets and liabilities and nonfinancial assets and liabilities that are recognized at fair value on a recurring basis and under the deferral provisions of FSP 157-2, we adopted SFAS 157 for non-financial asset and liabilities that are recognized at fair value on a nonrecurring basis effective on June 1, 2009.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as an “exit price” which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or liability. SFAS 157 also requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions and inputs, SFAS 157 establishes a fair value hierarchy which identifies and prioritizes three levels of inputs to be used in measuring fair value.

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

We measure certain financial assets and liabilities at fair value including our cash equivalents and foreign currency forward contracts. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis as of August 31, 2009 (in thousands):

	Fair Value Measurements Using Inputs Considered as			Fair Value at
	Level 1	Level 2	Level 3	August 31, 2009
Assets
Cash equivalents	$100,666	$186,114	$—	$286,780
Foreign currency forward contracts	—	638	—	638
Total	$100,666	$186,752	$—	$287,418

Liabilities
Foreign currency forward contracts	$—	$59	$—	$59
Total	$—	$59	$—	$59

Cash equivalents, primarily funds held in treasuries and money market instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets. Our investments in treasuries are valued using quoted market prices and are included in Level 1 inputs. Our money market instruments are valued primarily using observable inputs other than quoted market prices and are included in Level 2 inputs. The fair value at August 31, 2009 for cash equivalents was $286.8 million.

Foreign currency forward contracts are valued based on observable market spot and forward rates as of our reporting date and are included in Level 2 inputs in the above table. We use these derivative instruments to mitigate non-functional currency transaction exposure. All contracts are recorded at fair value and marked-to-market at the end of each reporting period and realized and unrealized gains and losses are included in general and administrative expenses in our Condensed Consolidated Statements of Operations. The $0.6 million net asset related to the fair value of our foreign currency forward contracts was included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

In addition to the financial assets and liabilities included in the above table, certain of our nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable U.S. GAAP.  This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized.  As of August 31, 2009, we had not recorded any impairment related to such assets and we had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to properly reflect their current fair value.

We did not elect to apply the fair value option under the provisions of SFAS 159 to any of our currently eligible financial assets or liabilities. As of August 31, 2009, our material financial assets and liabilities not carried at fair value include our trade accounts receivable and accounts payable which are reported at their current carrying values which we believe approximate their fair values.

9. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	August 31,	May 31,
	2009	2009
		(as adjusted)
Senior convertible notes, interest at 2.5%	$240,000	$240,000
Debt discount	(23,898)	(26,022)
Car loans, interest at average rate of 4.7%	4,452	4,384
Capital lease obligations, interest at 7.9%	3,721	3,562
Total long-term debt	224,275	221,924
Less current maturities	(4,070)	(4,591)
Total long-term debt - non-current	$220,205	$217,333

In April 2007, we issued $240.0 million in aggregate principal amount of 2.5% senior convertible notes with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012. The notes bear interest at a rate of 2.5% per annum, which is payable semi-annually in arrears, on April 15 and October 15 of each year, beginning October 15, 2007. The notes do not contain any restrictive financial covenants.  The notes are convertible, at the holder’s option, into cash and, if applicable, shares of our common stock based on an initial conversion rate of 83.2293 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $12.02 per share (which reflects a 35.0% conversion premium based on the closing sale price of $8.90 per share of Lawson common stock as reported by NASDAQ on April 17, 2007). See Note 7, Long-Term Debt and Credit Facilities,  in Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for our fiscal year ended May 31, 2009 and Note 2, Summary of Significant Accounting Policies - Adoption of  New Accounting Pronouncements, above for additional information regarding our accounting for this debt.

We had certain business relationships with Lehman Brothers OTC Derivatives Inc. (Lehman OTC), including a convertible note hedge transaction and a warrant transaction both entered into as part of the issuance of our senior convertible notes and an accelerated share repurchase transaction, see Note 15, Repurchase of Common Shares.  The bankruptcy filings of Lehman Brothers Holdings Inc. (Lehman Holdings) on September 15, 2008, as guarantor under the convertible note hedge transaction, and the bankruptcy filing by Lehman OTC on October 3, 2008, were events of default under the hedge transaction and warrant agreements. As a result of these defaults, we exercised our rights to terminate both the convertible note hedge transaction and the warrant transaction on October 10, 2008.  Accordingly, for financial reporting purposes, we recorded the estimated fair value of the related hedge transaction asset and the warrant liability during the second quarter of fiscal 2009 resulting in a decrease in our stockholders’ equity equal to the net amount of the recorded asset and liability. As of August 31, 2009, our claim against Lehman Holdings and Lehman OTC and Lehman Holdings’ and Lehman OTC’s claim against us had not been settled.

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

We have an uncommitted credit facility that consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $4.2 million (30.0 million Swedish Krona). The facility is collateralized by a corporate letter of guarantee by Lawson Software, Inc. As of August 31, 2009, an insignificant amount was outstanding under the guarantee line and approximately $4.2 million was potentially available under the guarantee line.

10. Income Taxes

Our quarterly tax expense is measured using an estimated annual effective tax rate for the period.  For the three months ended August 31, 2009, our estimated annual global effective tax rate was 39.1% after considering those entities for which no tax benefit from operating losses is expected to occur during the year as a result of such entities requiring a full valuation allowance against current year losses.  We estimate our annual effective tax rate on a quarterly basis and make any necessary changes to adjust the rate for the applicable year-to-date period based upon the annual estimate. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income, changes in the jurisdictional mix of the forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities or impacts from enacted tax law changes.  We identify items which are unusual and non-recurring in nature and treat these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

Our income tax expense for the three months ended August 31, 2009 was $8.8 million.  This resulted in an overall effective tax rate of 59.5% for the first quarter of fiscal 2010.  The rate for the current quarter was unfavorably impacted by 5.4% for unbenefitted foreign losses and by 4.2% for return to provision true-ups.  In addition, the rate for the current quarter was unfavorably impacted by 11.7% for additional income tax provision recorded in the first quarter of 2010 that should have been recorded in the fourth quarter of fiscal 2009.  For the three months ended August 31, 2008, our income tax expense was $9.0 million which resulted in an overall effective tax rate for the first quarter of fiscal 2009 of 169.2%.

As of August 31, 2009, we have recorded a liability of approximately $7.9 million for unrecognized tax benefits related to uncertain tax positions, all of which would affect earnings and the effective tax rate, if recognized.  We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of our income tax expense.  During the three months ended August 31, 2009 we recognized approximately $0.1 million in interest and had $0.7 million accrued for the payment of interest at August 31, 2009.  Interest recognized for the three months ended August 31, 2008 was $0.1 million.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years ending before May 31, 2005.  Currently, we are involved in limited audit activity in certain jurisdictions.  While we believe we have adequately provided for all tax positions under examination, amounts asserted by taxing authorities could be greater or less than the accrued provision.  We do not anticipate that adjustments, if any, would result in a material change to our financial position nor do we expect the amount of unrecognized tax benefits or cash payments related to these obligations to significantly change over the next 12 months.

11. Per Share Data

We compute net income or loss per share in accordance with the provisions of SFAS No. 128, Earnings per Share (SFAS 128). Under SFAS 128, basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the applicable period. Diluted net income or loss per share is computed by dividing net income or loss by the sum of the weighted average number of common shares outstanding plus the weighted average of dilutive shares outstanding during the period. In addition, in periods of net loss, all potentially dilutive common shares are excluded from our computation of diluted weighted average shares outstanding, as their inclusion would have an anti-dilutive effect on net loss per share. We use the treasury stock method to calculate the weighted average dilutive shares related to “in-the-money” stock options and warrants, unvested restricted stock awards and shares issuable under our employee stock purchase plan. The dilutive effect of our senior convertible notes is calculated based on the average market price of our common stock during the applicable period and the senior convertible notes’ conversion price. The senior convertible notes are excluded from our computation of diluted earnings per share when the per share conversion price is greater than the average market price of our common stock during the applicable periods.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	August 31,
	2009	2008
		(as adjusted)
Basic net income (loss) per share computation:
Net income (loss)	$5,977	$(3,691)
Weighted average common shares - basic	161,112	168,394
Basic net income (loss) per share	$0.04	$(0.02)
Diluted net income per share computation:
Net income (loss)	$5,977	$(3,691)
Diluted weighted average shares calculation:
Weighted average common shares	161,112	168,394
Net dilutive effect of:
Stock options	1,446	—
Restricted stock awards	1,346	—
ESPP	17	—
Weighted average common shares - diluted	163,921	168,394
Diluted net income (loss) per share	$0.04	$(0.02)

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

The following table sets forth potentially dilutive weighted average shares which were excluded from our computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended
	August 31,
	2009	2008
Stock options	9,862	11,786
Warrants	—	19,975
Restricted stock awards	302	1,371
ESPP	—	18
Total potentially dilutive shares	10,164	33,150

12. Comprehensive Income (Loss)

The following table summarizes the components of other comprehensive income (in thousands):

	Three Months Ended
	August 31,
	2009	2008
		(as adjusted)
Net income (loss)	$5,977	$(3,691)
Unrealized gain (loss) on investments (1)	(1)	6
Pension unrealized loss	(31)	—
Foreign currency translation adjustment	16,010	(26,542)
Other comprehensive income (loss)	15,978	(26,536)
Comprehensive income (loss)	$21,955	$(30,227)

(1)           The unrealized gain (loss) on investments in the above table are net of taxes (benefit) of less than $(1) and $3 for the comparable three months ended August 31, 2009 and 2008, respectively.

Total accumulated other comprehensive income and its components for the periods presented were as follows (in thousands):

	August 31,	May 31,
	2009	2009
Foreign currency translation adjustment	$48,234	$32,224
Pension unrealized actuarial gain	2,903	2,934
Unrealized gain on investments	(6)	(5)
Accumulated other comprehensive income	$51,131	$35,153

13. Commitments and Contingencies

Legal

On May 19, 2009, ePlus, Inc. filed a lawsuit in the United States District Court for the Eastern District of Virginia against Lawson Software, Inc., Perfect Commerce, Inc., SciQuest, Inc. and Verian Technologies, Inc.  The other three defendants subsequently entered into separate confidential settlements and have sought dismissal by the court of their parts of the lawsuit. The complaint alleges that Lawson’s supply chain products infringe three U.S. patents owned by ePlus. ePlus seeks damages in an undisclosed amount, enhancement of those damages, an attorney’s fee award and an injunction against further infringement. The trial in this case is currently scheduled for February 2010.  We are vigorously defending this case because we believe we have meritorious defenses, including non-infringement and patent invalidity. However, given the inherent unpredictability of litigation and jury trials, we cannot at this time estimate the possible outcome of this lawsuit. Because patent litigation is time consuming and costly to defend, we will continue to incur significant costs defending this case. In addition, in the event of an unfavorable outcome in this matter, it could have a material adverse effect on our future results of operations or cash flows.

On May 20, 2008, a putative class action lawsuit was filed against us in the United States District Court for the Southern District of New York on behalf of current and former business, systems, and technical consultants. The suit, Cruz, et. al., v. Lawson Software, Inc. et. al., alleges that we failed to pay overtime wages pursuant to the Fair Labor Standards Act (FLSA) and state law, and alleges violations of state record-keeping requirements. The suit also alleges certain violations of

ERISA and unjust enrichment. Relief sought includes back wages, corresponding 401(k) plan credits, liquidated damages, penalties, interest and attorneys’ fees. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action. We successfully moved the case from the United States District Court for the Southern District of New York to the District of Minnesota. The Minnesota Federal District Court has conditionally certified the case under the FLSA as a collective action and granted our motion to dismiss the two ERISA counts and the state wage and hour claims. The Plaintiffs then moved to amend the complaint to assert Minnesota state FLSA causes of action, and that motion was granted.  Plaintiffs have now filed a motion for Rule 23 certification to treat the case as a class action, and that motion is currently pending.

We accumulated information regarding Intentia customer claims and disputes that arose before our acquisition of Intentia in April 2006.  The original charge to establish the reserve for these claims and disputes recorded in fiscal 2006 and the subsequent adjustment in fiscal 2007 were recorded to goodwill as part of the purchase accounting related to our acquisition of Intentia.  Adjustments to the reserve recorded in fiscal 2008 and 2009 were reflected in general and administrative expenses in our Consolidated Statements of Operations in the applicable periods as the reductions occurred outside the period in which adjustments to purchase accounting was allowed.   In the first quarter of fiscal 2009, certain of these claims and disputes settled at amounts lower than anticipated and our estimated reserve requirements were reduced by $1.8 million. The applicable reserve is recorded at present value and is expected to be consumed through a combination of cash payments, accounts receivable write-offs and free services over the next 12 to 15 months.  As of August 31, 2009 and May 31, 2009, we had reserves recorded of approximately $1.9 million related to these Intentia disputes that arose before the acquisition. We expense our defense costs during the period when incurred. If the aggregate settlement costs or judgments exceed the fair value estimate established as part of the purchase price adjustment, the excess costs would be expensed in the period when incurred.

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

Indemnification Guarantee Agreements and Employment Agreements

In the normal course of business, we license our software products to customers under end-user license agreements and to certain resellers or other business partners under business partner agreements.  We also enter into services agreements with customers for the implementation of our software. We may subcontract these services to our business partners.  These agreements generally include certain provisions for indemnifying our customer or business partner against losses, expenses and liabilities from damages that may be awarded against them if our software, or the third-party-owned software we resell, is found to infringe a patent, copyright, trademark or other proprietary right of a third-party.  We have also entered into various employment agreements with certain executives and other employees which provide for severance payments subject to certain conditions and events.  We believe our exposure under these various indemnification and employment agreements is minimal and accordingly, we have not accrued any liabilities related to these agreements as of August 31, 2009.

We have arrangements with certain of our customers whereby we guarantee the products and services purchased will operate materially and substantially as described in the documentation that we provided.  If necessary, we provide for the estimated cost of product and service warranties based on specific warranty claims and claim history.

See Note 13, Commitments and Contingencies, in Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for our fiscal year ended May 31, 2009 for additional detail regarding these various agreements.

14. Segment and Geographic Information

We are a global provider of enterprise software, services and support.  We target customers in specific industries as well as the horizontal market for our strategic human capital management product line. We serve customers in the Americas, EMEA and APAC geographic regions.  We determine our reportable operating segments in accordance with the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which establishes standards for and requires disclosure of certain financial information related to our operating segments and geographic regions.  Factors used to identify our reportable operating segment(s) include the financial information regularly utilized for evaluation by our chief operating decision-maker (CODM) in making decisions about how to allocate resources and in assessing our performance.  We have determined that our CODM, as defined by SFAS 131, is our Chief Executive Officer.

Segment Information

During fiscal 2009 and prior years, we viewed our operations and managed our business as one reportable segment, the development and marketing of computer software and related services including consulting, maintenance and customer support. Beginning in the first quarter of fiscal 2010, we reorganized our operations to provide greater focus on and better serve our targeted vertical markets within each of our product lines.

In fiscal 2009 and prior years, the operations that supported our S3 products and M3 products were under one common leadership organization and the financial information utilized to evaluate our business operations for fiscal 2009 and prior years was combined for all vertical markets for our product sales, consulting services and maintenance and customer support. Following our fiscal 2010 strategic realignment, we are now operationally aligned by industry vertical and our management structure and financial reporting of our operations follow this vertical structure.  Based on our new organizational structure and related internal financial reporting structure, we have determined that we now have three reportable segments relating to our three industries groups: S3 Strategic Industries, M3 Strategic Industries and General Industries.  The S3 Strategic Industries and M3 Strategic Industries groups generally align with our Lawson S3 Enterprise Management System and Lawson M3 Enterprise Management System product lines, respectively.  Our S3 Strategic Industries and M3 Strategic Industries groups include key vertical industry markets for each of our S3 and M3 product lines, respectively, and related services and support, which we believe offer the greatest growth potential for Lawson.  The S3 Strategic Industries group targets customers in the healthcare and public sector industries. The M3 Strategic Industries group targets customers in the equipment service management & rental, food & beverage and fashion industries.  Our General Industries group includes our services industries customers (S3) and manufacturing & distribution industries customers (M3) which are in industries not included in our other two Industries Groups.

Within our organization, multiple sets of information are available that reflect various views of our operations including vertical, geographic and/or functional information.  However, the main financial information provided to and used by our CEO to assist in making operational decisions, allocating resources and assessing our performance reflects revenues, controllable costs and controllable margin by segment (which are our industries group, S3 Strategic Industries, M3 Strategic Industries and General Industries).  Segment controllable costs include costs of applicable license fees and other direct costs: costs of resources dedicated to each industries group, direct general and administrative expenses and allocations related to our professional services organization.  The resulting segment controllable margin is the financial measure by which each segment and management’s performance is measured.  Segment controllable margin does not include an allocation of non-dedicated resources that support our entire organization or other corporate shared-services.  These unallocated expenses relate to our functional areas or competency centers: global sales operation, customer support, primarily all marketing, primarily all development and product management, and general and administrative functions: executive management, finance, human resources, legal, facilities and information technology services.  Certain other costs are also excluded from segment controllable margin and are included in competency center and other unallocated expenses including share-based compensation and pre-merger claims reserve adjustments.  In addition, restructuring charges and amortization of acquired intangibles are not allocated to our reportable segments. We do not have any intercompany revenue recorded between our reportable segments.  The accounting policies for all of our reportable segments are the same as those used in our consolidated financial statements as detailed in Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and updated herein.

The following table presents financial information for our reportable segments for the periods indicated (in thousands):

	S3 Strategic	M3 Strategic	General
Three Months Ended	Industries	Industries	Industries	Total
August 31, 2009
Segment revenues
License fees	$11,360	$9,104	$5,471	$25,935
Maintenance services	34,862	17,552	33,016	85,430
Software revenues	46,222	26,656	38,487	111,365
Consulting	19,146	23,122	15,359	57,627
Total segment revenues	65,368	49,778	53,846	168,992
Segment controllable costs	27,044	36,017	19,826	82,887
Segment controllable margin	$38,324	$13,761	$34,020	86,105
Unallocated expenses
Competency center, corporate shared-services and other unallocated expenses, net				65,178
Restructuring				75
Amortization of acquired intangibles				1,880
Total unallocated expenses				67,133
Consolidated - Operating income				18,972
Other income (expense), net				(4,230)
Consolidated - Income before income taxes				$14,742

August 31, 2008 (1)
Segment revenues
License fees	$8,128	$7,873	$5,124	$21,125
Maintenance services	31,895	20,472	36,742	89,109
Software revenues	40,023	28,345	41,866	110,234
Consulting	23,474	29,984	27,224	80,682
Total segment revenues	63,497	58,329	69,090	190,916
Segment controllable costs	31,927	48,202	35,961	116,090
Segment controllable margin	$31,570	$10,127	$33,129	74,826
Unallocated expenses
Competency center, corporate shared-services and other unallocated expenses, net				66,261
Restructuring				(231)
Amortization of acquired intangibles				2,627
Total unallocated expenses				68,657
Consolidated - Operating income				6,169
Other income (expense), net				(839)
Consolidated - Income before income taxes				$5,330

(1)             We have retrospectively adjusted our segment information for fiscal 2009 to reflect our new reportable segments and conform to the current period presentation.

We do not assess or report our assets or capital expenditures by reportable segment. See Note 6, Goodwill and Intangible Assets, for disclosure of goodwill by reportable segment.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location of our customers, for the periods indicated (in thousands):

	Geographic Region
Three Months Ended	Americas	APAC	EMEA	Total
August 31, 2009
License fees	$17,118	$1,656	$7,161	$25,935
Maintenance services	58,496	2,372	24,562	85,430
Software revenues	75,614	4,028	31,723	111,365
Consulting	30,505	3,405	23,717	57,627
Total revenues	$106,119	$7,433	$55,440	$168,992

August 31, 2008
License fees	$11,200	$1,331	$8,594	$21,125
Maintenance services	56,727	3,032	29,350	89,109
Software revenues	67,927	4,363	37,944	110,234
Consulting	36,805	3,327	40,550	80,682
Total revenues	$104,732	$7,690	$78,494	$190,916

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region (in thousands):

	Geographic Region
	Americas	APAC	EMEA	Total
As of August 31, 2009	$36,998	$4,982	$14,334	$56,314
As of May 31, 2009	$35,381	$5,879	$14,381	$55,641

The following table sets forth revenues and long-lived tangible assets by country for the periods indicated (in thousands):

	Three Months Ended
	August 31,
Revenues (1)	2009	2008
United States	$103,959	$103,049
Sweden	14,108	22,189
All other countries (2)	50,925	65,678
Total revenues	$168,992	$190,916

	As of
	August 31,	May 31,
Long-lived tangible assets	2009	2009
United States	$36,962	$35,339
Sweden	8,935	9,407
Philippines	3,937	4,745
All other countries (2)	6,480	6,150
Total long-lived tangible assets	$56,314	$55,641

(1)	Revenues are attributable to countries based on the location of our customers.

(2)

No other country reported revenues exceeding 10% of consolidated revenues or long-lived tangible assets exceeding 10% of consolidated long-lived tangible assets. In those fiscal periods when a country’s revenues or long-lived tangible assets were less than 10% of the consolidated totals, applicable amounts are included in “All other countries.”

15. Repurchase of Common Shares

Our Board of Directors approved a share repurchase program of up to $100.0 million of common stock in November 2006 and on July 10, 2008, increased the maximum authorized for repurchase under the program to $400.0 million. The share repurchases are funded using our existing cash balances and future cash flows and may occur through transactions structured through investment banking institutions as permitted by securities laws and other legal requirements, open market purchases, privately negotiated transactions and/or other mechanisms. Our share repurchase program does not have an expiration date and allows us to repurchase shares at our discretion and market conditions influence the timing of the buybacks and the number of shares repurchased. There can be no assurance as to the amount, timing or repurchase price of future repurchases, if any, related to the share repurchase program. The program may also be modified, extended or terminated by our Board of Directors at any time. From inception of the repurchase program through August 31, 2009, we have used $264.8 million to repurchase approximately 31.9 million shares at an average price of $8.30 per share. The repurchased shares are recorded as treasury stock and result in a reduction to our stockholders equity. The shares will be used for general corporate purposes. As of August 31, 2009, the maximum dollar value of shares that may yet be purchased under this program was $135.2 million.

In the first quarter of fiscal 2010, we repurchased an aggregate of 0.3 million shares of our common stock at an average price of $5.08 per share under the share repurchase program.

During the first quarter of fiscal 2009 we purchased 11.5 million shares through an accelerated share repurchase transaction (the ASR) that we entered into with Lehman OTC on July 15, 2008.  The average price per share of the shares purchased under the ASR transaction was $7.93.  Pursuant to the ASR agreement, Lehman was required to post cash collateral to a segregated brokerage account in our name in an amount equal to the value of the additional shares, or net cash, due to us if the ASR were terminated as of the current date.  Upon an event of default by Lehman OTC, pursuant to our rights under the ASR, we issued a notice of default to Lehman OTC on September 24, 2008 and terminated the ASR agreement and requested the distribution of all $9.1 million of funds held in our segregated brokerage account.  As of August 31, 2009, we continue to seek the transfer of such funds to a new account in accordance with procedures established by the trustee appointed to oversee the liquidation of Lehman Brothers.  As of the date of this filing we had not yet received these funds.  We have recorded these funds as restricted cash-current on our Consolidated Balance Sheets as of August 31, 2009 and May 31, 2009.

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

16. Subsequent Event

On September 30, 2009, we approved a plan to restructure our workforce.  We are making a targeted reduction primarily of consulting positions in our EMEA region.  These actions are being undertaken as a further refinement of our new vertical organization, including a resizing of our services business to leverage our partner channel, and in light of current demand for our consulting and implementation services in EMEA. Under this plan, we will reduce our workforce by approximately 75 employees, or 2.0% percent of our global workforce.  We anticipate that the majority of the actions related to this plan will be completed by the end of the second quarter of fiscal 2010.  The restructuring action is expected to result in pre-tax charges of approximately $4.0 million for severance pay and related benefits with the majority of the charges recorded in our second quarter of fiscal 2010.  Substantially all of this amount will result in future cash expenditures.  We expect that the majority of the severance and related benefits will be paid within the next 12 months.  Annualized cost and expense savings from these actions are estimated to be approximately $7.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions and the expected impact of recently issued accounting pronouncements. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for our fiscal year ended May 31, 2009.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Lawson undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in our Annual Report on Form 10-K and in other documents we file from time to time with the SEC including our Quarterly Reports on Form 10-Q.

Management Overview

Lawson Software, Inc. is a global provider of enterprise software.  We provide business application software, consulting and maintenance to customers primarily in specific services, trade and manufacturing/distribution industries.  We specialize in and target specific industries including equipment service management & rental, fashion, food & beverage, healthcare, manufacturing & distribution, public sector (U.S.), and service industries as well as the horizontal market for our strategic human capital management product line.  Our software includes enterprise financial management, human capital management, business intelligence, asset management, enterprise performance management, supply chain management, service management, manufacturing operations, business project management and industry-tailored applications. Our applications help automate and integrate critical business processes, which enables our customers to collaborate with their partners, suppliers and employees. We support our customers’ use of our applications through consulting services which primarily help our customers implement their Lawson applications, and through our maintenance programs that provide on-going support and product updates for our customers’ continued use of our applications.

Our enterprise software solutions focus on providing competitive advantages and business flexibility to our customers.  Lawson’s solutions fall within three main product lines and include related maintenance and consulting services.  Our product lines are referred to as Lawson S3 Enterprise Management System, Lawson M3 Enterprise Management System, and Lawson Strategic Human Capital Management with many of the solutions in each product line having broad, cross-industry application. Our S3 solutions consist of business applications designed for services oriented industries. Our M3 solutions consist of applications that are geared for manufacturing, distribution and trade businesses who face resource constraints and whose processes are often complex and industry-specific.  Our Strategic Human Capital Management applications provide solutions for customers to strategically manage their workforce.

During fiscal 2009 and prior years, we operated as one business segment, the development and marketing of computer software and related services including consulting, maintenance and customer support. Beginning in the first quarter of fiscal 2010, we reorganized our operations to provide greater focus on and better serve our targeted vertical markets. With this strategic organizational change, including a workforce realignment, we determined that we have three reportable segments that align with our three industries groups: S3 Strategic Industries, M3 Strategic Industries and General Industries. The S3 Strategic Industries group targets customers in the healthcare and public sector industries. The M3 Strategic Industries group targets customers in the equipment service management & rental, food & beverage and fashion industries.  Our General Industries group includes our services industries customers (S3) and manufacturing & distribution industries (M3) customers which are in industries not included in our other two Industries Groups. See Note 14, Segment and Geographic Information, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information and applicable disclosures.

Revenues for the first quarter of fiscal 2010 were $169.0 million, down 11.5% compared to $190.9 million in the first quarter of fiscal 2009.  Consulting revenues accounted for the largest decrease in the first quarter of fiscal 2010 as compared to the last year’s first quarter, down $23.1 million, or 28.6%, the result of both our maintaining fewer billable consultants and lower bookings for our consulting and implementation services.  Maintenance services revenues were also down $3.7 million, or 4.1%, year-over-year primarily related to the impact of fluctuations in foreign currency exchange rates.  These decreases were partially offset by a $4.8 million, or 22.8%, increase in our license fees revenues which was primarily due to the recognition of a larger amount of deferred license fees revenues in the first quarter of fiscal 2010 as compared to the similar period last year as well as several significant deals signed and recognized in the current quarter.  From a segment perspective, revenues in our S3 Strategic Industries group were up $1.9 million in the first quarter of fiscal 2010 as compared to the similar period last year with increased license fees and maintenance services revenues more than offsetting a decrease in this segment’s consulting revenues.  Our M3 Strategic Industries’ revenues were down $8.6 million for the quarter as compared to last year primarily as a result of decreased consulting revenues.  First quarter revenues in our General Industries group decreased $15.2 million as compared to the first quarter last year as a result of a significant decrease in consulting revenues as well as lower maintenance services revenues.  Geographically, the quarter-over-quarter decrease was primarily related to our EMEA region where revenues declined $23.1 million, or 29.4%.  Our APAC region revenues were down $0.3 million.  These decreases were only somewhat offset by a $1.4 million, or 1.3%, increase in quarter-over-quarter revenues in our Americas region. The Americas region continues to represent the majority of our total revenues at 62.8% for the fiscal quarter, up from 54.9% in the first quarter last year. The EMEA region accounted for 32.8% of total revenues in the quarter as compared to 41.1% last year.  The remaining 4.4% of our revenues were generated in our APAC region.

Total gross margin as a percent of revenues for the first quarter increased to 57.2% compared to 50.4% in the first quarter of last year primarily due to a favorable mix of software revenues as compared to consulting revenues.  In the first quarter of fiscal 2010, software revenues accounted for 65.9% of our total revenues as compared to 57.7% in the first quarter last year.  We anticipate an improved software revenue mix for full year fiscal 2010.  Operating expenses decreased by $12.4 million, or 13.8%, from the first quarter of last year primarily related to a decrease in our sales and marketing costs.  As a percent of revenues, operating expenses improved to 46.0% compared to 47.2% in the first quarter of last year.

A significant portion of our business is in currencies other than the U.S. Dollar, particularly the Swedish Krona (SEK) and the Euro. Our revenues and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  During fiscal 2009, mainly the second quarter, foreign currency exchange rates were extremely volatile and the U.S. Dollar strengthened significantly against most major currencies.  In the first quarter of fiscal 2010 the U.S. Dollar to SEK exchange rate improved 9.8% as compared to the first quarter of fiscal 2009 while the U.S. Dollar to Euro exchange rate improved 2.6% over the same period. These fluctuations in the exchange rates affected our first quarter fiscal 2010 results as improvements in the U.S. Dollar to SEK and Euro exchange rates have the effect of reducing our revenues but also reducing our operating expenses denominated in currencies other than the U.S. Dollar.

For financial results denominated in a currency other than the U.S. Dollar, we calculate constant currency by converting the prior period financial results at the exchange rates applicable to current periods. We believe these constant currency comparisons provide additional insight into our business performance during the applicable reporting periods exclusive of the effects of foreign currency exchange rate fluctuations, and should be considered in addition to, and not as a substitute for the actual changes in revenues, expenses, income or other financial measures presented in this Quarterly Report on Form 10-Q.

The strengthening of the U.S. Dollar during the first quarter of fiscal 2010 had a negative impact on our revenues accounting for approximately $10.7 million, or 5.3%, of the decline in revenues, as compared to the first quarter of fiscal 2009. This primarily affected our EMEA region resulting in a negative impact on license fees, maintenance services and consulting revenues of 5.4%, 5.0% and 5.2%; respectively, as compared to the first quarter last year.  Excluding the effect of currency fluctuations, our total revenues for the first quarter were down approximately $11.2 million, or 6.2%, as compared to fiscal 2009.  On a constant currency basis, license fees and maintenance services revenues increased $5.7 million and $0.7 million, or 28.2% and 0.9%, respectively, compared to the first quarter of last year while consulting revenues decreased $17.6 million or 23.4%. Together, these resulted in a net decrease in total revenues during the first quarter of fiscal 2010 of $21.9 million as compared to the similar period last year. The currency fluctuations also had the effect of decreasing our total costs and operating expenses, as reported in U.S. Dollars, by approximately $13.0 million which when combined with a decrease in total expenses of $21.8 million on a constant currency basis resulted in a $34.7 million decrease in total expenses for the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009.  Foreign currency exchange rates had a favorable impact on our first quarter net income of approximately $0.01 per share.

Subsequent to the end of our first quarter, on September 30, 2009, we approved a plan to restructure our workforce relating to a targeted reduction primarily of consulting positions in our EMEA region.  These actions are being undertaken as a further refinement of our new vertical organization, including a resizing of our services business to leverage our partner channel, and in light of current demand for our consulting and implementation services in EMEA. Under this plan, we will reduce our workforce by approximately 75 employees, or 2.0% percent of our global workforce.  We expect that these actions will result in pre-tax charges of approximately $4.0 million for severance pay and related benefits with the majority of the charges recorded in our second quarter of fiscal 2010.  We anticipate that the majority of these actions will be completed by the end of the second quarter of fiscal 2010.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in Part II — Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.  These policies reflect those areas that require more significant judgments, and use of estimates and assumptions in the preparation of our financial statements and include the following:

•                  Revenue Recognition

•                  Allowance for Doubtful Accounts

•                  Sales Returns and Allowances

•                  Valuation of Long-Lived and Intangible Assets and Goodwill

•                  Income Taxes

•                  Contingencies

•                  Litigation Reserves

•                  Share-Based Compensation

There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2009.

Results of Operations

We generated net income of $6.0 million in the first quarter of fiscal 2010 as compared to a net loss of $3.7 million in the first quarter of fiscal 2009.  Net income per diluted share was $0.04 in the first quarter of fiscal 2010 compared to net loss of $0.02 per diluted share in the similar period last year.

The following table sets forth certain line items in our Condensed Consolidated Statements of Operations as a percentage of total revenues for the periods indicated, the period-over-period percent actual increase (decrease) and the period-over-period percent increase (decrease) on a constant currency basis:

	Percentage of Total Revenue		Quarterly Change Fiscal 2010 vs. 2009
	Three Months Ended
	August 31,		Percent Change
	2009	2008	Actual	Constant Currency
		(as adjusted)
Revenues:
License fees	15.3%	11.1%	22.8%	28.2%
Maintenance services	50.6	46.7	(4.1)	0.9
Software revenues	65.9	57.8	1.0	6.1
Consulting	34.1	42.2	(28.6)	(23.4)
Total revenues	100.0	100.0	(11.5)	(6.2)

Cost of revenues:
Cost of license fees	2.9	2.8	(7.6)	(3.2)
Cost of maintenance services	9.2	8.8	(7.8)	(0.6)
Cost of software revenues	12.1	11.6	(15.4)	(1.2)
Cost of consulting	30.7	38.0	(28.5)	(22.3)
Total cost of revenues	42.8	49.6	(23.6)	(17.3)

Gross profit	57.2	50.4	0.4	4.2

Operating expenses:
Research and development	12.2	11.5	(5.9)	2.7
Sales and marketing	21.2	24.3	(22.8)	(17.8)
General and administrative	11.4	10.1	(0.2)	5.2
Restructuring	0.1	(0.1)	*NM	*NM
Amortization of acquired intangibles	1.1	1.4	(28.4)	(23.1)
Total operating expenses	46.0	47.2	(13.8)	(7.9)

Operating income	11.2	3.2	207.5	126.0
Total other income (expense), net	(2.5)	(0.4)	*NM	*NM
Income before income taxes	8.7	2.8	176.6	95.0
Provision for income taxes	5.2	4.7	(2.8)	(1.1)
Net income	3.5%	(1.9)%	*NM %	*NM %

*  NM Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three months ended August 31, 2009 and August 31, 2008, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes and with the information presented in the above table. This analysis addresses the actual changes in our results of operations for the comparable fiscal quarters. For percentage changes excluding the impact of foreign currency fluctuations, see the constant currency percentages in the above table.

Revenues

	Three Months Ended		Quarterly Change
	August 31,		Fiscal 2010 vs. 2009
(in thousands)	2009	2008	Dollars	Percent

Revenues:
License fees	$25,935	$21,125	$4,810	22.8%
Maintenance services	85,430	89,109	(3,679)	(4.1)
Software revenues	111,365	110,234	1,131	1.0
Consulting	57,627	80,682	(23,055)	(28.6)
Total revenues	$168,992	$190,916	$(21,924)	(11.5)%

The following table sets forth revenues by reportable segment:

	Three Months Ended		Quarterly Change
	August 31,		Fiscal 2010 vs. 2009
(in thousands)	2009	2008	Dollars	Percent

S3 Strategic Industries:
License fees	$11,360	$8,128	$3,232	39.8%
Maintenance services	34,862	31,895	2,967	9.3
Software revenues	46,222	40,023	6,199	15.5
Consulting	19,146	23,474	(4,328)	(18.4)
Total S3 revenues	$65,368	$63,497	$1,871	2.9%

M3 Strategic Industries:
License fees	$9,104	$7,873	$1,231	15.6%
Maintenance services	17,552	20,472	(2,920)	(14.3)
Software revenues	26,656	28,345	(1,689)	(6.0)
Consulting	23,122	29,984	(6,862)	(22.9)
Total M3 revenues	$49,778	$58,329	$(8,551)	(14.7)%

General Industries:
License fees	$5,471	$5,124	$347	6.8%
Maintenance services	33,016	36,742	(3,726)	(10.1)
Software revenues	38,487	41,866	(3,379)	(8.1)
Consulting	15,359	27,224	(11,865)	(43.6)
Total GI revenues	$53,846	$69,090	$(15,244)	(22.1)%

Total Revenues.  We generate revenues from licensing software, providing maintenance and support on licensed products and providing consulting services. We generally utilize written contracts as the means to establish the terms and conditions by which our products, maintenance and consulting services are sold to our customers. As our maintenance and consulting services are primarily attributable to our licensed products, growth in our maintenance and consulting services is generally tied to the level of our license contracting activity.

We recognize revenues pursuant to specific and detailed guidelines applicable to the software industry. License fees revenues from end-users are generally recognized when the software product has been shipped and certain conditions are met. Revenues from customer maintenance and support contracts are deferred and recognized ratably over the term of the agreements. Revenues from consulting services (including training and implementation services) are recognized as services are provided to customers. See Part II — Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations- Critical Accounting Policies and Estimates - Revenue Recognition, in our Annual Report on Form 10-K for our fiscal year ended May 31, 2009, for a more complete description of our revenue recognition policy.

First quarter fiscal 2010 total revenues decreased 11.5% to $169.0 million as compared to $190.9 million in the first quarter of fiscal 2009.  Software revenues, consisting of license fees revenues and maintenance services, were up 1.0% to $111.4 million compared to $110.2 million in the first quarter last year.  The increase included a 22.8% increase in our license fees revenues partially offset by a 4.1% decrease in maintenance services revenues.  Offsetting this increase in software revenues was a 28.6% decrease in our consulting revenues.

License Fees.  Our license fees primarily consist of fees resulting from products licensed to customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

License fees revenues for the first quarter of fiscal 2010 increased $4.8 million, or 22.8%, compared to the first quarter of fiscal 2009.  License fees revenues increased in each of our reportable segments with S3 Strategic Industries, M3 Strategic Industries and General Industries up $3.2 million, $1.2 million and $0.3 million; respectively, as compared to the first quarter last year.  The increase in S3 Strategic Industries’ first quarter license fees revenues was primarily due to continued strength in our healthcare business unit and a significant license transaction in our public sector business unit recorded in the first quarter of fiscal 2010.  The increase in M3 Strategic Industries’ license fees revenues was primarily related to our equipment service management & rental business unit.  With the completion of customer implementation project milestones in the first quarter of fiscal 2010,  we currently recognized certain deferred revenues on previously contracted deals.   The increase in license fees revenues was experienced in our Americas and APAC geographies which were up $5.9 million and $0.3 million, respectively, compared to the first quarter of last year.  The Americas region continued to benefit from a targeted sales stimulus campaign we offered our existing S3 customer base during the second half of fiscal 2009, primarily our fourth quarter.  This program favorably impacted our healthcare and services industries business units’ revenues in the first quarter of fiscal 2010 as we recognized revenue previously deferred as all contract terms related to these transactions were completed in the first quarter of fiscal 2010.  Our EMEA region’s license fees revenues were down $1.4 million compared to the similar period last year primarily related to decreased sales of our M3 solutions in our manufacturing & distribution business unit.  The total number of licensing transactions decreased in the first quarter of fiscal 2010 by 82 to 134 as compared to 216 in the first quarter of fiscal 2009.  The number of licensing transactions with new customers decreased to 17 compared to 32 in the first quarter of fiscal year 2009.  In the first quarter of fiscal 2010 we entered into three license transactions between $0.5 million and $1.0 million compared to nine in the similar quarter last year.  We entered into five licensing transactions greater than $1.0 million in the current quarter compared to one in the first quarter of fiscal 2009.

Maintenance Services.  Our maintenance services revenues represent the ratable recognition of fees to enroll and renew licensed products in our maintenance programs. These fees are typically charged annually and are based on the license fees initially paid by our customers. Maintenance services revenues can fluctuate based on the number and timing of new license contracts, renewal rates and price increases.

Maintenance services revenues for the first quarter of fiscal 2010 decreased $3.7 million to $85.4 million, or 4.1%, compared to our fiscal 2009 first quarter. This was primarily driven by decreases in our M3 Strategic Industries and General Industries segments which were down $2.9 million and $3.7 million, respectively, in the comparable first quarters of fiscal 2010 and 2009.  These decreases were the result of slightly higher cancellation rates which were primarily offset by maintenance agreements associated with new customers in these segments.  Maintenance services revenues in the S3 Strategic Industries segment were up $3.0 million as annual maintenance agreement renewals with associated price increases as well as maintenance agreements associated with new S3 Strategic Industries’ customers more than offset cancellations.  In the first quarter of fiscal 2010, maintenance services revenues within our EMEA and APAC regions were down $4.8 million and $0.7 million, respectively, as compared to the similar period last year as cancellations outpaced new customer agreements.  Our Americas region experienced a $1.8 million increase in maintenance services revenues related to net new maintenance agreements.

Consulting.  Our consulting revenues consist of services related to software installations, software implementations, customized development and training services for customers who have licensed our products.

Consulting revenues for the first quarter of fiscal 2010 decreased $23.1 million to $57.6 million, or 28.6%, compared to the first quarter of fiscal 2009.  The quarter-over-quarter decrease in consulting revenues was experienced in each of our reportable segments with General Industries reflecting the largest decrease of $11.9 million followed by M3 Strategic Industries down $6.9  million and S3 Strategic Industries down $4.3 million.  Within our EMEA and Americas regions, first quarter fiscal 2010 consulting revenues were down $16.8 million and $6.3 million, respectively, as compared to the first quarter of fiscal 2009.  APAC consulting revenues were relatively flat for the comparable first quarters.  These decreases were the result of a significant reduction in the number of billable consultants in the first quarter of fiscal 2010 as compared to fiscal 2009, primarily in our EMEA region, as well as lower bookings for our consulting and implementation services related to decreased license contracting activity in our current fiscal quarter and the prior year.  Third-party consulting revenues also decreased in the current quarter compared to the similar period last year, as we leveraged utilization of our direct consulting resources.  We continue to reduce the size of our consulting staff as part of our strategy to move more implementation services to our partner channel as well as in response to the lower consulting bookings. Over the past year, we have reduced our number of billable service consultants by over 30% and will continue to right-size our consulting organization when necessary in light of economic conditions and our software and consulting revenue mix.  On September 30, 2009, we announced an additional reduction of approximately 75 positions, primarily consulting positions in our EMEA region. See Note 16, Subsequent Event, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information.

Deferred Revenue.  Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements, maintenance contracts and certain consulting arrangements as discussed above. We had total deferred revenues of $257.0 million at August 31, 2009 compared to $292.5 million at May 31, 2009.

The following table sets forth the components of deferred revenue (in thousands):

	August 31,	May 31,
	2009	2009
License fees	$46,585	$55,667
Maintenance services	196,659	224,115
Consulting	13,765	12,741
Total deferred revenue	257,009	292,523
Less current portion	(246,939)	(279,041)
Deferred revenue - non-current	$10,070	$13,482

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our renewal dates occur in the third and fourth quarters of our fiscal year with revenues being recognized ratably over the applicable service periods. In addition, the decrease in the August 31, 2009 balance as compared to May 31, 2009 was related to the current recognition of certain deferred license fees revenues in the first quarter of fiscal 2010 primarily relating to contracts entered into in the fourth quarter of fiscal 2009 under our targeted sales campaign offered to our existing S3 customer base.

Cost of Revenues

	Three Months Ended		Quarterly Change
	August 31,		Fiscal 2010 vs. 2009
(in thousands)	2009	2008	Dollars	Percent

Cost of revenues:
Cost of license fees	$4,927	$5,332	$(405)	(7.6)%
Cost of maintenance services	15,559	16,874	(1,315)	(7.8)
Cost of software revenues	20,486	22,206	(1,720)	(7.7)
Cost of consulting	51,835	72,447	(20,612)	(28.5)
Total cost of revenues	$72,321	$94,653	$(22,332)	(23.6)%

Gross profit:
License fees	$21,008	$15,793	$5,215	33.0%
Maintenance services	69,871	72,235	(2,364)	(3.3)
Total software gross profit	90,879	88,028	2,851	3.2
Consulting	5,792	8,235	(2,443)	(29.7)
Total gross profit	$96,671	$96,263	$408	0.4%

Gross margin %:
License fees	81.0%	74.8%
Maintenance services	81.8%	81.1%
Total software gross margin %	81.6%	79.9%
Consulting	10.1%	10.2%
Total gross margin %	57.2%	50.4%

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

During the first quarter of fiscal 2010, cost of license fees decreased $0.4 million to $4.9 million, or 7.6%, compared to the first quarter of fiscal 2009. The decrease was primarily due to lower royalty expenses related to the decrease in license fees revenues in our EMEA region. Fiscal 2010 first quarter license fees gross margin increased to 81.0% up from 74.8% in the first quarter of fiscal 2009 primarily due to a favorable first quarter fiscal 2010 revenue mix which included a lower percentage of third-party revenues as compared to the first quarter last year.

Cost of Maintenance Services.  Cost of maintenance includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products and the overhead costs of providing support.

Cost of maintenance services for the first quarter of fiscal 2010 decreased $1.3 million to $15.6 million, or 7.8%, compared to the first quarter of fiscal 2009. The decrease was primarily related to a $0.6 million decrease in third-party costs and a $0.6 million decrease in professional fees.  Maintenance gross margin for the first quarter of fiscal 2010 was 81.8%, up from 81.1% in the first quarter of fiscal 2009.

Cost of Consulting.  Cost of consulting includes salaries, employee benefits, third-party consulting costs, related travel, and the overhead costs of providing implementation, installation, training and education services to customers.

Cost of consulting decreased $20.6 million to $51.8 million, or 28.5%, in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. This decrease was primarily driven by a $13.1 million decrease in employee related costs due to our significantly lower billable headcount in the first quarter of fiscal 2010 as compared to the similar quarter last year, a $4.1 million decrease in third-party costs relating to our lower consulting revenues, a $2.4 million decrease in billable travel and a $1.3 million decrease related to information technology and other infrastructure costs.  Gross margin on consulting revenues for the first quarter of fiscal 2010 was relatively flat at 10.1% as compared to 10.2% for the similar period last year.

Operating Expenses

	Three Months Ended		Quarterly Change
	August 31,		Fiscal 2010 vs. 2009
(in thousands)	2009	2008	Dollars	Percent

Operating expenses:
Research and development	$20,618	$21,918	$(1,300)	(5.9)%
Sales and marketing	35,877	46,491	(10,614)	(22.8)
General and administrative	19,249	19,289	(40)	(0.2)
Restructuring	75	(231)	306	(132.5)
Amortization of acquired intangibles	1,880	2,627	(747)	(28.4)
Total operating expenses	$77,699	$90,094	$(12,395)	(13.8)%

Research and Development.  Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees associated with product development, testing, quality assurance, documentation, enhancements and upgrades.

For the first quarter of fiscal 2010, research and development decreased $1.3 million to $20.6 million, or 5.9%, compared to the first quarter of last year.  This decrease was primarily due to a decrease of $1.1 million in employee related costs in the current quarter as compared to the first quarter of last year as a result of lower headcount.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel and overhead costs related to our sales and marketing personnel, as well as trade show activities, advertising costs and other costs associated with our Company’s marketing activities.

Sales and marketing expenses for the first quarter of fiscal 2010 decreased $10.6 million to $35.9 million, or 22.8%, compared to the first quarter of fiscal 2009. This decrease was primarily the result of a $9.2 million decrease in employee related costs due to lower headcount in the first quarter of fiscal 2010 compared to the similar period of fiscal 2009. Included in this decrease is the impact of the $1.9 million of fourth quarter fiscal 2008 under accrual of sales incentive compensation in EMEA recorded in fiscal 2009. See Note 1, Nature of Business and Basis of Presentation—First Quarter Fiscal 2009 Results of Operations, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information. In addition, costs incurred for marketing programs decreased $1.3 million in the first quarter of fiscal 2010 compared to the similar period of fiscal 2009.  In the first quarter of fiscal 2010, we had over 50 fewer sales account executives, down 25.9% compared to the first quarter last year as we have reduced our sales force over the course of the past year in response to the challenging economic environment.  We are actively recruiting sales executives and anticipate increasing the level of our sales force over the remainder of fiscal 2010.

General and Administrative.  General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees and bad debt expense. We deem certain of these items to be shared-services and accordingly allocate the related expenses to other functional line items within cost of revenues and operating expenses, primarily based on headcount. These administration allocations have no impact on our overall operating margins for any of the periods presented.

For the first quarter of fiscal 2010, general and administrative expenses were fairly consistent, down less than $0.1 million to $19.2 million, or 0.2%, compared to the $19.3 million in the first quarter of fiscal 2009.  This decrease was primarily due to a $1.5 million decrease in infrastructure and computer lease costs, $0.6 million decrease related to the impact of foreign currency translations in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, $0.5 million decrease in office supplies and other costs and a net $0.3 million decrease in employee related costs. Offsetting these decreases was a $1.8 million reduction in our pre-merger litigation reserve recorded in the first quarter of fiscal 2009 with no corresponding amount in the current quarter, See Note 13, Commitments and Contingencies — Legal, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information, and a $1.0 million increase in contractor fees in the current quarter as compared to the similar period last year.

Restructuring.  During the first quarter of fiscal 2010, we recorded restructuring charges of $0.1 million as compared to restructuring accrual reversals of $0.2 million in the first quarter of fiscal 2009. The current quarter charge relates to adjustments to the original estimates established in the fiscal 2009 and fiscal 2007 restructuring accruals discussed below.

Fiscal 2009 Restructuring

Fiscal 2009 Q2.  On November 18, 2008, we announced the implementation of cost reduction measures in light of the uncertainty in global economic conditions and in light of other operating margin improvement initiatives. These cost reduction initiatives included a restructuring plan which called for the reduction of approximately 200 employees throughout our global workforce and the closing of one leased facility. This reduction represented approximately 5% of our global workforce and affected all functional areas of our operations. We recorded the majority of the restructuring expenses with a pre-tax charge of approximately $7.9 million in the second quarter of fiscal 2009, including $6.1 million for severance and related benefits and $1.8 million for the exit of the leased facility.  We took additional actions under the plan during the third quarter, including the reduction of 84 employees, primarily in our services organization, representing approximately 2% of our global workforce. We exited one additional leased facility under the plan during the third quarter. These actions resulted in an additional pre-tax charge of approximately $3.4 million recorded in the third quarter of fiscal 2009 including $2.8 million for severance and related benefits and $0.6 million for lease termination fees incurred for the exit of the additional leased facility.  We do not anticipate taking any significant additional charges related to this plan in future periods. Actions relating to severance were substantially completed by February 28, 2009, with related cash payments expected to continue through December 2009. Payments related to the exited facilities are expected to continue through November 2011.

Fiscal 2009 Q4.  On May 18, 2009, we initiated a plan to restructure our workforce. At that time we began to prepare for a realignment of our organizational structure to provide greater focus on our targeted vertical markets. The restructuring involved the reduction of certain resources outside our targeted markets while further investing in resources that will support these markets, elimination of certain positions due to operational efficiencies and lowering costs overall in light of the continued weakness in global business conditions. Under this plan, we will reduce our workforce by approximately 150 employees, or 4% of our global workforce, and consolidate space in certain of our leased facilities related to our international operations. Notification to employees affected by the plan began on May 18, 2009 and personnel departures are expected to be completed by the end of our third quarter of fiscal 2010. The plan resulted in pre-tax charges of approximately $5.3 million for severance and related benefits and the consolidation of leased facilities resulted in pre-tax charges of approximately $3.8 million which we recorded in the fourth quarter of fiscal 2009.  We expect the majority of the severance and related benefits to be paid within the next 12 months while the leased facilities costs will be paid through December 2011.

In relation to all restructuring actions in fiscal 2009, we made cash payments of $2.5 million relating to severance and related benefits and $0.9 million related to the exited facilities.  In the first quarter of fiscal 2010 we recorded net adjustments to the accrual of approximately $0.2 million including additional expenses accrued related to exited leased facilities net of a change to accrued severance and related benefits due to a reduction in the number of affected employees.  As of August 31, 2009, we had an accrual of $9.3 million; $4.0 million for severance and related benefits and $5.3 million for the estimated fair value of our liability for the exited facilities.  As of May 31, 2009, the accrual totaled $12.0 million: $6.5 million for severance and related benefits and $5.5 million for the exited facilities.

Fiscal 2007 Restructuring

On February 28, 2007, we completed a roadmap to improve our productivity by enhancing global sourcing capabilities and resources. This roadmap called for the rebalancing of our resources between various locations primarily in the U.S., Europe and our global support center in the Philippines and resulted in the reduction of approximately 250 employees primarily in our U.S. and European operations over the course of fiscal 2008 and the first quarter of fiscal 2009. This reduction included employees working in all areas of the Company, predominantly in consulting and research and development. In conjunction with this roadmap we recorded a charge of $11.9 million. As of May 31, 2009, we had an accrual of $0.8 million for severance and related benefits. In the first quarter of fiscal 2010 we paid severance and related benefits of $0.1 million. We recorded $0.1 million in adjustments to the accrual during the first quarter of fiscal 2010. The ending accrual balance at August 31, 2009 was approximately $0.7 million. Actions relating to severance were completed in the first quarter of fiscal 2009; however we expect related cash payments to continue through February 2010.

Fiscal 2006 Restructuring

On April 26, 2006, in conjunction with the business combination with Intentia International AB (Intentia), we approved a plan designed to eliminate employee redundancies in both Intentia and Legacy Lawson.

Fiscal 2006 Legacy Lawson.  The plan for legacy Lawson included the reduction of approximately 60 employees in the U.S. and U.K. and the exit of or reduction in space for leases in certain facilities. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and consulting. As of May 31, 2009, we had an accrual of $1.5 million for the exit or reduction of leased facilities. For the first quarter of fiscal 2010, we made cash payments of $0.1 million related to exited facilities. The ending accrual balance at August 31, 2009 was $1.4 million for the exit or reduction of leased facilities. Actions relating to severance were completed in the first quarter of fiscal 2008. We expect cash payments related to exited facilities to continue through July 2011.

Fiscal 2006 Intentia.  The plan for Intentia included the reduction of approximately 125 employees in the EMEA and APAC regions and the exit of or reduction in leased space. The reduction of employees included employees who worked in all functional areas of the Company. As of May 31, 2009, we had an accrual of $1.5 million for the exit or reduction of leased facilities. We made cash payments of $0.1 million related to exited facilities in the first quarter of fiscal 2010. In the second quarter of fiscal 2009, we made a $1.6 million adjustment to the accrual for lease exit costs to reflect additional sublease income not included in the original lease restructuring plan. Pursuant to the provision of EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, this adjustment has been recorded as a reduction of goodwill. See Note 6, Goodwill and Intangible Assets. The ending balance as of August 31, 2009 was $1.5 million related to the accrual for the exit or reduction of leased space. Actions relating to severance were completed in the third quarter of fiscal 2008. We expect cash payments related to exited facilities or reduced space to continue through June 2012.

As a result of our restructuring plans and the realignment of our workforce, we have experienced cost savings from the lower facility expenses and reduced headcount and expect these savings to continue.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles primarily relates to the on-going amortization of intangibles acquired in the Intentia merger as well as other acquisitions. For the first quarter of fiscal 2010, amortization decreased $0.7 million to $1.9 million, or 28.4%, as compared to $2.6 million in the first quarter of fiscal 2009. This decrease was primarily due to the amortization of certain intangible assets on an accelerated basis resulting in a higher rate of amortization in fiscal 2009 as compared to fiscal 2010.

Other Income (Expenses), net

Total other income (expense), net, consisting of interest income earned from cash, marketable securities and other investments, interest expense, and other associated costs, was net expense of $4.2 million and $0.8 million for the first quarter of fiscal 2010 and 2009, respectively. The $3.4 million increase in net expense was primarily due to a $2.7 million decrease in interest income as we had significantly lower average investment balances and lower yields in the current period as compared to the same period last year.  Our investments in auction rate securities were sold in the first quarter of fiscal 2009 and our investments in marketable securities also decreased as we have transitioned our investments to cash and cash equivalents, primarily money market funds.  As a result, we have experienced lower yields in the current quarter than in the comparable quarter last year.  Interest expense also increased quarter over quarter by approximately $0.5 million primarily due to increased interest expense related to our capital leases. The increase in interest expense also includes the impact of our adoption of FSP APB 14-1 in the first quarter of fiscal 2010.  This required us to record additional non-cash interest of approximately $2.1 million in the current quarter and retrospectively includes $2.0 million in the first quarter of last year.

Provision for Income Taxes

Our quarterly tax expense is measured using an estimated annual effective tax rate for the period.  For the three months ended August 31, 2009, our estimated annual global effective tax rate was 39.1% after considering those entities for which no tax benefit from operating losses is expected to occur during the year as a result of such entities requiring a full valuation allowance against current year losses.  We estimate our annual effective tax rate on a quarterly basis and make any necessary changes to adjust the rate for the applicable year-to-date period based upon the annual estimate. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income, changes in the jurisdictional mix of the forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities or impacts from enacted tax law changes.  We identify items which are unusual and non-recurring in nature and treat these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

Our income tax expense for the three months ended August 31, 2009 was $8.8 million.  This resulted in an overall effective tax rate of 59.5% for the first quarter of fiscal 2010.  The rate for the current quarter was unfavorably impacted by 5.4% for unbenefitted foreign losses and by 4.2% for return to provision true-ups.  In addition, the rate for the current quarter was unfavorably impacted by 11.7% for additional income tax provision recorded in the first quarter of fiscal 2010 that should have been recorded in the fourth quarter of fiscal 2009.  For the three months ended August 31, 2008, our income tax expense was $9.0 million which resulted in an overall effective tax rate for the first quarter of fiscal 2009 of 169.2%. The decrease in the overall effective tax rate for the three months ended August 31, 2009 as compared to August 31, 2008 primarily related to increased profitability in jurisdictions where we previously had foreign losses for which no tax benefit was recognized.

As of August 31, 2009, we have recorded a liability of approximately $7.9 million for unrecognized tax benefits related to the uncertain tax positions, all of which would affect earnings and the effective tax rate, if recognized.  We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of our income tax expense.  During the three months ended August 31, 2009 we recognized approximately $0.1 million in interest and had $0.7 million accrued for the payment of interest at August 31, 2009.  Interest recognized for the three months ended August 31, 2008 was $0.1 million.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years ending before May 31, 2005.  Currently, we are involved in limited audit activity in certain jurisdictions.  While we believe we have adequately provided for all tax positions under examination, amounts asserted by taxing authorities could be greater or less than the accrued provision.  We do not anticipate that adjustments, if any, would result in a material change to our financial position nor do we expect the amount of unrecognized tax benefits or cash payments related to these obligations to significantly change over the next 12 months.

Liquidity and Capital Resources

	Three Months Ended
	August 31,
Cash Flow (in thousands)	2009	2008	% Change
		(as adjusted)
Cash used in operating activities	$(20,542)	$(14,577)	40.9%
Cash (used in) provided by investing activities	$(4,635)	$43,149	*NM
Cash used in financing activities	$(411)	$(98,193)	(99.6)%

	As of
	August 31,	May 31,
Capital Resources (in thousands)	2009	2009	% Change

Working capital	$226,712	$213,997	5.9%
Cash and cash equivalents, marketable securities and short-term investments	$391,302	$414,815	(5.7)%

*NM Percentage not meaningful

As of August 31, 2009, we had $391.3 million in cash, cash equivalents and $226.7 million in working capital. Our most significant source of operating cash flows is derived from license fees, maintenance services and consulting fees related to services provided to our customers. Days sales outstanding (DSO), which is calculated on net receivables at period-end divided by revenue for the quarter times 90 days in the quarter, was 64 and 74 as of August 31, 2009 and May 31, 2009; respectively. The decrease in DSO was due to the reduction in our accounts receivable balance, primarily related to collection of annual maintenance services billings, which more than offset the effect of our lower revenues in the first quarter of fiscal 2010 as compared to the similar period last year. Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services, and facilities.

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

Cash Flows from Operating Activities

Net cash used in operating activities in the first quarter of fiscal 2010 was $20.5 million. Uses of cash included $46.2 million in working capital.  The cash uses for working capital purposes included a $37.2  million decrease in our deferred revenue primarily related to the recognition of maintenance services revenues over the applicable term of these agreements, $35.9 million decrease in accrued expenses and other liabilities; primarily related to a reduction in accrued incentive compensation, a reduction to accrued paid time off relating to usage during the first quarter of fiscal 2010 as well as a reduction in accrued severance due to payments made related to our fiscal 2009 restructuring actions; a $5.9 million decrease in accounts payable and $11.5 million related to a change in net income taxes payable/receivable. These working capital uses of cash were partially offset by working capital sources of cash including a $32.4 million decrease in accounts receivable as we collected customer accounts and maintenance services billings including significant amounts billed during the second half of fiscal 2009, and an $11.9 million decrease in prepaid expenses and other assets. The working capital uses of cash were also offset by our net income of $6.0 million which included non-cash charges of $10.0 million for depreciation and amortization, $2.6 million related to stock-based compensation, a $1.6 million provision for estimated warranty costs and doubtful accounts,  $3.2 million related to deferred income taxes and $2.4 million in amortization of debt issuance costs and the debt discount related to our senior convertible notes.

Cash Flows from Investing Activities

Net cash used by investing activities was $4.6 million for the three months ended August 31, 2009.  The primary use of cash was $4.4 million used to purchase property and equipment primarily related to continued investments in our global information technology and business system infrastructure as well as $0.3 million increase in restricted cash.

Cash Flows from Financing Activities

Net cash used for financing activities was $0.4 million for the first quarter of fiscal 2010. Financing activities for the period were primarily related to $1.3 million used to repurchase shares of our common stock pursuant to our Board authorized share repurchase program and $1.0 million used to make payments on our long-term debt and capital lease obligations.  These uses of cash were somewhat offset by $1.7 million in proceeds from the exercise of stock options and the issuance of shares of our common stock under our ESPP.

Effect of Exchange Rate Changes

For the three months ended August 31, 2009, changes in foreign currency exchange rates resulted in a $2.1 million increase in our cash and cash equivalents. Exchange rate changes decreased our cash and cash equivalents by $5.1 million during the three months ended August 31, 2008.

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

In the first quarter of fiscal 2010, we repurchased an aggregate of 0.3 million shares of our common stock at an average price of $5.08 per share under the share repurchase program.

During the first quarter of fiscal 2009 we purchased 11.5 million shares through an accelerated share repurchase transaction (the ASR) that we entered into with Lehman OTC on July 15, 2008.  The average price per share of the shares purchased under the ASR transaction was $7.93. See Note 15, Repurchase of Common Shares, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

From inception of the repurchase program through August 31, 2009, we have used $264.8 million to repurchase 31.9 million shares at an average price of $8.30 per share. The repurchased shares are recorded as treasury stock and result in a reduction to our stockholders equity. The shares will be used for general corporate purposes. As of August 31, 2009, the maximum dollar value of shares that may yet be purchased under this program was $135.2 million.

Credit Facilities

We have an uncommitted credit facility that consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $4.2 million (30.0 million SEK). The facility is collateralized by a corporate letter of guarantee by Lawson Software, Inc. As of August 31, 2009, an insignificant amount was outstanding under the guarantee line and approximately $4.2 million was potentially available under the guarantee line.

Senior Convertible Notes

In April 2007, we issued $240.0 million of senior convertible notes with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012. The notes bear interest at a rate of 2.5% per annum payable semi-annually in arrears, on April 15 and October 15 of each year, beginning October 15, 2007. The notes do not contain any restrictive financial covenants. The notes are convertible, at the holder’s option, into cash and, if applicable, shares of our common stock based on an initial conversion rate of 83.2293 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $12.02 per share (which reflects a 35.0% conversion premium based on the closing sale price of $8.90 per share of Lawson common stock as reported by NASDAQ on April 17, 2007). At the issuance of these notes, we simultaneously entered into separate agreements to purchase call options and sell warrants which are referred to below as “a convertible note hedge transaction and a warrant transaction.”  In connection with the issuance of the notes, we entered into a registration rights agreement with the initial purchasers of the notes. On August 16, 2007, we filed the shelf registration statement, which became effective on that date. See Note 2, Summary of Significant Accounting Policies - Recent Accounting Pronouncements, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information relating to our accounting for these notes.

We had certain business relationships with Lehman Brothers OTC Derivatives Inc. (Lehman OTC), including a convertible note hedge transaction and a warrant transaction both entered into as part of the issuance of our senior convertible notes and an accelerated share repurchase transaction discussed above.  The bankruptcy filings of Lehman Brothers Holdings Inc. (Lehman Holdings) on September 15, 2008, as guarantor under the convertible note hedge transaction, and the bankruptcy filing by Lehman OTC on October 3, 2008, were events of default under the hedge transaction and warrant agreements. As a result of these defaults, we exercised our rights to terminate both the convertible note hedge transaction and the warrant transaction on October 10, 2008.  Accordingly, for financial reporting purposes, we recorded the estimated fair value of the related hedge transaction asset and the warrant liability during the second quarter of fiscal 2009 resulting in a decrease in our stockholders’ equity equal to the net amount of the recorded asset and liability. As of August 31, 2009, our claim against Lehman Holdings and Lehman OTC and Lehman Holdings’ and Lehman OTC’s claim against us had not been settled.

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

The terms of the senior convertible notes and the rights of note holders are not affected by the status of Lehman Holdings or Lehman OTC or by any termination of the convertible note hedge transaction or warrant transaction.

Restricted Cash

We had $11.3 million held as restricted cash as of August 31, 2009 of which approximately $9.3 million and $2.1 million have been classified as current and non-current assets, respectively, on our Condensed Consolidated Balance Sheets. The current portion relates primarily to the $9.1 million held in our segregated brokerage account at Lehman OTC. See Note 15, Repurchase of Common Shares, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information. The remainder of the restricted cash balance relates to various collateral arrangements related to our property leases worldwide.

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2009, total contractual obligations at May 31, 2009 were $355.8 million not including an estimated FIN 48 impact. The total liability for uncertain tax positions under FIN 48 at August 31, 2009 was $7.9 million. We do not expect the amount of unrecognized tax benefits or cash payments related to these obligations to significantly change over the next 12 months.  See Note 10, Income Taxes, in Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further discussion.

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

We have entered into operating leases for most of our U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of August 31, 2009, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2009 and 2018. Rent expense under operating leases for the first quarter of fiscal 2010 and fiscal 2009 was $6.7 million and $7.5 million, respectively.

Foreign Currency

We manage foreign currency market risk, from time to time, using forward contracts to offset the risk associated with the effects of certain foreign currency exposures. Increases or decreases in our foreign currency exposures are expected to be offset by gains or losses on forward contracts. This is expected to mitigate the possibility of significant foreign currency transaction gains or losses in future periods. Our foreign currency exposures are primarily related to non-functional currency intercompany loans and advances between our international subsidiaries as well as other balance sheet accounts, particularly accounts receivable, accounts payable and certain accrual accounts.

We do not use forward contracts for trading purposes. Our foreign currency forward contracts are generally short term in nature, maturing within 90 days or less. We mark to market all contracts at the end of each reporting period and unrealized gains and losses are included in our Consolidated Statement of Operations for that period. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The net fair value of our foreign currency forward contracts was a net asset of $0.6 million and a net liability of $0.5 million as of August 31, 2009 and May 31, 2009 and was included in prepaid expenses and other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. See Note 8, Fair Value Measurements, for more detail. For the comparable three month periods ended August 31, 2009 and 2008, we recorded net realized and unrealized losses related to foreign currency forward contracts of $4.3 million and $2.8 million in net gains, respectively. All gains and losses from foreign currency forward contracts have been classified as general and administrative expense in our Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding recently issued accounting pronouncements that may impact our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2009, our major market risk exposure relates to adverse changes in foreign currency exchange rates and adverse fluctuations in interest rates with respect to our senior convertible notes. We believe our exposure associated with these market risks has not changed materially since May 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2009.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 19, 2009, ePlus, Inc. filed a lawsuit in the United States District Court for the Eastern District of Virginia against Lawson Software, Inc., Perfect Commerce, Inc., SciQuest, Inc. and Verian Technologies, Inc.  The other three defendants subsequently entered into separate confidential settlements and have sought dismissal by the court of their parts of the lawsuit. The complaint alleges that Lawson’s supply chain products infringe three U.S. patents owned by ePlus. ePlus seeks damages in an undisclosed amount, enhancement of those damages, an attorney’s fee award and an injunction against further infringement. The trial in this case is currently scheduled for February 2010.  We are vigorously defending this case because we believe we have meritorious defenses, including non-infringement and patent invalidity. However, given the inherent unpredictability of litigation and jury trials, we cannot at this time estimate the possible outcome of this lawsuit. Because patent litigation is time consuming and costly to defend, we will continue to incur significant costs defending this case. In addition, in the event of an unfavorable outcome in this matter, it could have a material adverse effect on our future results of operations or cash flows.

On May 20, 2008, a putative class action lawsuit was filed against us in the United States District Court for the Southern District of New York on behalf of current and former business, systems, and technical consultants. The suit, Cruz, et. al., v. Lawson Software, Inc. et. al., alleges that we failed to pay overtime wages pursuant to the Fair Labor Standards Act (FLSA) and state law, and alleges violations of state record-keeping requirements. The suit also alleges certain violations of ERISA and unjust enrichment. Relief sought includes back wages, corresponding 401(k) plan credits, liquidated damages, penalties, interest and attorneys’ fees. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action. We successfully moved the case from the United States District Court for the Southern District of New York to the District of Minnesota. The Minnesota Federal District Court has conditionally certified the case under the FLSA as a collective action and granted our motion to dismiss the two ERISA counts and the state wage and hour claims. The Plaintiffs then moved to amend the complaint to assert Minnesota state FLSA causes of action, and that motion was granted.  Plaintiffs have now filed a motion for Rule 23 certification to treat the case as a class action, and that motion is currently pending.

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

ITEM 1A. RISK FACTORS

We documented our risk factors in Item 1A of Part I of our Annual Report on Form 10-K for our fiscal year ended May 31, 2009. There have been no material changes to our risk factors since the filing of that report.  The risk factors detailed in our Annual Report on Form 10-K could materially harm our business, operating results and financial condition and/or negatively affect our stock price. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of our common stock for the three months ended August 31, 2009:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

June 1 - 30, 2009	74,524	$5.08	74,524	$136,118,763
July 1 - 31, 2009	178,245	$5.08	178,245	$135,213,279
August 1 - 31, 2009	—	$—	—	$135,213,279
Total first quarter fiscal 2010	252,769	$5.08	252,769

(1) In November 2006, our Board of Directors approved a share repurchase of up to $100.0 million of common stock. The Board of Directors increased this maximum to $200.0 million in April 2007 and to $400.0 million on July 10, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

See Index to Exhibits on page 42 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 30, 2009

LAWSON SOFTWARE, INC.

By:	/s/ ROBERT A. SCHRIESHEIM
Robert A. Schriesheim
Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ STEFAN B. SCHULZ
Stefan B. Schulz
Senior Vice President of Finance (principal accounting officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS
10.1	Addendum to Employment Agreement, dated August 5, 2009, with Harry Debes.

10.2	Master Services Agreement, dated September 25, 2009, between Symphony Service Corp. and Lawson Software Americas, Inc.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Harry Debes.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Robert A. Schreisheim.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Harry Debes.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Robert A. Schreisheim.