Form 10-Q/A
period 2009-08-31
Lawson Software, Inc.
filed 2009-10-14
CIK 1344632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

The number of shares of the registrant’s common stock outstanding on September 28, 2009 was 161,740,218.

LAWSON SOFTWARE, INC.

Form 10-Q

Explanatory Note

This amendment to our Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2009, as originally filed with the Securities and Exchange Commission on October 8, 2009, has been filed solely to correct the number of shares of our common stock outstanding on September 28, 2009, as stated on the “Front Cover Page.” The correction excludes shares held as treasury stock which had been mistakenly included in the original filing.  No other revisions are being made to our financial statements or any other disclosure contained in our Form 10-Q as originally filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 13, 2009

LAWSON SOFTWARE, INC.

By:	/s/ ROBERT A. SCHRIESHEIM
Robert A. Schriesheim Executive Vice President and Chief Financial Officer (principal financial officer)

By:	/s/ STEFAN B. SCHULZ
Stefan B. Schulz Senior Vice President of Finance (principal accounting officer)