Form 10-Q
period 2009-11-30
Lawson Software, Inc.
filed 2010-01-08
CIK 1344632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2009

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

The number of shares of the registrant’s common stock outstanding on December 31, 2009 was 161,964,094.

LAWSON SOFTWARE, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	November 30, 2009	May 31, 2009 (1) (2)
	(unaudited)	(as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$360,463	$414,815
Restricted cash - current	9,400	9,208
Trade accounts receivable, net	120,169	152,666
Income taxes receivable	723	4,242
Deferred income taxes - current	19,085	18,909
Prepaid expenses and other current assets	51,829	52,255
Total current assets	561,669	652,095

Restricted cash - non-current	931	1,786
Property and equipment, net	54,764	55,641
Goodwill	502,572	470,274
Other intangible assets, net	83,413	91,701
Deferred income taxes - non-current	39,288	39,835
Other assets	14,120	13,149
Total assets	$1,256,757	$1,324,481

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt - current	$3,926	$4,591
Accounts payable	5,983	14,018
Accrued compensation and benefits	70,754	73,976
Income taxes payable	4,585	4,512
Deferred income taxes - current	8,019	5,652
Deferred revenue - current	181,904	279,041
Other current liabilities	40,041	56,308
Total current liabilities	315,212	438,098

Long-term debt - non-current	220,974	217,333
Deferred income taxes - non-current	17,549	16,827
Deferred revenue - non-current	11,536	13,482
Other long-term liabilities	14,648	14,781
Total liabilities	579,919	700,521

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 750,000 shares authorized; 202,231 and 201,808 shares issued, respectively; 161,939 and 161,476 shares outstanding, at November 30, 2009 and May 31, 2009, respectively	2,023	2,018
Additional paid-in capital	878,296	870,722
Treasury stock, at cost; 40,292 and 40,332 shares at November 30, 2009 and May 31, 2009, respectively	(323,836)	(324,651)
Retained earnings	49,449	40,718
Accumulated other comprehensive income	70,906	35,153
Total stockholders’ equity	676,838	623,960
Total liabilities and stockholders’ equity	$1,256,757	$1,324,481

(1) Derived from our audited Consolidated Financial Statements

(2) Adjusted to reflect adoption of the FASB guidance on accounting for convertible debt securities (Note 2)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008 (1)	2009	2008 (1)
		(as adjusted)		(as adjusted)
Revenues:
License fees	$28,371	$30,061	$54,306	$51,186
Maintenance services	85,152	90,083	170,582	179,192
Software revenues	113,523	120,144	224,888	230,378
Consulting	70,899	86,213	128,526	166,895
Total revenues	184,422	206,357	353,414	397,273

Cost of revenues:
Cost of license fees	5,407	6,648	10,334	11,980
Cost of maintenance services	16,922	17,373	32,481	34,247
Cost of software revenues	22,329	24,021	42,815	46,227
Cost of consulting	59,943	73,710	111,778	146,157
Total cost of revenues	82,272	97,731	154,593	192,384

Gross profit	102,150	108,626	198,821	204,889
Operating expenses:
Research and development	22,273	22,542	42,891	44,460
Sales and marketing	40,000	42,986	75,877	89,477
General and administrative	19,598	22,165	38,847	41,454
Restructuring (Note 3)	4,676	7,717	4,751	7,486
Amortization of acquired intangibles	1,945	2,358	3,825	4,985
Total operating expenses	88,492	97,768	166,191	187,862

Operating income	13,658	10,858	32,630	17,027

Other income (expense), net:
Interest income	245	1,987	563	5,035
Interest expense	(4,594)	(3,940)	(9,044)	(7,899)
Other income (expense), net	(62)	201	(160)	273
Total other income (expense), net	(4,411)	(1,752)	(8,641)	(2,591)

Income before income taxes	9,247	9,106	23,989	14,436
Provision for income taxes	6,493	6,079	15,258	15,100
Net income (loss)	$2,754	$3,027	$8,731	$(664)

Net income (loss) per share:
Basic	$0.02	$0.02	$0.05	$(0.00)
Diluted	$0.02	$0.02	$0.05	$(0.00)

Weighted average common shares outstanding:
Basic	161,402	162,456	161,256	165,425
Diluted	165,164	164,527	164,635	165,425

(1) Adjusted to reflect adoption of the FASB guidance on accounting for convertible debt securities (Note 2)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	November 30,
	2009	2008 (1)
		(as adjusted)
Cash flows from operating activities:
Net income (loss)	$8,731	$(664)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	20,778	19,770
Amortization of debt issuance costs	520	511
Amortization of debt discount	4,243	3,974
Deferred income taxes	4,891	2,138
Provision for doubtful accounts	467	68
Warranty provision	2,353	3,180
Net loss on disposal of assets	10	—
Excess tax benefits from stock transactions	(303)	(367)
Stock-based compensation expense	7,000	4,734
Amortization of discounts on marketable securities	—	15
Changes in operating assets and liabilities:
Trade accounts receivable	34,367	38,907
Prepaid expenses and other assets	1,727	3,093
Accounts payable	(8,346)	(11,455)
Accrued expenses and other liabilities	(29,962)	(8,080)
Income taxes payable/receivable	4,856	(5,126)
Deferred revenue	(103,477)	(108,579)
Net cash used in operating activities	(52,145)	(57,881)

Cash flows from investing activities:
Change in restricted cash	812	(9,407)
Proceeds from maturities and sales of marketable securities and investments	—	50,677
Purchases of property and equipment	(8,581)	(16,069)
Net cash (used in) provided by investing activities	(7,769)	25,201

Cash flows from financing activities:
Principal payments on long-term debt	(891)	(910)
Payments on capital lease obligations	(1,305)	(617)
Cash proceeds from exercise of stock options	1,477	1,547
Excess tax benefit from stock transactions	303	367
Cash proceeds from employee stock purchase plan	1,124	1,528
Repurchase of common stock	(1,284)	(90,966)
Net cash used in financing activities	(576)	(89,051)

Effect of exchange rate changes on cash and cash equivalents	6,138	(12,862)

Net decrease in cash and cash equivalents	(54,352)	(134,593)
Cash and cash equivalents at the beginning of the period	414,815	435,121
Cash and cash equivalents at the end of the period	$360,463	$300,528

(1) Adjusted to reflect adoption of the FASB guidance on accounting for convertible debt securities (Note 2)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

LAWSON SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business and Basis of Presentation

Lawson Software is a global provider of enterprise software, services and support; targeting customers in specific industries, including equipment service management & rental, fashion, food & beverage, healthcare, manufacturing & distribution, public sector (U.S.), and service industries as well as the horizontal market for our strategic human capital management product line. Lawson serves customers in three geographic regions: the Americas; Europe, Middle East, and Africa (EMEA); and Asia-Pacific, including Australia and New Zealand (APAC). We offer a broad range of software applications and industry-specific solutions that help our customers improve their business processes and reduce costs, resulting in better business or operational performance. Lawson solutions help automate and integrate business processes and promote collaboration among our customers and their partners, suppliers and employees. Through our consulting services, we help our customers implement, learn to use, upgrade and optimize their Lawson applications. Through our support services, we provide ongoing maintenance and assistance to our customers.

Basis of Presentation

Our Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S. (U.S. GAAP) and include the accounts of Lawson Software, Inc., our branches and our wholly-owned and majority-owned subsidiaries operating in the Americas, EMEA, and APAC. All significant intercompany accounts and transactions have been eliminated. Our subsidiaries that are not majority-owned are accounted for under the equity method. The accompanying Condensed Consolidated Financial Statements reflect all adjustments, in the opinion of management, necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items other than the out-of-period adjustments described below under Year-to-Date Fiscal 2010 Results of Operations and Year-to-Date Fiscal 2009 Results of Operations. The accompanying Condensed Consolidated Financial Statements for all fiscal year 2009 periods also include certain adjustments related to the adoption of a new accounting pronouncement that we were required to adopt retrospectively, as described in Note 2, Summary of Significant Accounting Policies - Adoption of New Accounting Pronouncements.

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in our annual financial statements and notes. The Condensed Consolidated Balance Sheet data as of May 31, 2009 was derived from our audited financial statements. The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the fiscal year ended May 31, 2009. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

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

Year-to-Date Fiscal 2010 Results of Operations

Our results for the first six months of fiscal 2010 include reductions to net income of approximately $0.8 million primarily as a result of $1.7 million of additional income tax provision recorded in the first quarter of fiscal 2010 that should have been recorded as a reduction of net income in the fourth quarter of 2009. An additional out-of-period adjustment was recorded in the first quarter of fiscal 2010 that increased pre-tax operating income by $0.9 million, related to the reversal of a services loss reserve that should have been reversed in the first quarter of fiscal 2008.  We have determined that the impact of these out-of-period adjustments recorded in the first quarter of fiscal 2010 were immaterial to our results of operations in all applicable prior interim and annual periods, to our first quarter and year-to-date results of operations of fiscal 2010, and we expect them to be immaterial to our full fiscal 2010 results as well.

Year-to-Date Fiscal 2009 Results of Operations

Our results for the six months of fiscal 2009 included reductions to net income of approximately $2.1 million primarily as a result of $1.9 million of under accruals of sales incentive compensation recorded in the first quarter of fiscal 2009 that should have been recorded as a reduction of net income in the fourth quarter of fiscal 2008. These accruals primarily related to sales incentive compensation in EMEA. The fourth quarter fiscal 2008 under accrual was primarily due to the fact that the previous accrual methodology utilized in EMEA did not sufficiently provide for (1) overachievement of sales quotas and related higher commission rates that were achieved in EMEA in fiscal 2008 when license contracting targets were greatly exceeded by various sales personnel, and (2) sales incentives payable to sales management employees. We have taken actions, such as redesigning the sales incentive accrual process and enhancing monitoring controls, to mitigate the potential for replicating this matter.  We have determined that the impact of the sales incentive compensation under accruals, as well as additional out-of-period adjustments recorded in the second quarter of fiscal 2009 that increased pre-tax operating expenses by $0.4 million, primarily related to deferred third-party costs included in costs of license fees, were immaterial to our results of operations in all applicable prior interim and annual periods.

2. Summary of Significant Accounting Policies

Except to the extent updated or described below, a detailed description of our significant accounting policies can be found in Lawson’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.  The following notes should be read in conjunction with such policies and other disclosures in our Annual Report.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods presented, as well as our disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, fair value of investments, fair value of share-based compensation, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, contingencies and litigation; among others. We base our estimates and assumptions on our historical experience and on various other information available to us at the time that these estimates and assumptions are made. We believe that these estimates and assumptions are reasonable under the circumstances and form the basis for our making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results and outcomes could differ from our estimates.

Adoption of New Accounting Pronouncements

On September 1, 2009, we adopted the Financial Accounting Standards Board (FASB) guidance on accounting standards codification and hierarchy of generally accepted accounting principles.  This guidance was issued in June 2009 and established the FASB Accounting Standards Codification (the ASC) as the source for authoritative U.S. GAAP. The ASC supersedes all existing non-SEC accounting and reporting standards under U.S. GAAP for nongovernmental entities.  It is not intended to nor does it change existing U.S. GAAP.  Any additions/revisions to U.S. GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).  Our adoption of the ASC did not have any impact on our financial position, results of operations or cash flows.

On June 1, 2009, we adopted the FASB guidance related to accounting for convertible debt instruments with conversion and other options, which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. This guidance, issued in May 2008, impacts the accounting associated with our $240.0 million senior convertible notes. See Note 9, Long-Term Debt, for additional information regarding our senior convertible notes.  Under this guidance we are required to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments that do not contain a comparable conversion feature. Furthermore, the guidance requires a retrospective adjustment for recognition of interest expense in prior periods.  Accordingly, we have made certain adjustments to the presentation of our 2009 Condensed Consolidated Financial Statements.  Upon adoption of this guidance on June 1, 2009, we began recording additional non-cash interest expense which will total approximately $8.2 million to $8.8 million annually or $2.1 million to $2.4 million per fiscal quarter in fiscal 2010 through fiscal 2012.

The adoption of the guidance on accounting for convertible debt instruments that may be settled in cash upon conversion required us to allocate the $240.0 million proceeds received from the issuance of our senior convertible notes between the applicable debt and equity components.  Accordingly, we have allocated $197.7 million of the proceeds to the debt component of our senior convertible notes and $25.2 million, net of deferred taxes of $15.8 million and debt issuance costs of $1.3 million, to the equity conversion feature.  The debt component allocation was based on the estimated fair value of similar debt instruments without a conversion feature as determined by using a discount rate of 6.77% which represents our estimated borrowing rate for such debt as of the date of our senior convertible notes issuance.  The difference between the cash proceeds associated with our senior convertible notes and the debt component was recorded as a debt discount with a corresponding offset to additional paid-in-capital, net of applicable deferred taxes and allocated debt issuance costs, representing the equity conversion feature.  The debt discount that we recorded is being amortized over five years, the expected term of our senior convertible notes (April 23, 2007 through April 15, 2012), using the effective interest method resulting in additional non-cash interest expense.  The debt issuance costs have been allocated to the respective debt component and the equity conversion feature resulting in a reclassification of $1.3 million of debt issuance costs to additional paid-in-capital.  The debt issuance costs allocated to the debt component are also being amortized to interest expense over the expected term of our senior convertible notes.  As of November 30, 2009, the remaining period over which the debt discount and debt issuance costs will be amortized is approximately 2.4 years.

The carrying amounts of our senior convertible notes included in our Condensed Consolidated Balance Sheets were as follows (in thousands):

	November 30,	May 31,
	2009	2009
		(as adjusted)
Principal balance	$240,000	$240,000
Debt discount	(21,779)	(26,022)
Senior convertible notes, net	$218,221	$213,978

We have recorded the following interest expense related to our senior convertible notes in the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
		(as adjusted)		(as adjusted)
Coupon rate of interest (2.5% - cash interest)	$1,500	$1,500	$3,000	$3,000
Debt discount amortization (non-cash interest)	2,122	1,987	4,243	3,974
Debt issuance cost amortization	260	260	520	520
Net interest expense	$3,882	$3,747	$7,763	$7,494

The following tables reflect the impact that adoption of the FASB guidance on accounting for convertible debt securities had on our Condensed Consolidated Financial Statements (in thousands, except per share amount) for the periods presented.

Condensed Consolidated Balance Sheet as of May 31, 2009:

	As Originally Reported	Convertible Debt Adjustments	As Adjusted
Deferred income taxes - non-current (asset)	$49,565	$(9,730)	$39,835
Other assets	13,903	(754)	13,149
Income taxes payable	4,513	(1)	4,512
Long-term debt - non-current	243,355	(26,022)	217,333
Additional paid in capital	845,522	25,200	870,722
Retained earnings	50,379	(9,661)	40,718

Condensed Consolidated Statement of Operations for the three months ended November 30, 2008:

	As Originally Reported	Convertible Debt Adjustments	As Adjusted
Interest expense	$2,019	$1,921	$3,940
Provision from income taxes	6,819	(740)	6,079
Net Income	4,208	(1,181)	3,027
Basic and diluted net income per share	$0.03	$(0.01)	$0.02

Condensed Consolidated Statement of Operations for the six months ended November 30, 2008:

	As Originally Reported	Convertible Debt Adjustments	As Adjusted
Interest expense	$4,057	$3,842	$7,899
Provision from income taxes	16,593	(1,493)	15,100
Net Income (loss)	1,685	(2,349)	(664)
Basic and diluted net income (loss) per share	$0.01	$(0.01)	$—

Condensed Consolidated Statement of Cash Flows for the six months ended November 30, 2008:

	As Originally Reported	Convertible Debt Adjustments	As Adjusted
Net income (loss)	$1,685	$(2,349)	$(664)
Amortization of debt issuance costs	642	(131)	511
Amortization of debt discount	—	3,974	3,974
Deferred income taxes	3,669	(1,531)	2,138
Income taxes payable/receivable	(5,163)	37	(5,126)
Net cash used in operating activities	(57,881)	—	(57,881)

Effective June 1, 2008, we adopted the FASB guidance related to fair value measurements. This guidance was issued in September 2006 and establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  In February 2008, the FASB issued additional guidance which removed certain leasing transactions from the scope of these provisions and  partially deferred the effective date of this guidance for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis (at least annually).  Our June 1, 2008 adoption date for this guidance was effective for financial assets and liabilities and nonfinancial assets and liabilities that are recognized at fair value on a recurring basis.  On June 1, 2009, we adopted the fair value guidance for our non-financial assets and liabilities that are recognized at fair value on a nonrecurring basis. Our adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows. See Note 8, Fair Value Measurements.

Effective June 1, 2009, we adopted FASB guidance related to business combinations, which significantly changed how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. This guidance was issued in December 2007 and establishes principles and requirements for the recognition and measurement of identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Some of the changes, such as the accounting for contingent consideration and exclusion of transaction costs from acquisition accounting, may introduce more volatility into earnings. Our accounting for future business combinations will change on a prospective basis beginning with any business combination for which the acquisition date is after our adoption date of June 1, 2009. In addition, any restructuring liabilities established in connection with integration of an acquired entity will have a negative impact on our future operating results as they will not be accounted for as part of the business combination purchase price but will be expensed when accrued. In relation to previous acquisitions, this guidance requires any release of existing income tax valuation allowances initially established through purchase accounting to be included in our earnings rather than as an adjustment to goodwill. This would have the effect of reducing our income tax provision in future periods when such valuation allowances are reversed.

Effective June 1, 2009, we adopted the provisions related to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies.  The guidance requires that assets and liabilities of contractual and noncontractual contingencies be recognized at fair value if the fair value can be reasonably determined during the measurement period and provides guidance on how to make that determination.  This guidance applies prospectively to business combinations for which the acquisition date is after our adoption date of June 1, 2009.  Our adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

Effective June 1, 2009, we adopted the FASB guidance related to noncontrolling interests in consolidated financial statements.  This guidance, issued in December 2007, changed the accounting and reporting for minority interests, which are to be recharacterized as noncontrolling interests and classified as a separate component of equity rather than as a liability. As of May 31, 2009 and November 30, 2009, there were no noncontrolling interests relating to any of our subsidiaries. Accordingly, our adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

Effective June 1, 2009, we adopted the FASB guidance related to interim disclosures about fair value of financial instruments. This guidance, issued in April 2009, enhances consistency in financial reporting by requiring disclosures about the fair value of financial instruments in interim reporting periods as well as in annual financial statements.  Our adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows. See, Fair Value of Financial Instruments, below for applicable disclosures.

Effective June 1, 2009, we adopted the FASB guidance relating to subsequent events. This guidance, issued in May 2009, establishes standards of accounting for and disclosures of subsequent events which occur after the balance sheet date but before our financial statements are issued or are available to be issued.  This guidance requires the disclosure of the date through which we have evaluated subsequent events as well as whether that date is the date our financial statements were issued or the date the financial statements were available to be issued. Our adoption of this guidance in the first quarter of fiscal 2010 did not have a material impact on our financial position, results of operations or cash flows. We performed the requisite evaluation of events occurring subsequent to our quarter end of November 30, 2009 through January 7, 2010, the filing date of this Quarterly Report on Form 10-Q.  See Note 16, Subsequent Event.

Recent Accounting Pronouncements

In June 2009, the FASB issued guidance which amends the consolidation guidance applicable to variable interest entities (VIE’s).  This guidance clarifies the determination of whether a company is required to consolidate a VIE, changes the approach to determining a VIE’s primary beneficiary (the reporting entity that must consolidate the VIE), requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE and requires additional disclosures about a company’s involvement in VIE’s. This guidance is effective for fiscal years beginning after November 15, 2009 (our fiscal 2011).  We are currently evaluating how this may affect our accounting for VIE’s but we do not expect it to have a material impact on our financial position, results of operations or cash flows.

Derivatives

We account for derivative instruments, consisting of foreign currency forward contracts, pursuant to the FASB guidance on accounting for derivatives instruments and hedging activities.  This guidance requires us to measure derivative instruments at fair value and record them in our balance sheet as either an asset or liability. We do not use derivative instruments for trading purposes. In fiscal 2010 and prior years, we have not designated these derivative contracts as hedge transactions and have not used hedge accounting. We manage foreign currency market risk using forward contracts to offset the risk associated with the effects of certain foreign currency exposures primarily related to non-functional currency intercompany loans and advances between our international subsidiaries as well as other balance sheet accounts, particularly accounts receivable, accounts payable and certain accrual accounts. Our foreign currency forward contracts are generally short term in nature, typically maturing within 90 days or less. We revalue all contracts to their current market value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses recorded from the revaluation of our non-functional currency balance sheet exposures. We expect this to mitigate some foreign currency transaction gains or losses in future periods. Our net realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

We record our foreign currency forward contracts on our Condensed Consolidated Balance Sheets as either prepaid expenses and other current assets or other current liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively. All gains and losses from foreign currency forward contracts have been classified as general and administrative expense in our Condensed Consolidated Statements of Operations.  See Note 8, Fair Value Measurements, for more detail.   We have recorded the following net fair values of our foreign currency forward contracts and the related net realized and unrealized gains and losses as of and for the periods indicated (in thousands):

	Net Asset		Net Liability
	Prepaid expenses and other current assets		Other current liabilities
Fair values of	November 30,	May 31,	November 30,	May 31,
derivatives not designated as hedging instruments:	2009	2009	2009	2009

Foreign currency forward contracts	$862	$—	$—	$547

	Three Months Ended		Six Months Ended
Gain (loss) recognized for	November 30,		November 30,
derivatives not designated as hedging instruments:	2009	2008	2009	2008

Foreign currency forward contracts	$1,601	$11,456	$5,866	$14,229

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash equivalents, marketable securities, trade accounts receivable and accounts payable and foreign currency forward contracts for which the current carrying amounts approximate fair values, primarily due to their short periods to maturity. Our long-term debt is carried at its face value, net of applicable debt discount recorded upon adoption of the FASB guidance on accounting for convertible debt securities, as discussed above. The estimated fair value of our 2.5% senior convertible notes, including current maturities, was $232.5 million as of November 30, 2009, based on quoted market prices. The remainder of our long-term debt has fair values that are not materially different from their aggregate carrying values of $6.7 million.

Sales Returns and Allowances

We do not generally provide a contractual right of return. However, in the course of arriving at practical business solutions to various warranty and other claims, we have allowed sales returns and allowances. We record a provision against revenue for estimated sales returns and allowances on license and consulting revenues in the same period the related revenues are recorded or when current information indicates additional allowances are required (we refer to these provisions and allowances as a warranty reserve).  These estimates are based on historical experience determined by analysis of return activities, specifically identified customers and other known factors. If the historical data we utilize does not reflect expected future performance, a change in the allowances would be recorded in the period such determination is made, affecting future results of operations.

Following is a roll forward of our product warranty reserve (in thousands):

Balance, May 31, 2009	$7,905
Provision	2,353
Write-offs	(1,889)
Curreny translation effect	113
Balance, November 30, 2009	$8,482

3. Restructuring

The following table sets forth the reserve activity for the six months ended November 30, 2009 related to each of our restructuring plans and the remaining reserve balances (in thousands):

			Fiscal 2009			Fiscal 2006
	Total	Fiscal 2010	Q4	Q2	Fiscal 2007	Intentia	Legacy Lawson

Balance, May 31, 2009	$15,781	$—	$8,651	$3,346	$782	$1,475	$1,527
Provision	4,568	4,568	—	—	—	—	—
Cash Payments	(8,090)	(1,094)	(4,345)	(1,816)	(448)	(162)	(225)
Adjustments	183	—	404	(87)	(134)	—	—
Adjustments to provision-Goodwill	(352)	—	—	—	—	(352)	—
Currency translation effect	1,189	—	874	178	22	115	—
Balance, November 30, 2009	$13,279	$3,474	$5,584	$1,621	$222	$1,076	$1,302

The reserve balances for severance and related benefits are included in accrued compensation and benefits and the reserve balances related to exited leased facilities are included in other current and long-term liabilities in our Condensed Consolidated Balance Sheets as of November 30, 2009.

Fiscal 2010 Restructuring

On September 30, 2009, we approved a plan to further restructure our workforce.  Under this plan, we anticipate reducing our workforce by approximately 65 employees, or 2.0% of our global workforce.  The majority of the reductions occurred within our consulting practice in our EMEA region.  These actions were undertaken as a further refinement of our new vertical organization, including a resizing of our services business to leverage our partner channel, and in light of current demand for our consulting and implementation services in EMEA. The majority of the actions related to this plan were completed by the end of the second quarter of fiscal 2010.  The restructuring action resulted in pre-tax charges of $4.6 million for severance pay and related benefits which we recorded in our second quarter of fiscal 2010.  Substantially all of this amount will result in future cash expenditures.  During the second quarter of fiscal 2010 we made cash payments of approximately $1.1 million for severance pay and related benefits.  As of November 30, 2009, the accrual balance was approximately $3.5 million.  We expect that the majority of the severance and related benefits will be paid within the next 12 months.  Annualized cost and expense savings from these actions are estimated to be approximately $6.0 million.

Fiscal 2009 Restructuring

Fiscal 2009 Q2.  On November 18, 2008, we announced the implementation of cost reduction measures in light of the uncertainty in global economic conditions and in light of other operating margin improvement initiatives. These cost reduction initiatives included a restructuring plan which called for the reduction of approximately 200 employees throughout our global workforce and the closing of two leased facilities. This reduction represented approximately 5% of our global workforce and affected all functional areas of our operations.  We recorded the majority of the restructuring expenses with a pre-tax charge of approximately $7.9 million in the second quarter of fiscal 2009, including $6.1 million for severance and related benefits and $1.8 million for the exit of one leased facility.  We took additional actions under the plan during the third quarter of fiscal 2009, including the reduction of 84 employees, primarily in our services organization, representing approximately 2% of our global workforce. We exited one additional leased facility under the plan during the third quarter. These actions resulted in an additional pre-tax charge of approximately $3.4 million recorded in the third quarter of fiscal 2009 including $2.8 million for severance and related benefits and $0.6 million for lease termination fees incurred for the exit of the additional leased facility.  We do not anticipate taking any significant additional charges related to this plan in future periods. Actions relating to severance were substantially completed by February 28, 2009, with related cash payments expected to continue through December 2009. Payments related to the exited facilities are expected to continue through November 2011.

Fiscal 2009 Q4.  On May 18, 2009, we initiated a plan to restructure our workforce. At that time we began to prepare for a realignment of our organizational structure to provide greater focus on our targeted vertical markets. The restructuring involved the reduction of certain resources outside our targeted markets while further investing in resources that will support these markets, elimination of certain positions due to operational efficiencies and lowering costs overall in light of the continued weakness in global business conditions. Under this plan, we will reduce our workforce by approximately 150 employees, or 4% of our global workforce, and consolidate space in certain of our leased facilities related to our international operations. Notification to employees affected by the plan began on May 18, 2009 and personnel departures are expected to be completed by the end of our third quarter of fiscal 2010. The plan resulted in pre-tax charges of approximately $5.3 million for severance and related benefits and the consolidation of leased facilities resulted in pre-tax charges of approximately $3.8 million which we recorded in the fourth quarter of fiscal 2009.  We expect the majority of the severance and related benefits to be paid within the next six months while the leased facilities costs will be paid through December 2011.

In relation to all fiscal 2009 restructuring actions, we made cash payments of $4.1 million relating to severance and related benefits and $2.1 million related to the exited facilities during the first six months of fiscal 2010.  In addition, we recorded net adjustments to the accruals of approximately $0.3 million including additional expenses accrued related to exited leased facilities net of a change to accrued severance and related benefits due to a reduction in the number of affected employees. As of November 30, 2009, we had an accrual of $7.2 million; $2.8 million for severance and related benefits and $4.4 million for the estimated fair value of our liability for the exited facilities.  As of May 31, 2009, the accrual totaled $12.0 million: $6.5 million for severance and related benefits and $5.5 million for the exited facilities.

Fiscal 2007 Restructuring

On February 28, 2007, we completed a roadmap to improve our productivity by enhancing global sourcing capabilities and resources. This roadmap called for the rebalancing of our resources between various locations primarily in the U.S., Europe and our global support center in the Philippines and resulted in the reduction of approximately 250 employees primarily in our U.S. and European operations over the course of fiscal 2008 and the first quarter of fiscal 2009. This reduction included employees working in all areas of the Company, but predominantly in consulting and research and development. In conjunction with this roadmap we recorded a charge of $11.9 million. As of May 31, 2009 we had an accrual of $0.8 million for severance and related benefits. In the first six months of fiscal 2010 we paid severance and related benefits of $0.4 million and we recorded $0.1 million in adjustments to reduce the accrual. The ending accrual balance at November 30, 2009 was approximately $0.2 million. Actions relating to severance were completed in the first quarter of fiscal 2009; however, we expect related cash payments to continue through February 2010.

Fiscal 2006 Restructuring

On April 26, 2006, in conjunction with the business combination with Intentia International AB (Intentia), we approved a plan designed to eliminate employee redundancies in both Intentia and Legacy Lawson.

Fiscal 2006 Legacy Lawson.  The plan for legacy Lawson included the reduction of approximately 60 employees in the U.S. and U.K. and the exit of or reduction in space for leases in certain facilities. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and consulting. As of May 31, 2009, we had an accrual of $1.5 million for the exit or reduction of leased facilities. In the first six months of fiscal 2010 we made cash payments of $0.2 million related to exited facilities. The remaining accrual balance at November 30, 2009 was $1.3 million for the exit or reduction of leased facilities. Actions relating to severance were completed in the first quarter of fiscal 2008. We expect cash payments related to exited facilities to continue through July 2011.

Fiscal 2006 Intentia.  The plan for Intentia included the reduction of approximately 125 employees in the EMEA and APAC regions and the exit of or reduction in leased space. The reduction of employees included employees who worked in all functional areas of the Company. As of May 31, 2009, we had an accrual of $1.5 million for the exit or reduction of leased facilities. We made cash payments of $0.2 million related to exited facilities in the first six months of fiscal 2010.  During the second quarter of fiscal 2010, we also made adjustments to lease exit costs of approximately $0.4 million for changes in estimates relating to the original lease restructuring plan.  These adjustments were recorded against goodwill.  The remaining accrual as of November 30, 2009 was $1.1 million related to the accrual for the exit or reduction of leased space. Actions relating to severance were completed in the third quarter of fiscal 2008. We expect cash payments related to exited facilities or reduced space to continue through June 2012.

As a result of our restructuring plans and the realignment of our workforce, we have experienced cost savings from the lower facility expenses and reduced headcount and expect these savings to continue.

4. Share-Based Compensation

We account for share-based compensation in accordance with the FASB guidance on share based payments.  This guidance requires us to estimate the fair value of our share-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model which requires the input of significant assumptions including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the applicable risk-free interest rate. The value of the portion of awards that are ultimately expected to vest is recognized as expense over the requisite vesting periods in our Consolidated Statements of Operations.

The fair value of restricted stock and restricted stock unit awards (together restricted stock awards) is estimated based on the grant date market value of our common stock.  For service-based restricted stock awards, compensation expense is recognized on a straight-line basis over the related service period.  For performance-based restricted stock awards vesting based on obtaining certain performance targets (currently based on our non-GAAP operating margin percentage), compensation expense is recognized over the related service period based on management’s assessment of the probability of meeting such targets.  In general, we begin to recognize applicable compensation expense when we believe it is probable that the related performance targets will be met and no compensation expense is recorded, and any previously recognized expense reversed, when achievement of the performance target is not assessed as probable.  We assess the likelihood or probability of achieving the performance target for these awards at the end of each quarterly reporting period. These performance-based awards are cancelled and forfeited if the applicable performance targets are not met.

Compensation expense related to our Employee Stock Purchase Plan (ESPP) is estimated as the 15% discount employees receive relative to the market value of our common stock at the end of the ESPP’s quarterly offering periods and is recognized in the applicable fiscal quarter.

The following table presents share-based compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008

Cost of revenues	$1,236	$229	$1,800	$292
Research and development	52	164	182	298
Sales and marketing	2,029	544	2,850	1,000
General and administrative	1,116	1,980	2,168	3,144
Stock-based compensation expense, before income tax	4,433	2,917	7,000	4,734
Income tax benefit	(1,707)	(1,123)	(2,695)	(1,822)
Stock-based compensation expense, net of tax	$2,726	$1,794	$4,305	$2,912

As of November 30, 2009, we had the following unrecognized share-based compensation which we expect to recognize over the weighted average periods indicated (in thousands):

	Outstanding Stock Options	Restricted Stock Awards
Unrecognized compensation expense	$12,998	$22,950
Recognition period	1.4 years	1.7 years

5. Trade Accounts Receivable

The components of our trade accounts receivable were as follows (in thousands):

	November 30,	May 31,
	2009	2009
Trade accounts receivable	$109,189	$141,436
Unbilled accounts receivable	14,509	14,752
Less: allowance for doubtful accounts	(3,529)	(3,522)
Trade accounts receivable, net	$120,169	$152,666

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to our customers because the amounts were earned but not contractually billable as of the balance sheet date.

6. Goodwill and Intangible Assets

The change in the carrying amount of our goodwill by operating segment for the six months ended November 30, 2009 was as follows (in thousands):

	S3 Strategic Industries	M3 Strategic Industries	General Industries	Consolidated Total
Balance, May 31, 2009 (1)	$201,885	$85,505	$182,884	$470,274
Goodwill adjustments recorded during the period	(151)	(64)	(137)	(352)
Currency translation effect	14,017	5,936	12,697	32,650
Balance, November 30, 2009	$215,751	$91,377	$195,444	$502,572

(1)          Reflects the reporting segment structure effective beginning in the first quarter of fiscal 2010; June 1, 2009.  In fiscal 2009 and prior years we operated as one reportable segment. See Note 14, Segment and Geographic Information.

The $0.4 million adjustments to goodwill recorded in the second quarter of fiscal 2010 were related to adjustments to our fiscal 2006 lease restructuring plan. See Note 3, Restructuring, for more detail.

In accordance with the FASB guidance related to goodwill and other intangible assets, we are required to assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred.

Testing for goodwill impairment is a two step process. The first step screens for potential impairment and if there is an indication of possible impairment the second step must be completed to measure the amount of impairment loss, if any. The first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with the carrying value of its net assets. In fiscal 2009 and prior years, we had only one reporting unit and therefore we compared our Company’s fair value to the carrying value of our consolidated net assets to complete the first step of this test. If the fair value of the reporting unit had been less than the carrying value of the reporting unit, the second step of the goodwill impairment test would have been performed to measure the amount of impairment loss we would be required to record, if any. The second step, if required, would compare the implied fair value of Lawson’s goodwill with the current carrying amount of our goodwill. If the implied fair value of our goodwill is less than the carrying value, an impairment charge would be recorded as a charge to our operations.

The results of our most recent annual assessment performed at the end of fiscal 2009 did not indicate any impairment of our goodwill. During fiscal 2009 and prior years, we operated our business as one reportable segment and, under applicable accounting guidelines, as one reporting unit.  Accordingly, our goodwill impairment assessment was conducted on a consolidated basis.  During the first quarter of fiscal 2010, with our strategic reorganization and workforce realignment, we determined that we now operate under three reportable segments: S3 Strategic Industries, M3 Strategic Industries and General Industries. See Note 14, Segment and Geographic Information, for additional information regarding our reportable segments.  For purposes of our goodwill impairment testing, we have determined that we have four reporting units: S3 Strategic Industries group, M3 Strategic Industries group, the services industries component of our General Industries group and the manufacturing & distribution component of our General Industries group. Upon this change from one reporting unit to four reporting units, effective June 1, 2009, we were required to allocate our goodwill to each reporting unit based upon their relative fair values and we were required to perform a step one goodwill impairment test.

For purposes of allocating our recorded goodwill to our new reporting units, we estimated their fair values using a combination of an income approach (discounted cash flow method) and a market approach (market comparable method).  Based on the results of the first step of our impairment test, the fair value exceeded the carrying value of the net assets for all of our reporting units.  The calculated fair values of our reporting units exceeded their carrying values by amounts between approximately $27.0 million and $247.0 million, or 52.0% to 158.0% of the reporting unit carrying values, as of June 1, 2009.  Accordingly, there was no impairment of our goodwill.

Intangible assets subject to amortization were as follows (in thousands):

	November 30, 2009			May 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Estimated
	Amounts	Amortization	Net	Amounts	Amortization	Net	useful lives
Maintenance contracts	$22,940	$18,537	$4,403	$22,940	$17,511	$5,429	Term
Technology	96,804	50,946	45,858	96,643	45,596	51,047	3-10 years
Client lists	10,363	8,489	1,874	10,323	7,907	2,416	4-10 years
Customer relationships	57,051	25,916	31,135	53,917	21,308	32,609	12 years
Trademarks	5,634	5,634	—	5,263	5,263	—	2 years
Order backlog	6,176	6,176	—	5,728	5,728	—	1 year
Non-compete agreements	3,859	3,716	143	3,568	3,368	200	5 years
	$202,827	$119,414	$83,413	$198,382	$106,681	$91,701

We amortize our intangible assets using underlying cash flow projections and accelerated and straight-line methods which approximate the proportion of future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset. For the comparable three months ended November 30, 2009 and 2008, amortization expense for intangible assets was $5.0 million and $5.7 million, respectively. Amortization expense for intangible assets was $9.9 million and $11.7 million for the comparable six months ended November 30, 2009 and 2008, respectively.  Net intangible assets increased from May 31, 2009 by approximately $1.9 million due to the effect of currency translation. Amortization expense is reported as a component of cost of revenues and as amortization of acquired intangibles in our Consolidated Statements of Operations.

We review our intangible assets for potential impairment whenever events or changes in circumstances indicate that their remaining carrying value may not be recoverable pursuant to the FASB guidance on accounting for the impairment or disposal of long-lived assets.  Due to the change in our reporting structure in the first quarter of fiscal 2010, we have reassessed the recoverability of our intangible assets’ carrying values and determined that there was no impairment to be recognized as of June 1, 2009 or November 30, 2009.

The estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

2010 (remaining 6 months)	$9,767
2011	17,220
2012	13,906
2013	11,884
2014	9,020
Thereafter	21,616
$83,413

7. Deferred Revenue

The components of deferred revenue were as follows (in thousands):

	November 30,	May 31,
	2009	2009
License fees	$45,933	$55,667
Maintenance services	132,330	224,115
Consulting	15,177	12,741
Total deferred revenue	193,440	292,523
Less current portion	(181,904)	(279,041)
Deferred revenue - non-current	$11,536	$13,482

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our renewal dates occur in the third and fourth quarters of our fiscal year with revenues being recognized ratably over the applicable service periods. In addition, the decrease in the November 30, 2009 balance as compared to May 31, 2009 was related to the recognition of certain deferred license fees revenues in the first half of fiscal 2010 primarily relating to contracts entered into in the fourth quarter of fiscal 2009 under our targeted sales campaign offered to our existing S3 customer base.

8. Fair Value Measurements

As previously discussed, effective June 1, 2008, we adopted the FASB guidance for financial assets and liabilities and nonfinancial assets and liabilities that are recognized at fair value on a recurring basis and, under the deferral provisions, we adopted this guidance for non-financial asset and liabilities that are recognized at fair value on a nonrecurring basis effective June 1, 2009.  This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as an “exit price” which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or liability. The above mentioned guidance also requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions and inputs, the guidance establishes a fair value hierarchy which identifies and prioritizes three levels of inputs to be used in measuring fair value.

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

We measure certain financial assets and liabilities at fair value including our cash equivalents and foreign currency forward contracts. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis as of November 30, 2009 (in thousands):

	Fair Value Measurements Using Inputs Considered as			Fair Value at
	Level 1	Level 2	Level 3	November 30, 2009
Assets
Cash equivalents	$100,662	$144,966	$—	$245,628
Foreign currency forward contracts	—	1,018	—	1,018
Total	$100,662	$145,984	$—	$246,646

Liabilities
Foreign currency forward contracts	$—	$156	$—	$156
Total	$—	$156	$—	$156

Cash equivalents, primarily funds held in U.S. treasuries and money market instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets. Our investments in treasuries are valued using quoted market prices and are included in Level 1 inputs. Our money market instruments are valued primarily using observable inputs other than quoted market prices and are included in Level 2 inputs.

Foreign currency forward contracts are valued based on observable market spot and forward rates as of our reporting date and are included in Level 2 inputs in the above table. We use these derivative instruments to mitigate non-functional currency transaction exposure. All contracts are recorded at fair value and marked-to-market values at the end of each reporting period and realized and unrealized gains and losses are included in general and administrative expenses in our Condensed Consolidated Statements of Operations. The $0.9 million net asset related to the fair value of our foreign currency forward contracts was included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

In addition to the financial assets and liabilities included in the above table, certain of our nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable U.S. GAAP.  This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized.  As of November 30, 2009 we had not recorded any impairment related to such assets and we had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

We did not elect to apply the FASB guidance related to the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of November 30, 2009 our material financial assets and liabilities not carried at fair value include our trade accounts receivable and accounts payable which are reported at their current carrying values which we believe approximate their fair values.

9. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	November 30,	May 31,
	2009	2009
		(as adjusted)
Senior convertible notes, interest at 2.5%	$240,000	$240,000
Debt discount	(21,779)	(26,022)
Car loans, interest at average rate of 4.7%	3,980	4,384
Capital lease obligations, interest at 7.9%	2,699	3,562
Total long-term debt	224,900	221,924
Less current maturities	(3,926)	(4,591)
Total long-term debt - non-current	$220,974	$217,333

In April 2007, we issued $240.0 million in aggregate principal amount of 2.5% senior convertible notes with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012. The notes bear interest at a rate of 2.5% per annum, which is payable semi-annually in arrears, on April 15 and October 15 of each year, beginning October 15, 2007. The notes do not contain any restrictive financial covenants.  The notes are convertible, at the holders’ option, into cash and, if applicable, shares of our common stock based on an initial conversion rate of 83.2293 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $12.02 per share (which reflects a 35.0% conversion premium based on the closing sale price of $8.90 per share of Lawson common stock as reported by NASDAQ on April 17, 2007).  In connection with the issuance of the notes, we entered into a registration rights agreement with the initial purchasers of the notes. On August 16, 2007, we filed the shelf registration statement, which became effective on that date. On October 19, 2009, all securities that remained unsold under the registration statement were deregistered as our contractual obligation to maintain the shelf registration has terminated.  See Note 7, Long-Term Debt and Credit Facilities, in Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for our fiscal year ended May 31, 2009 and Note 2, Summary of Significant Accounting Policies - Adoption of New Accounting Pronouncements, above for additional information regarding our accounting for these notes.

We had certain business relationships with Lehman Brothers OTC Derivatives Inc. (Lehman OTC), including a convertible note hedge transaction and a warrant transaction both entered into as part of the issuance of our senior convertible notes and an accelerated share repurchase transaction, see Note 15, Repurchase of Common Shares.  The bankruptcy filing of Lehman Brothers Holdings Inc. (Lehman Holdings) on September 15, 2008, as guarantor under the convertible note hedge transaction, and the bankruptcy filing by Lehman OTC on October 3, 2008, were events of default under the hedge transaction and warrant agreements. As a result of these defaults, we exercised our rights to terminate both the convertible note hedge transaction and the warrant transaction on October 10, 2008.  Accordingly, for financial reporting purposes, we recorded the estimated fair value of the related hedge transaction asset and the warrant liability during the second quarter of fiscal 2009, resulting in a decrease in our stockholders’ equity equal to the net amount of the recorded asset and liability. As of November 30, 2009, our claim against Lehman Holdings and Lehman OTC and Lehman Holdings’ and Lehman OTC’s claim against us had not been resolved.

On June 4, 2009, counsel for Lehman Holdings and Lehman OTC demanded payment from us of the termination-date fair value of the warrant, asserted that in the contracts we have waived the right to setoff against the amounts owed to us under the hedge transaction and claimed we violated the bankruptcy stay in asserting setoff rights. We have refused payment and contend that the U.S. Bankruptcy Code gives us legal rights of offset in this dispute. As of the date of this filing we are in discussions with representatives of Lehman OTC regarding the resolution of the offset issue as well as other issues surrounding the hedge transaction asset and the warrant liability including their proper valuation. We continue to closely monitor the Lehman Holdings bankruptcy situation, the liquidation of Lehman Brothers Inc. (LBI), as well as the Lehman OTC bankruptcy and our legal rights under our contractual relationships with Lehman OTC and LBI.

The terms of the senior convertible notes and the rights of note holders are not affected by the status of Lehman Holdings or Lehman OTC or by the termination of the convertible note hedge or warrant transactions.  We currently believe that the Lehman Holdings bankruptcy, and its potential impact on subsidiaries of Lehman Holdings, the liquidation of LBI, and the bankruptcy of Lehman OTC, will not have a material adverse effect on our financial position, results of operations or cash flows.

We have an uncommitted credit facility that consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $4.3 million (30.0 million Swedish Krona). The facility is collateralized by a corporate letter of guarantee by Lawson Software, Inc. As of November 30, 2009, an insignificant amount was outstanding under the guarantee line and approximately $4.3 million was potentially available under the guarantee line.

10. Income Taxes

Our quarterly tax expense is measured using an estimated annual effective tax rate for the period.  For the six months ended November 30, 2009, our estimated annual global effective tax rate was 50.4% after considering those entities for which no tax benefit from operating losses is expected to occur during the year as a result of such entities requiring a full valuation allowance against current year losses.  We estimate our annual effective tax rate on a quarterly basis and make any necessary changes to adjust the rate for the applicable year-to-date period based upon the annual estimate. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income, changes in the jurisdictional mix of the forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities or impacts from enacted tax law changes.  We identify items which are unusual and non-recurring in nature and treat these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

Our income tax expense and overall effective tax rates were as follows for the periods indicated (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
Income tax expense	$6,493	$6,079	$15,258	$15,100
Effective tax rate	70.2%	66.8%	63.6%	104.6%

The rate for the current quarter was unfavorably impacted by 17.8 percentage points for unbenefitted foreign losses and changes in the jurisdictional mix of the forecasted annual operating income.  In addition, the rate for the current quarter was unfavorably impacted by 3.9 percentage points as a result of income tax return to income tax provision true-ups.

As of November 30, 2009, we have recorded a liability of approximately $8.1 million for unrecognized tax benefits related to uncertain tax positions, all of which would affect earnings and the effective tax rate, if recognized.  We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of our income tax expense.  During the three and six months ended November 30, 2009 we recognized approximately $0.1 million and $0.2 million of interest and had $0.9 million accrued for the payment of interest as of November 30, 2009.  Interest recognized for the three and six months ended November 30, 2008 was $0.2 million and $0.3 million, respectively.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years ending before May 31, 2005.  Currently, we are under audit in various domestic and foreign jurisdictions.  While we believe we have adequately provided for all tax positions under examination, amounts asserted by taxing authorities could be greater or less than the accrued provision.  We do not anticipate that adjustments, if any, would result in a material change to our financial position or results of operations nor do we expect the amount of unrecognized tax benefits or cash payments related to these obligations to significantly change over the next 12 months.

11. Per Share Data

We compute net income or loss per share in accordance with the FASB guidance on earnings per share. Under this guidance, basic net income or loss per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the applicable period. Diluted net income or loss per share is computed by dividing net income or loss by the sum of the weighted average number of common shares outstanding plus the weighted average of dilutive shares outstanding during the period. In addition, in periods of net loss, all potentially dilutive common shares are excluded from our computation of diluted weighted average shares outstanding, as their inclusion would have an anti-dilutive effect on net loss per share. We use the treasury stock method to calculate the weighted average dilutive shares related to “in-the-money” stock options and warrants, unvested restricted stock awards and shares issuable under our employee stock purchase plan. The dilutive effect of our senior convertible notes is calculated based on the average market price of our common stock during the applicable period and the senior convertible notes’ conversion price. The senior convertible notes are excluded from our computation of diluted earnings per share when the per share conversion price is greater than the average market price of our common stock during the applicable periods.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
		(as adjusted)		(as adjusted)
Basic net income (loss) per share computation:
Net income (loss)	$2,754	$3,027	$8,731	$(664)
Weighted average common shares - basic	161,402	162,456	161,256	165,425
Basic net income (loss) per share	$0.02	$0.02	$0.05	$(0.00)

Diluted net income per share computation:

Net income (loss)	$2,754	$3,027	$8,731	$(664)
Diluted weighted average shares calculation:
Weighted average common shares	161,402	162,456	161,256	165,425
Net dilutive effect of:
Stock options	2,191	1,555	1,951	—
Restricted stock awards	1,555	481	1,412	—
ESPP shares	16	35	16	—
Weighted average common shares - diluted	165,164	164,527	164,635	165,425
Diluted net income (loss) per share	$0.02	$0.02	$0.05	$(0.00)

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

The following table sets forth potentially dilutive weighted average shares which were excluded from our computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
Stock options	7,316	9,181	6,768	13,255
Warrants	—	9,100	—	14,537
Restricted stock units	15	41	130	1,468
Total potentially dilutive shares	7,331	18,322	6,898	29,260

12. Comprehensive Income (Loss)

The following table summarizes the components of other comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008
		(as adjusted)		(as adjusted)
Net income (loss)	$2,754	$3,027	$8,731	$(664)
Unrealized (loss) gain on investments (1)	—	3	(1)	8
Pension unrealized gain	312	—	281	—
Foreign currency translation adjustment	19,462	(75,813)	35,473	(102,355)
Other comprehensive income (loss)	19,774	(75,810)	35,753	(102,347)
Comprehensive income (loss)	$22,528	$(72,783)	$44,484	$(103,011)

(1)           The unrealized gain (loss) on investments in the above table are net of tax benefits of less than $(1) and $(2) for the comparable three months and $(1) and $(5) for the comparable six months ended November 30, 2009 and 2008, respectively.

Total accumulated other comprehensive income and its components for the periods presented were as follows (in thousands):

	November 30,	May 31,
	2009	2009
Foreign currency translation adjustment	$67,697	$32,224
Pension unrealized actuarial gain	3,215	2,934
Unrealized loss on investments	(6)	(5)
Accumulated other comprehensive income	$70,906	$35,153

13. Commitments and Contingencies

Legal

On May 19, 2009, ePlus, Inc. filed a lawsuit in the United States District Court for the Eastern District of Virginia against Lawson Software, Inc., Perfect Commerce, Inc., SciQuest, Inc. and Verian Technologies, Inc.  The other three defendants subsequently entered into separate confidential settlements and the court dismissed their parts of the lawsuit. The May 2009 complaint alleges that Lawson’s supply chain products infringe three U.S. patents owned by ePlus.  In that complaint, ePlus seeks damages in an undisclosed amount, enhancement of those damages, an attorney’s fee award and an injunction against further infringement.  As part of the subsequent discovery process, ePlus has made unquantified damages allegations for royalties on some or all of our aggregate license, maintenance and services revenues in the United States since October 2003 for our purchase order, inventory control and requisition products.  We are contesting the infringement claims as well as the time frame and scope of products and services associated with ePlus’ damages allegations.  The court has required that ePlus submit its damages expert reports in February 2010.  When ePlus submits its damages expert report, we expect that report to include the dollar amount of damages claimed by ePlus and the royalty percentage and revenue base on which ePlus calculates the alleged damages royalty.  We are vigorously defending this case because we believe we have meritorious defenses, including non-infringement and patent invalidity.  This case is currently scheduled to go to trial in June 2010.  If we are not successful in obtaining summary judgment or other resolution before or at trial, at the conclusion of the trial the jury will decide whether or not ePlus has proved that Lawson has infringed, and whether or not Lawson has proved that the patents are invalid.  If the jury finds that Lawson failed to prove invalidity of the patents, and if the jury finds that ePlus has proved infringement, then the jury will determine the amount of damages payable by Lawson.  Given the inherent unpredictability of litigation and jury trials, we cannot at this time estimate the possible outcome of this lawsuit. Because patent litigation is time consuming and costly to defend, we will continue to incur significant costs defending this case. In addition, in the event of an unfavorable outcome in this matter, it could have a material adverse effect on our future results of operations or cash flows.

On May 20, 2008, a putative class action lawsuit was filed against us in the United States District Court for the Southern District of New York on behalf of current and former business, systems, and technical consultants. The suit, Cruz, et. al., v. Lawson Software, Inc. et. al., alleges that we failed to pay overtime wages pursuant to the Fair Labor Standards Act (FLSA) and state law, and alleges violations of state record-keeping requirements. The suit also alleges certain violations of ERISA and unjust enrichment. Relief sought includes back wages, corresponding 401(k) plan credits, liquidated damages, penalties, interest and attorneys’ fees. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action. We successfully moved the case from the United States District Court for the Southern District of New York to the District of Minnesota. The Minnesota Federal District Court has conditionally certified the case under the FLSA as a collective action and granted our motion to dismiss the two ERISA counts and the state wage and hour claims, but the state wage and hour claims were later re-instated in another motion.  Plaintiffs moved to treat the case as a class action for their Minnesota state law claims, and that motion was denied on January 5, 2010.

We accumulated information regarding Intentia customer claims and disputes that arose before our acquisition of Intentia in April 2006.  The original charge to establish the reserve for these claims and disputes recorded in fiscal 2006; and the subsequent adjustment in fiscal 2007, were recorded to goodwill as part of the purchase accounting related to our acquisition of Intentia.  Adjustments to the reserve recorded in fiscal 2008 and 2009 were reflected in general and administrative expenses in our Consolidated Statements of Operations in the applicable periods as the reductions occurred outside the period in which adjustments to purchase accounting was allowed.  In the first and second quarters of fiscal 2009, certain of these claims and disputes settled at amounts lower than anticipated and our estimated reserve requirements were reduced by $1.8 million and $0.4 million, respectively. In the second quarter of fiscal 2010, we recorded an adjustment to the reserve in the amount of $0.7 million.  The applicable reserve is recorded at present value and is expected to be consumed through a combination of cash payments, accounts receivable write-offs and free services over the next 12 to 15 months.  As of November 30, 2009 and May 31, 2009, we had reserves recorded of approximately $1.3 million and $1.9 million, respectively, related to these Intentia disputes that arose before the acquisition. We expense our defense costs during the period when incurred. If the aggregate settlement costs or judgments exceed the fair value estimate established as part of the purchase price adjustment, the excess costs would be expensed in the period when incurred.

On September 29, 2008, we received a settlement offer from our insurance carrier related to certain of these pre-merger litigation claims.  We accepted this offer of €1.2 million, approximately $1.6 million, and we recorded the settlement within our results of operations for the second quarter of fiscal 2009, when the funds were received.

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

Indemnification Guarantee Agreements and Employment Agreements

In the normal course of business, we license our software products to customers under end-user license agreements and to certain resellers or other business partners under business partner agreements.  We also enter into services agreements with customers for the implementation of our software. We may subcontract these services to our business partners.  These agreements generally include certain provisions for indemnifying our customer or business partner against losses, expenses and liabilities from damages that may be awarded against them if our software, or the third-party-owned software we resell, is found to infringe a patent, copyright, trademark or other proprietary right of a third-party.  We have also entered into various employment agreements with certain executives and other employees which provide for severance payments subject to certain conditions and events.  We believe our exposure under these various indemnification and employment agreements is minimal and accordingly, we have not accrued any liabilities related to these agreements as of November 30, 2009.

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

14. Segment and Geographic Information

We are a global provider of enterprise software, services and support.  We target customers in specific industries as well as the horizontal market for our strategic human capital management product line. We serve customers in the Americas, EMEA and APAC geographic regions.  We determine our reportable operating segments in accordance with the provisions in the FASB guidance on segment reporting, which establishes standards for, and requires disclosure of, certain financial information related to our operating segments and geographic regions.  Factors used to identify our reportable operating segment(s) include the financial information regularly utilized for evaluation by our chief operating decision-maker (CODM) in making decisions about how to allocate resources and in assessing our performance.  We have determined that our CODM, as defined by this guidance is our Chief Executive Officer.

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

In fiscal 2009 and prior years, the operations that supported our S3 products and M3 products were under one common leadership organization and the financial information utilized to evaluate our business operations for fiscal 2009 and prior years were combined for all vertical markets for our product sales, consulting services and maintenance and customer support. Following our fiscal 2010 strategic realignment, we are now operationally aligned by industry vertical and our management structure and financial reporting of our operations follow this vertical structure.  Based on our new organizational structure and related internal financial reporting structure, we have determined that we now have three reportable segments relating to our three industries groups: S3 Strategic Industries, M3 Strategic Industries and General Industries.  The S3 Strategic Industries and M3 Strategic Industries groups generally align with our Lawson S3 Enterprise Management System and Lawson M3 Enterprise Management System product lines, respectively.  Our S3 Strategic Industries and M3 Strategic Industries groups include key vertical industry markets for each of our S3 and M3 product lines, respectively, and related services and support, which we believe offer the greatest growth potential for Lawson.  The S3 Strategic Industries group targets customers in the healthcare and public sector industries. The M3 Strategic Industries group targets customers in the equipment service management & rental, food & beverage and fashion industries.  Our General Industries group includes our services industries customers (S3) and manufacturing & distribution industries customers (M3) which are in industries not included in our other two Industries Groups.

Within our organization, multiple sets of information are available that reflect various views of our operations including vertical, geographic and/or functional information.  However, the main financial information provided to and used by our CEO to assist in making operational decisions, allocating resources and assessing our performance reflects revenues, controllable costs and controllable margin by segment (which are our industries groups; S3 Strategic Industries, M3 Strategic Industries and General Industries).  Segment controllable costs include costs of applicable license fees and other direct costs: costs of resources dedicated to each industries group, direct general and administrative expenses and allocations related to our professional services organization.  The resulting segment controllable margin is the financial measure by which each segment and management’s performance is measured.  Segment controllable margin does not include an allocation of non-dedicated resources that support our entire organization or other corporate shared-services.  These unallocated expenses relate to our functional areas or competency centers: global sales operations, customer support, nearly all marketing, nearly all development and product management, and general and administrative functions: executive management, finance, human resources, legal, facilities and information technology services.  Certain other costs are also excluded from segment controllable margin and are included in competency center and other unallocated expenses including share-based compensation and pre-merger claims reserve adjustments.  In addition, restructuring charges and amortization of acquired intangibles are not allocated to our reportable segments. We do not have any intercompany revenue recorded between our reportable segments.  The accounting policies for all of our reportable segments are the same as those used in our consolidated financial statements as detailed in Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and updated herein.

The following table presents financial information for our reportable segments for the periods indicated (in thousands):

Three Months Ended:

	S3 Strategic	M3 Strategic	General
	Industries	Industries	Industries	Total
November 30, 2009
Segment revenues
License fees	$9,457	$12,487	$6,427	$28,371
Maintenance services	34,675	17,731	32,746	85,152
Software revenues	44,132	30,218	39,173	113,523
Consulting	19,170	32,827	18,902	70,899
Total segment revenues	63,302	63,045	58,075	184,422

Segment controllable costs	27,068	43,935	23,489	94,492
Segment controllable margin	$36,234	$19,110	$34,586	89,930

Unallocated expenses
Competency center, corporate shared-services and other unallocated expenses				69,651
Restructuring				4,676
Amortization of acquired intangibles				1,945
Total unallocated expenses				76,272
Consolidated - Operating income				13,658
Other income (expense), net				(4,411)

Consolidated - Income before income taxes				$9,247

November 30, 2008 (1)
Segment revenues
License fees	$9,889	$11,413	$8,759	$30,061
Maintenance services	33,069	19,856	37,158	90,083
Software revenues	42,958	31,269	45,917	120,144
Consulting	21,865	35,438	28,910	86,213
Total segment revenues	64,823	66,707	74,827	206,357

Segment controllable costs	30,937	49,235	34,590	114,762
Segment controllable margin	$33,886	$17,472	$40,237	91,595

Unallocated expenses
Competency center, corporate shared-services and other unallocated expenses				70,662
Restructuring				7,717
Amortization of acquired intangibles				2,358
Total unallocated expenses				80,737
Consolidated - Operating income				10,858
Other income (expense), net				(1,752)

Consolidated - Income before income taxes				$9,106

Six Months Ended:

	S3 Strategic	M3 Strategic	General
	Industries	Industries	Industries	Total
November 30, 2009
Segment revenues
License fees	$20,817	$21,591	$11,898	$54,306
Maintenance services	69,537	35,284	65,761	170,582
Software revenues	90,354	56,875	77,659	224,888
Consulting	38,317	55,949	34,260	128,526
Total segment revenues	128,671	112,824	111,919	353,414

Segment controllable costs	54,112	79,951	43,316	177,379
Segment controllable margin	$74,559	$32,873	$68,603	176,035

Unallocated expenses
Competency center, corporate shared-services and other unallocated expenses				134,829
Restructuring				4,751
Amortization of acquired intangibles				3,825
Total unallocated expenses				143,405
Consolidated - Operating income				32,630
Other income (expense), net				(8,641)

Consolidated - Income before income taxes				$23,989

November 30, 2008 (1)
Segment revenues
License fees	$18,017	$19,286	$13,883	$51,186
Maintenance services	64,964	40,328	73,900	179,192
Software revenues	82,981	59,614	87,783	230,378
Consulting	45,339	65,422	56,134	166,895
Total segment revenues	128,320	125,036	143,917	397,273

Segment controllable costs	62,864	97,437	70,551	230,852
Segment controllable margin	$65,456	$27,599	$73,366	166,421

Unallocated expenses
Competency center, corporate shared-services and other unallocated expenses				136,923
Restructuring				7,486
Amortization of acquired intangibles				4,985
Total unallocated expenses				149,394
Consolidated - Operating income				17,027
Other income (expense), net				(2,591)

Consolidated - Income before income taxes				$14,436

(1)                                  We have retrospectively adjusted our segment information for fiscal 2009 to reflect our new reportable segments and to conform to the current period presentation.

We do not assess or report our assets or capital expenditures by reportable segment. See Note 6, Goodwill and Intangible Assets, for disclosure of goodwill by reportable segment.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location of our customers, for the periods indicated (in thousands):

Three Months Ended:

	Geographic Region
	Americas	APAC	EMEA	Total
November 30, 2009
License fees	$15,797	$1,784	$10,790	$28,371
Maintenance services	58,196	2,417	24,539	85,152
Software revenues	73,993	4,201	35,329	113,523
Consulting	33,681	3,790	33,428	70,899
Total revenues	$107,674	$7,991	$68,757	$184,422

November 30, 2008
License fees	$18,084	$2,068	$9,909	$30,061
Maintenance services	58,459	2,930	28,694	90,083
Software revenues	76,543	4,998	38,603	120,144
Consulting	37,815	4,036	44,362	86,213
Total revenues	$114,358	$9,034	$82,965	$206,357

Six Months Ended:

	Geographic Region
	Americas	APAC	EMEA	Total
November 30, 2009
License fees	$32,915	$3,440	$17,951	$54,306
Maintenance services	116,692	4,789	49,101	170,582
Software revenues	149,607	8,229	67,052	224,888
Consulting	64,185	7,196	57,145	128,526
Total revenues	$213,792	$15,425	$124,197	$353,414

November 30, 2008
License fees	$29,283	$3,399	$18,504	$51,186
Maintenance services	115,186	5,961	58,045	179,192
Software revenues	144,469	9,360	76,549	230,378
Consulting	74,620	7,363	84,912	166,895
Total revenues	$219,089	$16,723	$161,461	$397,273

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region (in thousands):

	Geographic Region
	Americas	APAC	EMEA	Total
As of November 30, 2009	$37,618	$4,470	$12,676	$54,764
As of May 31, 2009	$35,381	$5,879	$14,381	$55,641

The following table sets forth revenues and long-lived tangible assets by country for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
Revenues (1)	2009	2008	2009	2008
United States	$106,167	$111,163	$210,127	$214,213
Sweden	20,020	24,617	34,128	46,805
All other countries (2)	58,235	70,577	109,159	136,255
Total revenues	$184,422	$206,357	$353,414	$397,273

	As of
	November 30,	May 31,
Long-lived tangible assets	2009	2009
United States	$37,586	$35,339
Sweden	8,727	9,407
All other countries (2)	8,451	10,895
Total long-lived tangible assets	$54,764	$55,641

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

In the second quarter of fiscal 2010, we did not repurchase any shares of our common stock.  From inception of the repurchase program through November 30, 2009, we have used $264.8 million to repurchase approximately 31.9 million shares at an average price of $8.30 per share. The repurchased shares are recorded as treasury stock and result in a reduction to our stockholders equity. The shares will be used for general corporate purposes. As of November 30, 2009, the maximum dollar value of shares that may yet be purchased under this program was $135.2 million.

During the first quarter of fiscal 2009 we purchased 11.5 million shares through an accelerated share repurchase transaction (the ASR) that we entered into with Lehman OTC on July 15, 2008.  The average price per share of the shares purchased under the ASR transaction was $7.93.  Pursuant to the ASR agreement, Lehman was required to post cash collateral to a segregated brokerage account in our name in an amount equal to the value of the additional shares, or net cash, due to us if the ASR were terminated as of the current date.  Upon an event of default by Lehman OTC, pursuant to our rights under the ASR, we issued a notice of default to Lehman OTC on September 24, 2008 and terminated the ASR agreement and requested the distribution of all $9.1 million of funds which Lehman OTC had previously deposited into our segregated brokerage account at LBI as required under the ASR agreement.  On March 25, 2009, we received a notice from the bankruptcy trustee for the LBI estate that the trustee has allowed our claim for that $9.1 million amount.  We have not received payment of those funds.  We currently anticipate that we will receive payment within the next twelve months depending on the resolution of the LBI estate.  We have recorded these funds as restricted cash-current on our Consolidated Balance Sheets as of November 30, 2009 and May 31, 2009.

16. Subsequent Event

On January 7, 2010, we announced that we had agreed to acquire Healthvision Solutions, Inc. (Healthvision), through the acquisition of privately held Quovadx Holdings, Inc. (Quovadx) its parent holding company.  Healthvision is a Dallas-based company providing integration and application technology and related services to hospitals and large healthcare organizations.  Under the agreement and plan of merger, we will be acquiring all of the outstanding shares of Quovadx stock for $160.0 million in cash.

Healthvision has three product lines. Healthcare organizations use Healthvision’s Cloverleaf ® integration technology which connects the disparate software applications and technologies used throughout healthcare organizations, enabling data to flow smoothly to healthcare professionals wherever they are and whenever they need it. Healthvision’s Health Information Exchange (HIE) platform links an entire healthcare network consisting of hospitals, clinics, laboratories, pharmacies and other stakeholders like payers, partners and vendors.  Healthvision also targets the Canadian healthcare market with its MediSuite products, an integrated suite of provider applications for laboratories, electronic health records, patient management, clinical department systems and public health and community care.

The acquisition of Healthvision is a highly strategic fit for our healthcare vertical within our S3 Strategic Industries group. Combined with Lawson’s leading position in providing enterprise software to healthcare organizations, we believe the acquisition of Healthvision will enable us to integrate multiple source systems and provide healthcare providers with real-time access to clinical, financial and operational information reliably and securely, regardless of the source system.

Subject to regulatory approvals, we anticipate closing the transaction in January 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions and the expected impact of recently issued accounting pronouncements. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K filed with SEC for our fiscal year ended May 31, 2009.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Lawson undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in our Annual Report on Form 10-K and in other documents we file from time to time with the SEC including our Quarterly Reports on Form 10-Q.

Management Overview

General

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

Within our M3 Strategic Industries segment, our equipment service management & rental vertical performed well in the second quarter of fiscal 2010, with increased license fees revenues as compared to the similar quarter last year.  This increase was driven by our ability to offer a new end-to-end solution for our customers in these industries.  In the second quarter of fiscal 2010, we continued to sign significant transactions for our human capital management products and in our healthcare and public sector verticals within our S3 Strategic Industries segment.  Software spending in our healthcare and public sector verticals has proven more resilient in this weak economy than other industries in which we do business.  Other industry verticals covered by our General Industries segment, including general manufacturing & distribution, retail and financial services, have been particularly hard hit by the continued global economic downturn.

We continue to resize our services business in response to a decrease in bookings for our consulting and implementation services, especially in our EMEA region, to better leverage our consulting and implementation partner network, and to improve our product mix to include a greater proportion of software revenues; license fees and maintenance revenues, to total revenues.   We have significantly reduced our number of billable consultants over the past year; most recently on September 30, 2009, when we approved a plan to restructure our workforce relating to a targeted reduction primarily of consulting positions in our EMEA region.  The reduction in the number of our consulting positions over time has resulted in improved consulting gross margins in the second quarter and first six months of fiscal 2010 as compared to the similar periods last year.

Lastly, subsequent to the end of our second quarter, on January 7, 2010, we announced that we had agreed to acquire Healthvision, a Dallas-based company providing integration and application technology and related services to hospitals and large healthcare organizations.  Healthvision’s Cloverleaf integration technology connects the disparate software applications and technologies used throughout healthcare organizations, enabling data to flow smoothly to healthcare professionals wherever they are and whenever they need it.

The acquisition of Healthvision is a strategic fit for our healthcare vertical within our S3 Strategic Industries group. Combined with Lawson’s leading position in providing enterprise software to healthcare organizations, we believe the acquisition of Healthvision will enable us to integrate multiple source systems and provide healthcare providers with real-time access to clinical, financial and operational information reliably and securely, regardless of the source system.

Fiscal Periods ended November 30, 2009

Revenues for the three and six months ended November 30, 2009 were $184.4 million and $353.4 million, respectively, down 10.6% and 11.0% compared to $206.4 million and $397.3 million in the similar periods last year.  These decreases in our revenues were primarily related to our consulting services as we have maintained significantly fewer billable consultants in fiscal 2010 as compared to last year and we have experienced lower bookings for our consulting and implementation services. Consulting revenues were down $15.3 million, or 17.8%, in the second quarter of fiscal 2010 as compared to the last year’s second quarter.  For the first six months of fiscal 2010 consulting revenues decreased $38.4 million or 23.0%.  Maintenance services revenues were down $4.9 million, or 5.5%, for the comparable second quarters and $8.6 million, or 4.8%, year-to-date.  We also experienced a decrease of $1.7 million, or 5.6%, in our second quarter license fees revenues primarily in our General Industries segment.  For the first six months of fiscal 2010, license fees revenues increased $3.1 million, or 6.1%, with increases in both our S3 Strategic Industries and M3 Strategic Industries segments.  Geographically, the second quarter decrease in revenues was primarily related to our EMEA region where revenues declined $14.2 million, or 17.1%.  Our Americas and APAC regions were also down quarter-over-quarter $6.7 million and $1.0 million, or 5.8% and 11.5%, respectively.  For the first six months of fiscal 2010 our EMEA, Americas and APAC regions’ revenues were down $37.3 million, $5.3 million and $1.3 million, decreases of 23.1%, 2.4% and 7.8%, respectively, as compared to the similar period last year.  Year-to-date our Americas region accounted for approximately 60.5% of our revenues while our EMEA and APAC regions accounted for 35.1% and 4.4%, respectively.  In the comparable year-to-date period last year our Americas, EMEA and APAC regions accounted for 55.2%, 40.6% and 4.2% of our total revenues, respectively.

Total gross margin as a percent of revenues for the three and six months ended November 30, 2009 improved to 55.4% and 56.3%, respectively, as compared to 52.6% and 51.6% in the comparable periods last year primarily as result of improved gross margins related to our license fees and consulting revenues as well as a favorable mix of software revenues compared to consulting revenues.  In the three months ended November 30, 2009 software revenues accounted for 61.6% of our total revenues as compared to 58.2% in the similar period last year.  Year-to-date, software revenues accounted for 63.6% of our total revenues as compared to 58.0% in the first six months last year. We anticipate an improved software revenue mix for full year fiscal 2010 when compared to fiscal 2009.

Operating expenses for the second quarter of fiscal 2010 decreased by $9.3 million, or 9.5%, compared to the same period last year. As a percent of revenues, second quarter operating expenses were 48.0% compared to 47.4% during the second quarter last year.  For the first six months of fiscal 2010, operating expenses decreased $21.7 million, or 11.5%, compared to the similar period last year and as a percent of revenues were relatively flat at 47.0% compared to 47.3% last year.

We generated net income of $2.8 million or $0.02 per diluted share in the second quarter of fiscal 2010 as compared to net income of $3.0 million or $0.02 per diluted share in the second quarter of fiscal 2009.  For the first six months of fiscal 2010 we reported net income of $8.7 million or $0.05 per diluted share as compared to a net loss of $0.7 million or $0.00 per share in the comparable period last year.

On September 30, 2009, we approved a plan to restructure our workforce relating to a targeted reduction primarily of consulting positions in our EMEA region.  These actions were undertaken as a further refinement of our new vertical organization, including a resizing of our services business to leverage our partner channel, and in light of current demand for our consulting and implementation services in EMEA. Under this plan, we reduced our workforce by approximately 65 employees, or 2.0% of our global workforce.  These actions resulted in pre-tax charges of $4.6 million for severance pay and related benefits which we recorded in our second quarter of fiscal 2010.

Foreign Currency

A significant portion of our business is in currencies other than the U.S. Dollar, particularly the Swedish Krona (SEK) and the Euro. Our revenues and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  For the three months ended November 30, 2009, the average exchange rates for the U.S. Dollar have weakened against the SEK and Euro as compared to the average exchange rates for the similar period last year.  For the six months ended November 30, 2009, the average exchange rates for the U.S. Dollar has strengthened against the SEK as compared to the average exchange rates for the similar period last year while remaining relatively flat against the Euro. These fluctuations in the exchange rates affected our second quarter and fiscal 2010 year to date results as a decline in the U.S. Dollar to SEK and Euro exchange rates generally have the effect of increasing our revenues but also increasing our operating expenses denominated in currencies other than the U.S. Dollar. Similarly, improvements in the U.S. Dollar to SEK and Euro exchange rates generally have the effect of reducing our revenues but also reducing our operating expenses denominated in currencies other than the U.S. Dollar.

In general, for financial activities denominated in a currency other than the U.S. Dollar, we calculate constant currency comparisons by converting the prior period financial activities at the average monthly exchange rates applicable to current periods. We believe these constant currency comparisons provide additional insight into our business performance during the applicable reporting periods exclusive of the effects of foreign currency exchange rate fluctuations, and should be considered in addition to, but not as a substitute for the actual changes in revenues, expenses, income or other financial measures presented in this Quarterly Report on Form 10-Q.

The weakening of the U.S. Dollar during the three months ended November 30, 2009 had a positive impact on our revenues accounting for an increase of approximately $3.3 million, or 1.4%, as compared to the similar period last year. This primarily affected our EMEA region resulting in a positive impact on license fees and consulting revenues of $1.4 million, or 4.1%, and $4.2 million, or 3.8%, respectively, as compared to the second quarter last year.  Maintenance services revenues were negatively impacted by $2.3 million, or 2.4%. Excluding the effect of currency fluctuations, our total revenues for the second quarter were down approximately $25.2 million, or 12.0%, as compared to fiscal 2009.  On a constant currency basis license fees, maintenance services revenues and consulting revenues decreased, $3.1 million, $2.7 million and $19.5 million, or 9.8%, 3.0% and 21.6%, respectively, compared to the second quarter of last year. Together, the constant currency decreases and the currency impacts resulted in a net decrease in total revenues during the second quarter of fiscal 2010 of $21.9 million, or 10.6%, as compared to the similar period last year. The currency fluctuations also had the effect of increasing our total costs and operating expenses, as reported in U.S. Dollars, by approximately $6.9 million which, when netted with a decrease in total expenses of $31.7 million on a constant currency basis, resulted in a net $24.7 million decrease in total expenses for the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009.  The effect of foreign currency on basic and diluted earnings for the quarter ended November 30, 2009, was approximately $0.02 per share.

For the first six months of fiscal 2010, currency fluctuations had a negative impact on our revenues of approximately $7.5 million, or 1.7%, compared to the first six months of fiscal 2009.  Maintenance services revenues and consulting revenues were negatively impacted by $6.7 million, or 3.7%, and $1.3 million, or 0.6%, respectively, while license fees revenues were positively impacted by $0.5 million, or 1.0%.  On a constant currency basis, our total revenues decreased approximately $36.4 million, or 9.3%, as compared to the similar six-month period last year.  On a constant currency basis six-month maintenance services revenues and consulting revenues decreased $1.9 million and $37.1 million, or 1.1% and 22.4%, respectively, compared to the similar period last year while license fees revenues increased $2.6 million 5.1%.  Together, these constant currency changes and the currency impacts resulted in a net decrease in total revenues during the first six months of fiscal 2010 of $43.9 million, or 11.0%, as compared to the similar period last year. Total expenses for the first six months of fiscal 2010 decreased by $6.0 million as a result of currency fluctuations and, on a constant currency basis, total expenses decreased $53.4 million for an actual decrease of approximately $59.5 million as compared to the first six months of last year.  The effect of foreign currency on basic and diluted earnings for the six months ended November 30, 2009, was less than $0.01 per share.

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

Results of Operations

The following table sets forth certain line items in our Condensed Consolidated Statements of Operations as a percentage of total revenues for the periods indicated, the period-over-period percent actual increase (decrease) and the period-over-period percent increase (decrease) on a constant currency basis:

	Percentage of Total Revenue		Quarterly Change Fiscal 2010 vs. 2009		Percentage of Total Revenue		Year-to-Date Change Fiscal 2010 vs. 2009
	Three Months Ended				Six Months Ended
	November 30,		Percent Change		November 30,		Percent Change
	2009	2008	Actual	Constant Currency	2009	2008	Actual	Constant Currency
		(as adjusted)				(as adjusted)
Revenues:
License fees	15.4%	14.6%	(5.6)%	(9.8)%	15.4%	12.9%	6.1%	5.1%
Maintenance services	46.2	43.6	(5.5)	(3.0)	48.3	45.1	(4.8)	(1.1)
Software revenues	61.6	58.2	(5.5)	(4.8)	63.7	58.0	(2.4)	0.3
Consulting	38.4	41.8	(17.8)	(21.6)	36.3	42.0	(23.0)	(22.4)
Total revenues	100.0	100.0	(10.6)	(12.0)	100.0	100.0	(11.0)	(9.3)

Cost of revenues:
Cost of license fees	2.9	3.2	(18.7)	(26.4)	2.9	3.0	(13.7)	(16.9)
Cost of maintenance services	9.2	8.4	(2.6)	(5.7)	9.2	8.6	(5.2)	(3.3)
Cost of software revenues	12.1	11.6	(7.0)	(11.7)	12.1	11.6	(7.4)	(7.0)
Cost of consulting	32.5	35.8	(18.7)	(21.9)	31.6	36.8	(23.5)	(22.1)
Total cost of revenues	44.6	47.4	(15.8)	(19.4)	43.7	48.4	(19.6)	(18.4)

Gross profit	55.4	52.6	(6.0)	(5.1)	56.3	51.6	(3.0)	(0.8)

Operating expenses:
Research and development	12.1	10.9	(1.2)	(3.1)	12.1	11.2	(3.5)	(0.4)
Sales and marketing	21.7	20.8	(6.9)	(9.2)	21.5	22.5	(15.2)	(13.5)
General and administrative	10.6	10.8	(11.6)	(11.4)	11.0	10.4	(6.3)	(3.9)
Restructuring	2.5	3.8	(39.4)	(46.6)	1.3	1.9	(36.5)	(45.0)
Amortization of acquired intangibles	1.1	1.1	(17.5)	(21.4)	1.1	1.3	(23.3)	(22.2)
Total operating expenses	48.0	47.4	(9.5)	(11.9)	47.0	47.3	(11.5)	(10.1)

Operating income	7.4	5.2	25.8	89.8	9.3	4.3	91.6	109.3
Total other income (expense), net	(2.4)	(0.8)	*NM	*NM	(2.4)	(0.7)	*NM	*NM
Income before income taxes	5.0	4.4	1.5	54.1	6.9	3.6	66.2	76.9
Provision for income taxes	3.5	2.9	6.8	4.8	4.3	3.8	1.0	1.3
Net income	1.5%	1.5%	(9.0)%	*NM %	2.6%	(0.2)%	*NM %	*NM %

*  NM Percentage not meaningful

The discussion that follows relates to our results of operations for the comparable three and six months ended November 30, 2009 and 2008, and should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes and with the information presented in the above table.  This analysis addresses the actual changes in our results of operations for the comparable fiscal quarters. For percentage changes excluding the impact of foreign currency fluctuations, see the constant currency percentages in the above table.

Revenues

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	November 30,		Fiscal 2010 vs. 2009		November 30,		Fiscal 2010 vs. 2009
(in thousands)	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
Revenues:
License fees	$28,371	$30,061	$(1,690)	(5.6)%	$54,306	$51,186	$3,120	6.1%
Maintenance services	85,152	90,083	(4,931)	(5.5)	170,582	179,192	(8,610)	(4.8)
Software revenues	113,523	120,144	(6,621)	(5.5)	224,888	230,378	(5,490)	(2.4)
Consulting	70,899	86,213	(15,314)	(17.8)	128,526	166,895	(38,369)	(23.0)
Total revenues	$184,422	$206,357	$(21,935)	(10.6)%	$353,414	$397,273	$(43,859)	(11.0)%

The following table sets forth revenues by reportable segment:

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	November 30,		Fiscal 2010 vs. 2009		November 30,		Fiscal 2010 vs. 2009
(in thousands)	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent
S3 Strategic Industries:
License fees	$9,457	$9,889	$(432)	(4.4)%	$20,817	$18,017	$2,800	15.5%
Maintenance services	34,675	33,069	1,606	4.9	69,537	64,964	4,573	7.0
Software revenues	44,132	42,958	1,174	2.7	90,354	82,981	7,373	8.9
Consulting	19,170	21,865	(2,695)	(12.3)	38,317	45,339	(7,022)	(15.5)
Total S3 revenues	$63,302	$64,823	$(1,521)	(2.3)%	$128,671	$128,320	$351	0.3%

M3 Strategic Industries:
License fees	$12,487	$11,413	$1,074	9.4%	$21,591	$19,286	$2,305	12.0%
Maintenance services	17,731	19,856	(2,125)	(10.7)	35,284	40,328	(5,044)	(12.5)
Software revenues	30,218	31,269	(1,051)	(3.4)	56,875	59,614	(2,739)	(4.6)
Consulting	32,827	35,438	(2,611)	(7.4)	55,949	65,422	(9,473)	(14.5)
Total M3 revenues	$63,045	$66,707	$(3,662)	(5.5)%	$112,824	$125,036	$(12,212)	(9.8)%

General Industries:
License fees	$6,427	$8,759	$(2,332)	(26.6)%	$11,898	$13,883	$(1,985)	(14.3)%
Maintenance services	32,746	37,158	(4,412)	(11.9)	65,761	73,900	(8,139)	(11.0)
Software revenues	39,173	45,917	(6,744)	(14.7)	77,659	87,783	(10,124)	(11.5)
Consulting	18,902	28,910	(10,008)	(34.6)	34,260	56,134	(21,874)	(39.0)
Total GI revenues	$58,075	$74,827	$(16,752)	(22.4)%	$111,919	$143,917	$(31,998)	(22.2)%

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

Second quarter fiscal 2010 total revenues decreased $21.9 million, or 10.6%, as compared to the second quarter of fiscal 2009.  We experienced a decrease in each of our three revenue categories in the second quarter of fiscal 2010 when compared to the second quarter of fiscal 2009.  Consulting revenues decreased $15.3 million, or 17.8%.  Software revenues, consisting of license fees revenues and maintenance services, were down $6.6 million, or 5.5%, compared to the second quarter last year.  The decrease included a 5.6% decrease in our license fees revenues and a 5.5% decrease in maintenance services revenues.  For the year-to-date period ended November 30, 2009 total revenues decreased $43.9 million, or 11.0%, as compared to the similar period last year.  The decrease was driven by a $38.4 million, or 23.0%, decrease in consulting revenues and a $5.5 million, or 2.4%, decrease in six-month software revenues which included a $8.6 million, or 4.8%, decrease in maintenance fees partially offset by a $3.1 million, or 6.1%, increase in our license fee revenues.

License Fees.  Our license fees primarily consist of fees resulting from products licensed to customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

License fees revenues for the second quarter of fiscal 2010 decreased $1.7 million, or 5.6%, compared to the second quarter of fiscal 2009.  Quarter-over-quarter our M3 Strategic Industries license fees revenues increased $1.1 million, or 9.4%, primarily in our food & beverage and equipment service management & rental verticals.  Offsetting this were decreased S3 Strategic Industries and General Industries license fees revenues of $0.4 million and $2.3 million, or 4.4% and 26.6%, respectively, as compared to the second quarter last year.  The decrease in S3 Strategic Industries’ second quarter license fees revenues was the result of slightly lower license fees revenues in our healthcare and public sector business units partially offset by strategic human capital management license fees recorded in the second quarter of fiscal 2010.  The General Industries segment’s decrease was experienced in both our services and our manufacturing & distribution industries verticals and reflects the negative impact of the weakened global economy.  License fees revenues in our Americas and APAC geographies were down $2.3 million and $0.3 million, respectively, compared to the second quarter last year.  The decrease in America’s license fees revenues was primarily related to decreased sales of our S3 solutions in our services industries vertical.  Our EMEA region license fees revenues were up $0.9 million in the second quarter over the same period last year primarily due to an increase in revenues related to our M3 solutions in our food & beverage and equipment, service management & rental verticals.

The total number of licensing transactions in the second quarter of fiscal 2010 was 257 up slightly compared to 256 in the second quarter of fiscal 2009.  The number of licensing transactions with new customers also increased to 18 compared to 16 in the second quarter of fiscal 2009.  In the second quarter of fiscal 2010, we entered into four license transactions between $0.5 million and $1.0 million compared to nine in the comparable quarter last year.  We entered into three licensing transactions greater than $1.0 million in the current quarter compared to two in the second quarter of fiscal 2009.

For the first six months of fiscal 2010, license fees revenues increased $3.1 million, or 6.1%, compared to the first six months of fiscal 2009. The increase in license fees revenues was primarily due to increases in our S3 Strategic Industries and M3 Strategic Industries segments of $2.8 million and $2.3 million, or 15.5% and 12.0%, respectively compared to the similar six-month period last year. The S3 Strategic Industries increase was primarily related to our healthcare vertical which continued to benefit from a targeted sales stimulus campaign we offered our existing S3 customer base during the second half of fiscal 2009, primarily during our fourth quarter.  This program favorably impacted our healthcare and services industries verticals’ revenues in the first quarter of fiscal 2010 as we recognized revenue previously deferred as all contract terms related to these transactions were completed in the first quarter of fiscal 2010.  The M3 Strategic Industries improvement included increases in both our equipment service management & rental and food & beverage verticals including the recognition in the first quarter of fiscal 2010 of certain deferred revenues on previously contracted deals with the completion of customer implementation project milestones in the first quarter.  These increases were partially offset by a decrease in General Industries’ license fees revenues of $2.0 million, or 14.3%, primarily in our manufacturing & distribution industries vertical. Year-to-date, our Americas region’s license fees revenues increased $3.6 million primarily due to increased sales of our S3 solutions in our healthcare vertical.  License fees revenues in our EMEA region decreased $0.6 million for the first six months of fiscal 2010 while license fees revenues in our APAC region were relatively flat.

The total number of licensing transactions decreased in the year-to-date period by 81 to 391 as compared to 472 in the first six months of fiscal 2009.  The number of licensing transactions with new customers was 35 compared to 48 last year. In the first six months of fiscal 2010 we entered into seven license transactions between $0.5 million and $1.0 million compared to 18 in the similar period last year.  We entered into eight licensing transactions greater than $1.0 million in the current six month period compared to three in the similar period last year.

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

Maintenance services revenue for the second quarter of fiscal 2010 decreased $4.9 million, or 5.5%, compared to our fiscal 2009 second quarter. This was primarily driven by decreases in our M3 Strategic Industries and General Industries segments which were down $2.1 million and $4.4 million, or 10.7% and 11.9%, respectively, in the comparable second quarters of fiscal 2010 and 2009.  These decreases were the result of the impact of pricing pressure and lower renewal rates which were partially offset by maintenance agreements associated with new customers in these segments. Pricing and renewal rates related to our maintenance programs have been negatively impacted by the global economic downturn. Certain customers have decided not to renew their maintenance agreements, whether as a cost saving measure or as a result of bankruptcy or merger.  This is particularly true for our General Industries segment customers in manufacturing, retail and financial services industries where the continued adverse economic environment has been very challenging.  In addition, other customers have chosen to continue to use older versions of our software for which maintenance programs are no longer offered.  Maintenance services revenue in our S3 Strategic Industries segment increased $1.6 million, or 4.9%, compared to the similar period last year as annual maintenance agreement renewals as well as maintenance agreements associated with new S3 Strategic Industries’ customers more than offset the impact of pricing pressure and cancellations.   Second quarter maintenance services revenues decreased in each of our geographies compared to the second quarter last year primarily in our EMEA region which was down $4.2 million.  Our Americas and APAC regions were down $0.3 million and $0.5 million, respectively.

For the first six months of fiscal 2010, maintenance services revenue decreased $8.6 million, or 4.8%, compared to the first six months of fiscal 2009.  As discussed above, the year-to-date decrease in maintenance services revenue was driven primarily by the weakened global economy which particularly impacted customers in certain industries resulting in an $8.1 million, or 11.0%, decrease in our General Industries segment as well as a $5.0 million, or 12.5%, decrease in our M3 Strategic Industries segment.  These decreases were partially offset by a $4.6 million, or 7.0%, increase in our S3 Strategic Industries maintenance services revenues.  For the first six months of fiscal 2010, our EMEA and APAC maintenance services revenues were down $8.9 million and $1.2 million, respectively, while the Americas region improved $1.5 million over the similar period last year.

Consulting.  Our consulting revenues consist of services related to software installations, software implementations, customized development and training services for customers who have licensed our products.

Consulting revenues for the second quarter of fiscal 2010 decreased $15.3 million, or 17.8%, compared to the second quarter of fiscal 2009.  The quarter-over-quarter decrease in consulting revenues was experienced in each of our reportable segments with General Industries reflecting the largest decrease of $10.0 million, or 34.6%, followed by S3 Strategic Industries down $2.7 million, or 12.3%, and M3 Strategic Industries down $2.6 million, or 7.4%.  Within our EMEA and Americas regions, second quarter fiscal 2010 consulting revenues were down $10.9 million and $4.1 million, respectively, as compared to the second quarter of fiscal 2009.  APAC consulting revenues were relatively flat for the comparable quarters.  These decreases were the result of a significant reduction in the number of billable consultants in the second quarter of fiscal 2010 as compared to the second quarter of fiscal 2009, primarily in our EMEA region, as well as lower bookings for our consulting and implementation services related to decreased license contracting activity in prior periods.  We continue to reduce the size of our consulting staff as part of our strategy to move more implementation services to our partner channel as well as in response to the lower consulting demand. Most recently, on September 30, 2009, we announced an additional reduction of approximately 65 positions, primarily consulting positions in our EMEA region. See Note 3, Restructuring, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information. Over the past year, we have reduced our number of billable service consultants by over 30% and will continue to right-size our consulting organization when necessary in light of economic conditions and our software and consulting revenue mix.

For the first six months of fiscal 2010 consulting revenues decreased $38.4 million, or 23.0%, compared to the first six months of fiscal 2009.  The reduction in the number of billable consultants during fiscal 2010 compared to fiscal 2009 and lower bookings for our consulting and implementation services resulted in a decrease in year-to-date consulting revenues in each of our segments with General Industries down $21.9 million, or 39.0%, S3 Strategic Industries down $7.0 million, or 15.5%, and M3 Strategic Industries down $9.5 million, or 14.5%.  For the first six months of fiscal 2010, our EMEA and Americas regions, year-to-date fiscal 2010 consulting revenues were down $27.8 million and $10.4 million, respectively, as compared to the similar period of fiscal 2009.  APAC consulting revenues were relatively flat for the comparable six month periods.

Deferred Revenue.  Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements, maintenance contracts and certain consulting arrangements as discussed above. We had total deferred revenues of $193.4 million at November 30, 2009 compared to $292.5 million at May 31, 2009.

The following table sets forth the components of deferred revenue (in thousands):

	November 30,	May 31,
	2009	2009
License fees	$45,933	$55,667
Maintenance services	132,330	224,115
Consulting	15,177	12,741
Total deferred revenue	193,440	292,523
Less current portion	(181,904)	(279,041)
Deferred revenue - non-current	$11,536	$13,482

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our renewal dates occur in the third and fourth quarters of our fiscal year with revenues being recognized ratably over the applicable service periods. In addition, the decrease in the November 30, 2009 balance as compared to May 31, 2009 was related to the recognition of certain deferred license fees revenues in the first half of fiscal 2010 primarily relating to contracts entered into in the fourth quarter of fiscal 2009 under our targeted sales campaign offered to our existing S3 customer base.

Cost of Revenues

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	November 30,		Fiscal 2010 vs. 2009		November 30,		Fiscal 2010 vs. 2009
(in thousands)	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent

Cost of revenues:
Cost of license fees	$5,407	$6,648	$(1,241)	(18.7)%	$10,334	$11,980	$(1,646)	(13.7)%
Cost of maintenance services	16,922	17,373	(451)	(2.6)	32,481	34,247	(1,766)	(5.2)
Cost of software revenues	22,329	24,021	(1,692)	(7.0)	42,815	46,227	(3,412)	(7.4)
Cost of consulting	59,943	73,710	(13,767)	(18.7)	111,778	146,157	(34,379)	(23.5)
Total cost of revenues	$82,272	$97,731	$(15,459)	(15.8)%	$154,593	$192,384	$(37,791)	(19.6)%

Gross profit:
License fees	$22,964	$23,413	$(449)	(1.9)%	$43,972	$39,206	$4,766	12.2%
Maintenance services	68,230	72,710	(4,480)	(6.2)	138,101	144,945	(6,844)	(4.7)
Total software gross profit	91,194	96,123	(4,929)	(5.1)	182,073	184,151	(2,078)	(1.1)
Consulting	10,956	12,503	(1,547)	(12.4)	16,748	20,738	(3,990)	(19.2)
Total gross profit	$102,150	$108,626	$(6,476)	(6.0)%	$198,821	$204,889	$(6,068)	(3.0)%

Gross margin %:
License fees	80.9%	77.9%			81.0%	76.6%
Maintenance services	80.1%	80.7%			81.0%	80.9%
Total software gross margin %	80.3%	80.0%			81.0%	79.9%
Consulting	15.5%	14.5%			13.0%	12.4%
Total gross margin %	55.4%	52.6%			56.3%	51.6%

Cost of License Fees.  Cost of license fees includes royalties to third-parties, amortization of acquired software and software delivery expenses. Our software solutions may include embedded components of third-party vendors for which a fee is paid to the vendor upon the sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions, which also results in a fee. The cost of license fees are higher, as a percentage of revenues, when we resell products of third-party vendors. As a result, license fees gross margins will vary depending on the proportion of third-party product sales in our revenue mix.

During the second quarter of fiscal 2010, cost of license fees decreased $1.2 million, or 18.7%, compared to the second quarter of fiscal 2009. The decrease was primarily due to additional deferred third-party costs recognized in the second quarter of fiscal 2009 related to prior period revenue. See Note 1, Nature of Business and Basis of Presentation — Year-to-Date Fiscal 2009 Results of Operations, for more information.  Fiscal 2010 second quarter license fees gross margin increased to 80.9% up from 77.9% in the second quarter of fiscal 2009 primarily due to the additional deferred third-party costs recognized in the second quarter of fiscal 2009 which negatively impacted the gross margin percentage last year.

Cost of License Fees decreased $1.6 million, or 13.7%, for the first six months of fiscal 2010 compared to the similar period last year.  This decrease is primarily due to the additional deferred third-party costs recognized in the second quarter of fiscal 2009, discussed above, and a decrease in amortization expenses related to our acquired intellectual property. License fees gross margin for the first six months of fiscal 2010 improved to 81.0%, as compared to 76.6% in the similar six month period of last year as a result of higher six-month license fees revenue in the current period without a corresponding increase in costs as well as the impact of the additional deferred third-party costs recognized in the second quarter of fiscal 2009.

Cost of Maintenance Services.  Cost of maintenance includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products and the overhead costs of providing support.

Cost of maintenance services for the second quarter of fiscal 2010 decreased $0.5 million, or 2.6%, compared to the second quarter of fiscal 2009. The decrease was primarily related to a $1.2 million decrease in third-party costs, in-line with the lower maintenance services revenue recorded in the second quarter of fiscal 2009, partially offset by a $0.6 million increase in information technology and other infrastructure costs.  Maintenance services gross margin for the second quarter of fiscal 2010 was 80.1%, down slightly from 80.7% in the second quarter of fiscal 2009.

Cost of maintenance for the first six months of fiscal 2010 decreased $1.8 million, or 5.2%, compared to the first six months of fiscal 2009.  This decrease was primarily due to a $2.6 million decrease in third-party costs as well as a $0.4 million decrease in information technology and other infrastructure cost allocations. These decreases were partially offset by a $1.2 million increase in employee-related costs.  Maintenance gross margin for the first six months of fiscal 2010 was 81.0%, up slightly from 80.9% in the similar six month period of last year.

Cost of Consulting.  Cost of consulting includes salaries, employee benefits, third-party consulting costs, related travel, and the overhead costs of providing implementation, installation, training and education services to customers.

Cost of consulting decreased $13.8 million, or 18.7%, in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. This decrease was primarily driven by an $8.1 million decrease in employee related costs due to our significantly lower billable headcount in the second quarter of fiscal 2010 as compared to the second quarter last year, a $5.0 million decrease in third-party costs relating to our lower consulting revenues and a $2.1 million decrease in billable travel.  Gross margin on consulting revenues for the second quarter of fiscal 2010 was 15.5% as compared to 14.5% for the similar period last year primarily due to the decrease in cost of consulting outpacing the decline in our consulting revenues as we have managed our costs in light of the decline in our consulting revenues.

For the comparable six-month periods of fiscal 2010 and 2009, cost of consulting decreased $34.4 million or 23.5%.  This decrease was primarily due to a $21.0 million decrease in employee related costs resulting from our significantly lower billable headcount during the first six months of fiscal 2010 as compared to the similar period last year.  In addition, third- party costs decreased $9.0 million in-line with our lower consulting revenues and billable travel decreased $4.5 million.  Consulting gross margin for the first six months of fiscal 2010 improved to 13.0% compared to 12.4% in the similar period last year primarily due to the management of our costs of consulting.

Operating Expenses

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	November 30,		Fiscal 2010 vs. 2009		November 30,		Fiscal 2010 vs. 2009
(in thousands)	2009	2008	Dollars	Percent	2009	2008	Dollars	Percent

Operating expenses:
Research and development	$22,273	$22,542	$(269)	(1.2)%	$42,891	$44,460	$(1,569)	(3.5)%
Sales and marketing	40,000	42,986	(2,986)	(6.9)	75,877	89,477	(13,600)	(15.2)
General and administrative	19,598	22,165	(2,567)	(11.6)	38,847	41,454	(2,607)	(6.3)
Restructuring	4,676	7,717	(3,041)	(39.4)	4,751	7,486	(2,735)	(36.5)
Amortization of acquired intangibles	1,945	2,358	(413)	(17.5)	3,825	4,985	(1,160)	(23.3)
Total operating expenses	$88,492	$97,768	$(9,276)	(9.5)%	$166,191	$187,862	$(21,671)	(11.5)%

Research and Development.  Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees associated with product development, testing, quality assurance, documentation, enhancements and upgrades.

For the second quarter of fiscal 2010, research and development expenses decreased $0.3 million, or 1.2%, compared to the second quarter last year primarily due to a $0.5 million decrease in third party costs and a $0.3 million decrease in net employee related costs.  These decreases were partially offset by an increase in information technology and other infrastructure costs in the current quarter compared to the similar period of fiscal 2009.

Research and development expenses for the first six months of fiscal 2010 decreased $1.6 million, or 3.5%, compared to the similar periods last year.  This decrease was primarily due to a $1.8 million decrease in third party costs as well as a $1.4 million decrease in net employee related costs as we have increased our lower cost off-shore capacity in fiscal 2010 compared to fiscal 2009.  These decreases were partially offset by a $1.1 million increase in year-to-date information technology and other infrastructure costs as compared to the similar period last year.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel and overhead costs related to our sales and marketing personnel, as well as trade show activities, advertising costs and other costs associated with our Company’s marketing activities.

Sales and marketing expenses for the second quarter of fiscal 2010 decreased $3.0 million, or 6.9%, compared to the second quarter of fiscal 2009. This decrease was primarily the result of a $2.4 million decrease in net employee related costs due to lower headcount in the second quarter of fiscal 2010 compared to the similar period of fiscal 2009. In addition, costs incurred for marketing programs decreased $0.9 million in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.  In the second quarter of fiscal 2010, we had approximately 10% fewer sales account executives compared to the second quarter last year as we have reduced our sales force over the course of the past year in response to the challenging economic environment.  However, we have begun to actively recruit sales executives and anticipate increasing the level of our sales force over the remainder of fiscal 2010 which may lead to increased sales costs in future periods.

For the first six months of fiscal 2010 sales and marketing expenses decreased $13.6 million, or 15.2%, compared to the similar period in fiscal 2009.  The year-to-date decrease was primarily the result of a $10.6 million decrease in employee related costs due to lower headcount. Included in this comparative decrease is the impact of the $1.9 million of fourth quarter fiscal 2008 under accrual of sales incentive compensation in EMEA recorded in the first quarter of fiscal 2009. See Note 1, Nature of Business and Basis of Presentation—First Quarter Fiscal 2009 Results of Operations, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information.  In addition, year-to-date marketing program costs decreased $2.0 million compared to the similar period of fiscal 2009.

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

For the second quarter of fiscal 2010, general and administrative expenses decreased $2.6 million, or 11.6%, compared to the second quarter of fiscal 2009.  This decrease was primarily due to a $3.2 million decrease in infrastructure and computer lease costs, and a net $1.2 million decrease in employee related costs including the impact of reduced headcount. These decreases were partially offset by $1.3 million favorable adjustment to our pre-merger litigation reserve recorded in the second quarter of fiscal 2009 relating to an insurance settlement received in the second quarter last year with no corresponding amount in the current quarter (See Note 13, Commitments and Contingencies — Legal, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information) and a $0.7 million increase in professional service fees.

General and administrative expenses decreased $2.6 million or 6.3% in the first six months of fiscal 2010 compared to the similar period of fiscal 2009.  The year-to-date decrease was primarily the result of a decrease of $4.6 million in infrastructure and computer lease costs, a net $1.5 million decrease in employee related costs including the impact of reduced headcount, and $0.8 million related to the impact of foreign currency transaction gains in the first six months of fiscal 2010 compared to the similar period last year.  Partially offsetting these decreases was $3.1 million relating to reductions in our pre-merger litigation reserve recorded in the first six months of fiscal 2009 in excess of adjustments recorded in the current fiscal year as well as a $1.4 million increase in contractor fees.

Restructuring.  During the second quarter of fiscal 2010, we recorded restructuring charges of $4.7 million as compared to $7.7 million in the second quarter of fiscal 2009. Year-to-date fiscal 2010 restructuring charges totaled $4.8 million compared to $7.5 million in the first six months of fiscal 2009.  These restructuring charges relate to the restructuring accruals discussed below.

Fiscal 2010 Restructuring

On September 30, 2009, we approved a plan to further restructure our workforce.  Under this plan, we anticipate reducing our workforce by approximately 65 employees, or 2.0% of our global workforce.  The majority of the reductions occurred within our consulting practice in our EMEA region.  These actions were undertaken as a further refinement of our new vertical organization, including a resizing of our services business to leverage our partner channel, and in light of current demand for our consulting and implementation services in EMEA. The majority of the actions related to this plan were completed by the end of the second quarter of fiscal 2010.  The restructuring action resulted in pre-tax charges of $4.6 million for severance pay and related benefits which we recorded in our second quarter of fiscal 2010.  Substantially all of this amount will result in future cash expenditures.  During the second quarter of fiscal 2010, we made cash payments of approximately $1.1 million for severance pay and related benefits.  As of November 30, 2009, the accrual balance was approximately $3.5 million.  We expect that the majority of the severance and related benefits will be paid within the next 12 months.  Annualized cost and expense savings from these actions are estimated to be approximately $6.0 million.

Fiscal 2009 Restructuring

Fiscal 2009 Q2.  On November 18, 2008, we announced the implementation of cost reduction measures in light of the uncertainty in global economic conditions and in light of other operating margin improvement initiatives. These cost reduction initiatives included a restructuring plan which called for the reduction of approximately 200 employees throughout our global workforce and the closing of two leased facilities. This reduction represented approximately 5% of our global workforce and affected all functional areas of our operations. We recorded the majority of the restructuring expenses with a pre-tax charge of approximately $7.9 million in the second quarter of fiscal 2009, including $6.1 million for severance and related benefits and $1.8 million for the exit of one leased facility.  We took additional actions under the plan during the third quarter of fiscal 2009, including the reduction of 84 employees, primarily in our services organization, representing approximately 2% of our global workforce. We exited one additional leased facility under the plan during the third quarter. These actions resulted in an additional pre-tax charge of approximately $3.4 million recorded in the third quarter of fiscal 2009 including $2.8 million for severance and related benefits and $0.6 million for lease termination fees incurred for the exit of the additional leased facility.  We do not anticipate taking any significant additional charges related to this plan in future periods. Actions relating to severance were substantially completed by February 28, 2009, with related cash payments expected to continue through December 2009. Payments related to the exited facilities are expected to continue through November 2011.

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

In relation to all fiscal 2009 restructuring actions, we made cash payments of $4.1 million relating to severance and related benefits and $2.1 million related to the exited facilities during the first six months of fiscal 2010.  In addition, we recorded net adjustments to the accruals of approximately $0.3 million including additional expenses accrued related to exited leased facilities net of a change to accrued severance and related benefits due to a reduction in the number of affected employees. As of November 30, 2009, we had an accrual of $7.2 million; $2.8 million for severance and related benefits and $4.4 million for the estimated fair value of our liability for the exited facilities.  As of May 31, 2009, the accrual totaled $12.0 million: $6.5 million for severance and related benefits and $5.5 million for the exited facilities.

Fiscal 2007 Restructuring

On February 28, 2007, we completed a roadmap to improve our productivity by enhancing global sourcing capabilities and resources. This roadmap called for the rebalancing of our resources between various locations primarily in the U.S., Europe and our global support center in the Philippines and resulted in the reduction of approximately 250 employees primarily in our U.S. and European operations over the course of fiscal 2008 and the first quarter of fiscal 2009. This reduction included employees working in all areas of the Company, but predominantly in consulting and research and development. In conjunction with this roadmap we recorded a charge of $11.9 million. As of May 31, 2009 we had an accrual of $0.8 million for severance and related benefits. In the first six months of fiscal 2010 we paid severance and related benefits of $0.4 million and we recorded $0.1 million in adjustments to reduce the accrual. The ending accrual balance at November 30, 2009 was approximately $0.2 million. Actions relating to severance were completed in the first quarter of fiscal 2009; however, we expect related cash payments to continue through February 2010.

Fiscal 2006 Restructuring

On April 26, 2006, in conjunction with the business combination with Intentia International AB (Intentia), we approved a plan designed to eliminate employee redundancies in both Intentia and Legacy Lawson.

Fiscal 2006 Legacy Lawson.  The plan for legacy Lawson included the reduction of approximately 60 employees in the U.S. and U.K. and the exit of or reduction in space for leases in certain facilities. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and consulting. As of May 31, 2009, we had an accrual of $1.5 million for the exit or reduction of leased facilities. In the first six months of fiscal 2010 we made cash payments of $0.2 million related to exited facilities. The remaining accrual balance at November 30, 2009 was $1.3 million for the exit or reduction of leased facilities. Actions relating to severance were completed in the first quarter of fiscal 2008. We expect cash payments related to exited facilities to continue through July 2011.

Fiscal 2006 Intentia.  The plan for Intentia included the reduction of approximately 125 employees in the EMEA and APAC regions and the exit of or reduction in leased space. The reduction of employees included employees who worked in all functional areas of the Company. As of May 31, 2009, we had an accrual of $1.5 million for the exit or reduction of leased facilities. We made cash payments of $0.2 million related to exited facilities in the first six months of fiscal 2010.  During the second quarter of fiscal 2010, we also made adjustments to lease exit costs of approximately $0.4 million for changes in estimates relating to the original lease restructuring plan.  These adjustments were recorded against goodwill.  The remaining accrual balance as of November 30, 2009 was $1.1 million related to the accrual for the exit or reduction of leased space. Actions relating to severance were completed in the third quarter of fiscal 2008. We expect cash payments related to exited facilities or reduced space to continue through June 2012.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles primarily relates to the on-going amortization of intangibles acquired in the Intentia merger as well as other acquisitions. For the second quarter of fiscal 2010, amortization decreased $0.4 million, or 17.5%, as compared to the second quarter of fiscal 2009. Year-to-date amortization of acquired intangibles decreased $1.2 million, or 23.3%, compared to the first six months of fiscal 2009. These decreases were primarily due to the amortization of certain intangible assets on an accelerated basis as compared to a straight line basis resulting in a higher rate of amortization in fiscal 2009 as compared to fiscal 2010 as well as certain intangibles being fully amortized in fiscal 2009 with no corresponding amounts recorded in the current periods of fiscal 2010.

Other Income (Expenses), net

Total other income (expense), net, consisting of interest income earned from cash, marketable securities and other investments, interest expense, and other associated costs, was net expense of $4.4 million and $1.8 million for the second quarter of fiscal 2010 and 2009, respectively.  The $2.6 million increase in net expense was primarily due to a $1.7 million decrease in interest income as we had lower average investment balances and lower yields in the current quarter as compared to the same quarter last year.  Interest expense also increased quarter-over-quarter by approximately $0.7 million primarily due to increased interest expense related to our capital leases. The increase in interest expense also includes the impact of our adoption of the FASB guidance on accounting for convertible debt securities in the first quarter of fiscal 2010.  This required us to record net additional non-cash interest of approximately $2.1 million in the second quarter of fiscal 2010 and retrospectively include $1.9 million in the second quarter of last year.

For the comparable six-month periods of fiscal 2010 and 2009, we recorded other net expense of $8.6 million and $2.6 million, respectively.  The $6.0 million year-to-date increase in net expense was primarily due to a $4.5 million decrease in interest income resulting from lower average investment balances and lower yields in the current six-month period compared to the similar period last year as our investments in auction rate securities were sold in the first quarter of fiscal 2009 and a decrease in our investments in marketable securities that were transitioned to treasuries and money market funds.  Interest expense also increased $1.1 million due to interest on our capital leases as well as the impact of our adoption of the FASB guidance on accounting for convertible debt securities which required us to record net additional non-cash interest of approximately $4.1 million and $3.9 million in the first six months of fiscal 2010 and retrospectively in the similar period of fiscal 2009, respectively.

Provision for Income Taxes

Our income tax expense for the three and six months ended November 30, 2009 was $6.5 million and $15.3 million, respectively.  This resulted in an overall effective tax rate of 70.2% for the second quarter of fiscal 2010 and 63.6% for the six months ended November 30, 2009.  For the three and six months ended November 30, 2008, our income tax expense was $6.1 million and $15.1 million, respectively, which resulted in an overall effective tax rate of 66.8% and 104.6% for the three and six months ended November 30, 2008.  The rate for the current quarter was unfavorably impacted by 17.8 percentage points for unbenefitted foreign losses and changes in the jurisdictional mix of the forecasted annual operating income.  In addition, the rate for the current quarter was unfavorably impacted by 3.9 percentage points as a result of income tax return to income tax provision true-ups.

As of November 30, 2009, we have recorded a liability of approximately $8.1 million for unrecognized tax benefits related to uncertain tax positions, all of which would affect earnings and the effective tax rate, if recognized.  We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of our income tax expense.  During the three and six months ended November 30, 2009 we recognized approximately $0.1 million and $0.2 million in interest and had $0.9 million accrued for the payment of interest as of November 30, 2009.  Interest recognized for the three and six months ended November 30, 2008 was $0.2 million and $0.3 million, respectively.

Liquidity and Capital Resources

	Six Months Ended
	November 30,
Cash Flows (in thousands)	2009	2008	% Change
		(as adjusted)
Cash provided by (used in):
Operating activities	$(52,145)	$(57,881)	(9.9)%
Investing activities	(7,769)	25,201	*NM
Financing activities	(576)	(89,051)	(99.4)
Effect of exchange rate changes on cash and cash equivalents	6,138	(12,862)	*NM
Net change in cash and cash equivalents	$(54,352)	$(134,593)	(59.6)%

	As of
	November 30,	May 31,
Capital Resources (in thousands)	2009	2009	% Change
Working capital	$246,457	$213,997	15.2%
Cash and cash equivalents, marketable securities and short-term investments	$360,463	$414,815	(13.1)%

*NM Percentage not meaningful

As of November 30, 2009, we had $360.5 million in cash, cash equivalents and $246.5 million in working capital. Our most significant source of operating cash flows is derived from license fees, maintenance services and consulting fees related to services provided to our customers. Days sales outstanding (DSO), which we calculate as net receivables at period-end divided by revenue for the quarter times 90 days in the quarter, was 59 and 74 as of November 30, 2009 and May 31, 2009, respectively. The decrease in DSO was due to the reduction in our accounts receivable balance, primarily related to focused collection efforts on our global receivables in the first half of fiscal 2010, as well as collection of annual maintenance services billings.  These collection efforts more than offset the effect of our lower revenues in the second quarter of fiscal 2010 as compared to the similar period last year. Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services, and facilities.

Subsequent to quarter end, on January 7, 2010, we announced that we had agreed to acquire privately held Healthvision, a Dallas-based provider of integration and application technology and related services to hospitals and large healthcare organizations.  Under the agreement and plan of merger, we will be acquiring Healthvision for $160.0 million in cash.  See Note 16, Subsequent Event, for more information.

We believe that cash flows from operations, together with our remaining cash and cash equivalents, will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities, investments and share repurchases for the foreseeable future. As part of our business strategy, we may use cash to acquire additional companies or products from time-to-time to enhance our product lines, which could have a material effect on our capital resources.

Cash Flows from Operating Activities

Net cash used in operating activities in the first six months of fiscal 2010 was $52.1 million. Uses of cash included $100.8 million related to working capital.  The cash uses for working capital purposes included a $103.5 million decrease in our deferred revenue primarily related to the recognition of maintenance services revenues over the applicable term of these agreements, $30.0 million decrease in accrued expenses and other liabilities; primarily related to a certain foreign withholding and VAT taxes as well as a reduction in accrued incentive compensation and an $8.3 million decrease in accounts payable. These working capital uses of cash were partially offset by working capital sources of cash including a $34.4 million decrease in accounts receivable as we collected customer accounts and maintenance services billings including significant amounts billed during the second half of fiscal 2009, $4.9 million related to a change in net income taxes payable/receivable and a $1.7 million decrease in prepaid expenses and other assets. The working capital uses of cash were also offset by our net income of $8.7 million which included non-cash charges of $20.8 million for depreciation and amortization, $7.0 million related to stock-based compensation, a $2.8 million provision for estimated warranty costs and doubtful accounts, $4.9 million related to deferred income taxes and $4.8 million in amortization of debt discount and the debt issuance costs related to our senior convertible notes.  While operating activities utilized cash during the first half of fiscal 2010, we expect to generate positive cash flows in the second half of the fiscal year primarily due to the timing of our maintenance billings and collection of related receivables.

Net cash used in operating activities in the first six months of fiscal 2009 was $57.9 million.  Our main uses of cash for the first six months of fiscal 2009 included $91.2 million in working capital primarily a $108.6 million decrease in our deferred revenue balance, an $11.5 million decrease in accounts payable, and $8.1 million decrease related to accrued and other liabilities all of which were partially offset by a $38.9 million decrease in accounts receivable.  In addition, our net loss of $0.7 million included the effects of non-cash charges of $19.8 million for depreciation and amortization, $4.7 million related to stock-based compensation, $4.5 related to amortization of debt discount and debt issuance costs related to our senior convertible notes, and a $3.2 million provision for estimated warranty costs and doubtful accounts.

Cash Flows from Investing Activities

Net cash used by investing activities was $7.8 million for the six months ended November 30, 2009.  The primary use of cash was $8.6 million used to purchase property and equipment primarily related to continued investments in our global information technology and business system infrastructure, which was partially offset by a $0.8 million decrease in restricted cash.

Net cash provided by investing activities was $25.2 million for the six months ended November 30, 2008.  The sources of cash included $50.7 million in proceeds from the sale of our investments in auction rate securities and the sale or maturity of marketable securities which was somewhat offset by $16.1 million of cash used to purchase property and equipment primarily investments in our global information technology and business system infrastructure as well as building our off shore capacity, and $9.4 million increase in restricted cash, primarily due to the $9.1 million held in our segregated brokerage account at Lehman OTC in connection with our ASR transaction.  See Note15, Repurchase of Common Shares and Related Party Transactions, in Notes to Consolidated Financial Statements in this quarterly report on form 10-Q.

Cash Flows from Financing Activities

Net cash used for financing activities was $0.6 million for the first six months of fiscal 2010. Financing activities for the period were primarily related to $1.3 million used to repurchase shares of our common stock pursuant to our Board authorized share repurchase program and $2.2 million used to make payments on our long-term debt and capital lease obligations.  These uses of cash were somewhat offset by $2.6 million in proceeds from the exercise of stock options and the issuance of shares of our common stock under our ESPP.

Net cash used for financing activities was $89.1 million for the first six months of fiscal 2009 primarily related to the $91.0 million used to repurchase shares of our common stock pursuant to an accelerated share repurchase transaction we entered into as part of our Board authorized share repurchase program in July 2008.

Effect of Exchange Rate Changes

For the six months ended November 30, 2009, changes in foreign currency exchange rates resulted in a $6.1 million increase in our cash and cash equivalents. Exchange rate changes decreased our cash and cash equivalents by $12.9 million during the six months ended November 30, 2008.

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

We did not repurchase any shares of our common stock during the second quarter of fiscal 2010.  From inception of the repurchase program through November 30, 2009, we have used $264.8 million to repurchase 31.9 million shares at an average price of $8.30 per share. The repurchased shares are recorded as treasury stock and result in a reduction to our stockholders equity. The shares will be used for general corporate purposes. As of November 30, 2009, the maximum dollar value of shares that may yet be purchased under this program was $135.2 million.

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

Credit Facilities

We have an uncommitted credit facility that consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $4.3 million (30.0 million SEK). The facility is collateralized by a corporate letter of guarantee by Lawson Software, Inc. As of November 30, 2009, an insignificant amount was outstanding under the guarantee line and approximately $4.3 million was potentially available under the guarantee line.

Senior Convertible Notes

In April 2007, we issued $240.0 million of senior convertible notes with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012. The notes bear interest at a rate of 2.5% per annum payable semi-annually in arrears, on April 15 and October 15 of each year, beginning October 15, 2007. The notes do not contain any restrictive financial covenants. The notes are convertible, at the holders’ option, into cash and, if applicable, shares of our common stock based on an initial conversion rate of 83.2293 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $12.02 per share (which reflects a 35.0% conversion premium based on the closing sale price of $8.90 per share of Lawson common stock as reported by NASDAQ on April 17, 2007). At the issuance of these notes, we simultaneously entered into separate agreements to purchase call options and sell warrants which are referred to below as “a convertible note hedge transaction and a warrant transaction.”  See Note 2, Summary of Significant Accounting Policies - Recent Accounting Pronouncements, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information relating to our accounting for these notes.

We had certain business relationships with Lehman Brothers OTC Derivatives Inc. (Lehman OTC), including a convertible note hedge transaction and a warrant transaction both entered into as part of the issuance of our senior convertible notes and an accelerated share repurchase transaction, see Note 15, Repurchase of Common Shares.  The bankruptcy filing of Lehman Brothers Holdings Inc. (Lehman Holdings) on September 15, 2008, as guarantor under the convertible note hedge transaction, and the bankruptcy filing by Lehman OTC on October 3, 2008, were events of default under the hedge transaction and warrant agreements. As a result of these defaults, we exercised our rights to terminate both the convertible note hedge transaction and the warrant transaction on October 10, 2008.  Accordingly, for financial reporting purposes, we recorded the estimated fair value of the related hedge transaction asset and the warrant liability during the second quarter of fiscal 2009, resulting in a decrease in our stockholders’ equity equal to the net amount of the recorded asset and liability. As of November 30, 2009, our claim against Lehman Holdings and Lehman OTC and Lehman Holdings’ and Lehman OTC’s claim against us had not been resolved.

On June 4, 2009, counsel for Lehman Holdings and Lehman OTC demanded payment from us of the termination-date fair value of the warrant, asserted that in the contracts we have waived the right to setoff against the amounts owed to us under the hedge transaction and claimed we violated the bankruptcy stay in asserting setoff rights. We have refused payment and contend that the U.S. Bankruptcy Code gives us legal rights of offset in this dispute. As of the date of this filing we are in discussions with representatives of Lehman OTC regarding the resolution of the offset issue as well as other issues surrounding the hedge transaction asset and the warrant liability including their proper valuation. We continue to closely monitor the Lehman Holdings bankruptcy situation, the liquidation of LBI, as well as the Lehman OTC bankruptcy and our legal rights under our contractual relationships with Lehman OTC and LBI.

The terms of the senior convertible notes and the rights of note holders are not affected by the status of Lehman Holdings or Lehman OTC or by the termination of the convertible note hedge or warrant transactions.  We currently believe that the Lehman Holdings bankruptcy, and its potential impact on subsidiaries of Lehman Holdings, the liquidation of LBI, and the bankruptcy of Lehman OTC, will not have a material adverse effect on our financial position, results of operations or cash flows.

Restricted Cash

We had $10.3 million of restricted cash as of November 30, 2009 of which approximately $9.4 million and $0.9 million have been classified as current and non-current assets, respectively, on our Condensed Consolidated Balance Sheets. The current portion relates primarily to the $9.1 million held on our account at LBI. See Note 15, Repurchase of Common Shares, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information. The remainder of the restricted cash balance relates to various collateral arrangements related to our property leases worldwide.

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2009, total contractual obligations at May 31, 2009 were $355.8 million not including an estimated liability for uncertain tax positions.  At November 30, 2009 we had recorded a liability for uncertain tax positions of $8.1 million. We do not expect the amount of unrecognized tax benefits or cash payments related to these obligations to significantly change over the next 12 months.  See Note 10, Income Taxes, in Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further discussion.

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

We have entered into operating leases for most of our U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of November 30, 2009, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2009 and 2018. Rent expense under operating leases for the second quarter of fiscal 2010 and fiscal 2009 was $6.6 million and $7.4 million, respectively.  For the six months ended November 30, 2009 and 2008, rent expense was $13.3 million and $14.8 million, respectively.

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

We do not use forward contracts for trading purposes. Our foreign currency forward contracts are generally short term in nature, typically maturing within 90 days or less. We mark to market all contracts at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The net fair value of our foreign currency forward contracts was a net asset of $0.9 million and a net liability of $0.5 million as of November 30, 2009 and May 31, 2009 and was included in prepaid expenses and other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. See Note 8, Fair Value Measurements, for more detail. For the three and six month periods ended November 30, 2009, we recorded net realized and unrealized losses related to foreign currency forward contracts of $1.6 million and $5.9 million, respectively, as compared to net gains of $11.5 million and $14.2 million, for the three and six months periods ended November 30, 2008.  All gains and losses from foreign currency forward contracts have been classified as general and administrative expense in our Condensed Consolidated Statements of Operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2009.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 19, 2009, ePlus, Inc. filed a lawsuit in the United States District Court for the Eastern District of Virginia against Lawson Software, Inc., Perfect Commerce, Inc., SciQuest, Inc. and Verian Technologies, Inc.  The other three defendants subsequently entered into separate confidential settlements and the court dismissed their parts of the lawsuit. The May 2009 complaint alleges that Lawson’s supply chain products infringe three U.S. patents owned by ePlus.  In that complaint, ePlus seeks damages in an undisclosed amount, enhancement of those damages, an attorney’s fee award and an injunction against further infringement.  As part of the subsequent discovery process, ePlus has made unquantified damages allegations for royalties on some or all of our aggregate license, maintenance and services revenues in the United States since October 2003 for our purchase order, inventory control and requisition products.  We are contesting the infringement claims as well as the time frame and scope of products and services associated with ePlus’ damages allegations.  The court has required that ePlus submit its damages expert reports in February 2010.  When ePlus submits its damages expert report, we expect that report to include the dollar amount of damages claimed by ePlus and the royalty percentage and revenue base on which ePlus calculates the alleged damages royalty.  We are vigorously defending this case because we believe we have meritorious defenses, including non-infringement and patent invalidity.  This case is currently scheduled to go to trial in June 2010.  If we are not successful in obtaining summary judgment or other resolution before or at trial, at the conclusion of the trial the jury will decide whether or not ePlus has proved that Lawson has infringed, and whether or not Lawson has proved that the patents are invalid.  If the jury finds that Lawson failed to prove invalidity of the patents, and if the jury finds that ePlus has proved infringement, then the jury will determine the amount of damages payable by Lawson.  Given the inherent unpredictability of litigation and jury trials, we cannot at this time estimate the possible outcome of this lawsuit. Because patent litigation is time consuming and costly to defend, we will continue to incur significant costs defending this case. In addition, in the event of an unfavorable outcome in this matter, it could have a material adverse effect on our future results of operations or cash flows.

On May 20, 2008, a putative class action lawsuit was filed against us in the United States District Court for the Southern District of New York on behalf of current and former business, systems, and technical consultants. The suit, Cruz, et. al., v. Lawson Software, Inc. et. al., alleges that we failed to pay overtime wages pursuant to the Fair Labor Standards Act (FLSA) and state law, and alleges violations of state record-keeping requirements. The suit also alleges certain violations of ERISA and unjust enrichment. Relief sought includes back wages, corresponding 401(k) plan credits, liquidated damages, penalties, interest and attorneys’ fees. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action. We successfully moved the case from the United States District Court for the Southern District of New York to the District of Minnesota. The Minnesota Federal District Court has conditionally certified the case under the FLSA as a collective action and granted our motion to dismiss the two ERISA counts and the state wage and hour claims, but the state wage and hour claims were later re-instated in another motion.  Plaintiffs moved to treat the case as a class action for their Minnesota state law claims, and that motion was denied on January 5, 2010.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock for the three months ended November 30, 2009.  In November 2006, our Board of Directors approved a share repurchase program of up to $100.0 million of our common stock.  The Board of Directors increased this maximum to $200.0 million in April 2007 and to $400.0 million on July 10, 2008.  As of November 30, 2009, approximately $135.2 million remained available for future share repurchases under the board approved program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           We held our Annual Meeting of Stockholders on October 15, 2009. The meeting was held to consider and vote upon: (i) the election of nine directors, (Steven C. Chang, Harry Debes, Peter Gyenes, David R. Hubers, H. Richard Lawson, Michael A. Rocca, Robert A. Schriesheim, Dr. Romesh Wadhwani and Paul Wahl), each for a term of one year; and (ii) ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending May 31, 2010.

(b)           Our stockholders voted on the following matters:

(1) Election of nine directors.  All directors nominated by the Board of Directors were elected.

	Votes	Votes
Nominee	For	Withheld
Steven C. Chang	152,243,544	2,134,430
Harry Debes	152,571,155	1,806,819
Peter Gyenes	151,934,065	2,443,909
David R. Hubers	150,203,012	4,174,962
H. Richard Lawson	103,414,506	50,963,468
Michael A. Rocca	152,248,104	2,129,870
Robert A. Schriesheim	149,982,890	4,395,084
Dr. Romesh Wadhwani	135,756,829	18,621,145
Paul Wahl	152,644,276	1,733,698

(2)   Our stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending May 31, 2010, with 149,360,099 affirmative votes, 5,010,467 negative votes, and 7,408 votes abstaining.

ITEM 5. OTHER INFORMATION

On January 4, 2010, we entered into a compensation arrangement with Stefan Schulz, who was promoted to senior vice president, chief financial officer and principal financial officer effective January 1, 2010.  Under this arrangement, Mr. Schulz will receive (a) an annual base salary of $300,000 and be eligible to receive under the Company’s Executive Leadership Results Plan an annual target incentive bonus of 65% of his annual base salary and (b) a one-time grant of 75,000 nonqualified stock options under the Company’s 1996 Stock Incentive Plan and 24,000 restricted stock units granted under the Company’s 2001 Stock Incentive Plan.  A copy of the letter pertaining to Mr. Schulz’s compensation arrangement is attached to this report as Exhibit 10.3.

ITEM 6. EXHIBITS

See Index to Exhibits on page 49 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 7, 2010

LAWSON SOFTWARE, INC.

By:	/s/ STEFAN B. SCHULZ
Stefan B. Schulz
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS
10.1	Noncompete Agreement dated July 30, 2009, with Collin Balmforth.

10.2	Noncompete Agreement dated July 30, 2009, with Dean Hager.

10.3	Letter dated January 4, 2010 pertaining to the compensation arrangements with Stefan Schulz, Senior Vice President and Chief Financial Officer of the Company.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Harry Debes.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Stefan B. Schulz.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Harry Debes.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Stefan B. Schulz.