Form 10-K/A
period 2009-05-31
Lawson Software, Inc.
filed 2010-03-19
CIK 1344632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of the registrant’s common stock outstanding on July 2, 2009 was 161,509,648.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Lawson Software, Inc. for the 2009 Annual Meeting of Stockholders to be held October 15, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

LAWSON SOFTWARE, INC.

Form 10-K/A

(Amendment No. 1)

Explanatory Note

This amendment to our Annual Report on Form 10-K for our fiscal year ended May 31, 2009, as originally filed with the Securities and Exchange Commission on July 16, 2009, has been filed solely to include a corrected Consent of PricewaterhouseCoopers LLP, Exhibit 23.1, accurately reflecting the date of their Report of Independent Registered Public Accounting Firm as July 15, 2009.  No other revisions are being made to our financial statements or any other disclosures contained in our Form 10-K as originally filed.  This Form 10-K/A speaks as of the original filing date of our Form 10-K and does not reflect events that may have occurred subsequent to the original filing date.  Accordingly, this amendment should be read in conjunction with our original Annual Report on Form 10-K filed on July 16, 2009.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

(b)	Exhibit Listing

The following exhibits are filed as part of this report:

Exhibit Number	Description	Method of Filing
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.3	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Harry Debes	Filed herewith
31.4	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Stefan B. Schulz	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAWSON SOFTWARE, INC.

Dated: March 18, 2010	By:	/s/ STEFAN B. SCHULZ
Stefan B. Schulz
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Act of 1934, the following persons in the capacities and on the dates indicated have signed this Annual Report on Form 10-K/A.

Signature	Title	Date

*	Director, Co-Chairman	March 18, 2010
H. Richard Lawson

*	Director, Co-Chairman	March 18, 2010
Romesh Wadhwani

/s/ HARRY DEBES	President and Chief Executive Officer and	March 18, 2010
Harry Debes	Director (principal executive officer)

*	Director	March 18, 2010
Steven Chang

*	Director	March 18, 2010
David R. Hubers

*	Director	March 18, 2010
Michael A. Rocca

*	Director	March 18, 2010
Paul Wahl

*	Director	March 18, 2010
Peter Gyenes

* /s/ HARRY DEBES		March 18, 2010
Harry Debes Attorney-in-Fact

Index to Exhibits (Item 15(b))

Number	Description
23.1	Consent of PricewaterhouseCoopers LLP
31.3	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Harry Debes
31.4	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Stefan B. Schulz