Form 10-Q
period 2010-02-28
Lawson Software, Inc.
filed 2010-04-09
CIK 1344632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2010

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

The number of shares of the registrant’s common stock outstanding on March 31, 2010 was 161,711,144.

LAWSON SOFTWARE, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	February 28, 2010	May 31, 2009 (1)
	(unaudited)	(as adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$226,346	$414,815
Restricted cash - current	1,043	9,208
Trade accounts receivable, net	135,280	152,666
Income taxes receivable	198	4,242
Deferred income taxes - current	23,776	18,909
Prepaid expenses and other current assets	38,806	52,255
Total current assets	425,449	652,095

Restricted cash - non-current	10,011	1,786
Property and equipment, net	56,355	55,641
Goodwill	556,359	470,274
Other intangible assets, net	169,098	91,701
Deferred income taxes - non-current	44,922	39,835
Other assets	13,947	13,149
Total assets	$1,276,141	$1,324,481
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt - current	$2,537	$4,591
Accounts payable	2,165	14,018
Accrued compensation and benefits	69,146	73,976
Income taxes payable	2,915	4,512
Deferred income taxes - current	15,236	5,652
Deferred revenue - current	199,024	279,041
Other current liabilities	45,692	56,308
Total current liabilities	336,715	438,098

Long-term debt - non-current	222,333	217,333
Deferred income taxes - non-current	43,700	16,827
Deferred revenue - non-current	9,436	13,482
Other long-term liabilities	15,268	14,781
Total liabilities	627,452	700,521
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 750,000 shares authorized; 202,424 and 201,808 shares issued, respectively; 161,439 and 161,476 shares outstanding, at February 28, 2010 and May 31, 2009, respectively	2,024	2,018
Additional paid-in capital	882,531	870,722
Treasury stock, at cost; 40,985 and 40,332 shares at February 28, 2010 and May 31, 2009, respectively	(327,684)	(324,651)
Retained earnings	51,117	40,718
Accumulated other comprehensive income	40,701	35,153
Total stockholders’ equity	648,689	623,960
Total liabilities and stockholders’ equity	$1,276,141	$1,324,481

(1) Adjusted to reflect adoption of the FASB guidance on accounting for convertible debt securities (Note 2)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009 (1)	2010	2009 (1)
		(as adjusted)		(as adjusted)
Revenues:
License fees	$31,804	$24,881	$86,110	$76,067
Maintenance services	89,080	85,806	259,662	264,998
Software revenues	120,884	110,687	345,772	341,065
Consulting	65,083	63,161	193,609	230,056
Total revenues	185,967	173,848	539,381	571,121

Cost of revenues:
Cost of license fees	6,595	4,872	16,929	16,852
Cost of maintenance services	17,352	14,810	49,833	49,057
Cost of software revenues	23,947	19,682	66,762	65,909
Cost of consulting	59,249	62,871	171,027	209,028
Total cost of revenues	83,196	82,553	237,789	274,937

Gross profit	102,771	91,295	301,592	296,184

Operating expenses:
Research and development	22,760	18,209	65,651	62,669
Sales and marketing	42,919	34,203	118,796	123,680
General and administrative	21,224	18,542	60,071	59,996
Restructuring (Note 3)	1,154	3,534	5,905	11,020
Amortization of acquired intangibles	2,699	1,890	6,524	6,875
Total operating expenses	90,756	76,378	256,947	264,240

Operating income	12,015	14,917	44,645	31,944

Other income (expense), net:
Interest income	128	801	691	5,836
Interest expense	(4,514)	(3,852)	(13,558)	(11,752)
Other income (expense), net	165	318	5	591
Total other income (expense), net	(4,221)	(2,733)	(12,862)	(5,325)

Income before income taxes	7,794	12,184	31,783	26,619
Provision for income taxes	6,126	5,967	21,384	21,066
Net income	$1,668	$6,217	$10,399	$5,553

Net income per share:
Basic	$0.01	$0.04	$0.06	$0.03
Diluted	$0.01	$0.04	$0.06	$0.03

Weighted average common shares outstanding:
Basic	161,412	162,675	161,308	164,508
Diluted	165,367	164,648	164,901	166,958

(1) Adjusted to reflect adoption of the FASB guidance on accounting for convertible debt securities (Note 2)

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	February 28,
	2010	2009 (1)
		(as adjusted)
Cash flows from operating activities:

Net income	$10,399	$5,553
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	33,331	29,269
Amortization of debt issuance costs	780	766
Amortization of debt discount	6,365	5,961
Deferred income taxes	5,865	3,617
Provision for doubtful accounts	989	1,078
Warranty provision	3,544	4,704
Net loss on disposal of assets	7	—
Excess tax benefits from stock transactions	(494)	(448)
Stock-based compensation expense	13,258	6,761
Amortization of discounts on marketable securities	—	6
Changes in operating assets and liabilities (net of acquisition):
Trade accounts receivable	34,483	31,796
Prepaid expenses and other assets	16,943	(2,283)
Accounts payable	(13,746)	(10,893)
Accrued expenses and other liabilities	(27,741)	(7,898)
Income taxes payable/receivable	3,549	(2,800)
Deferred revenue	(95,963)	(107,213)
Net cash used in operating activities	(8,431)	(42,024)

Cash flows from investing activities:
Cash paid for acquisition, net of cash acquired	(160,000)	—
Change in restricted cash	27	(8,677)
Proceeds from maturities and sales of marketable securities and investments	4	50,664
Purchases of property and equipment	(13,949)	(20,530)
Net cash (used in) provided by investing activities	(173,918)	21,457

Cash flows from financing activities:
Principal payments on long-term debt	(1,231)	(1,223)
Payments on capital lease obligations	(2,044)	(887)
Cash proceeds from exercise of stock options	2,021	1,957
Excess tax benefit from stock transactions	494	448
Cash proceeds from employee stock purchase plan	1,697	2,157
Repurchase of common stock	(7,423)	(90,966)
Net cash used in financing activities	(6,486)	(88,514)

Effect of exchange rate changes on cash and cash equivalents	366	(17,802)

Net decrease in cash and cash equivalents	(188,469)	(126,883)
Cash and cash equivalents at the beginning of the period	414,815	435,121
Cash and cash equivalents at the end of the period	$226,346	$308,238

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

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by the requirements for Form 10-Q and do not contain all the information and disclosures included in our annual financial statements and notes as required by U.S. GAAP. The Condensed Consolidated Balance Sheet data as of May 31, 2009 and other amounts presented herein as of May 31, 2009 or for the year then ended were derived from our audited financial statements.  The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the fiscal year ended May 31, 2009. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

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

Business Segments

During fiscal 2009 and prior years, we viewed our operations and managed our business as one reportable segment: the development and marketing of computer software and related services including consulting, maintenance and customer support. Beginning in the first quarter of fiscal 2010, we reorganized our operations to provide greater focus on and better serve our targeted vertical markets. With this strategic organizational change, including a workforce realignment, we determined that we have three reportable segments that align with our three industries groups: S3 Strategic Industries, M3 Strategic Industries and General Industries. See Note 15, Segment and Geographic Information, for applicable reportable segment disclosures.

Fiscal Year

Our fiscal year is from June 1 through May 31. Unless otherwise stated, references to the years 2010 and 2009 relate to the fiscal years ended May 31, 2010 and 2009, respectively. References to future years also relate to our fiscal years ending May 31.

Year-to-Date Fiscal 2010 Results of Operations

Our results for the first nine months of fiscal 2010 include reductions to net income of approximately $0.8 million primarily as a result of $1.7 million of additional income tax provision recorded in the first quarter of fiscal 2010 that should have been recorded as a reduction of net income in the fourth quarter of 2009. An additional out-of-period adjustment was recorded in the first quarter of fiscal 2010 that increased pre-tax operating income by $0.9 million, related to the reversal of a services loss reserve that should have been reversed in the first quarter of fiscal 2008.  We have determined that the impact of these out-of-period adjustments recorded in the first quarter of fiscal 2010 were immaterial to our results of operations in all applicable prior interim and annual periods, to our first quarter and year-to-date results of operations for fiscal 2010.  We also expect the impact of the adjustments to be immaterial to our full fiscal 2010 results of operations.

Year-to-Date Fiscal 2009 Results of Operations

Our results for the nine months of fiscal 2009 included reductions to net income of approximately $2.1 million primarily as a result of $1.9 million of under accruals of sales incentive compensation recorded in the first quarter of fiscal 2009 that should have been recorded as a reduction of net income in the fourth quarter of fiscal 2008. These accruals primarily related to sales incentive compensation in EMEA. The fourth quarter fiscal 2008 under accrual was primarily due to the fact that the previous accrual methodology utilized in EMEA did not sufficiently provide for (1) overachievement of sales quotas and related higher commission rates that were achieved in EMEA in fiscal 2008 when license contracting targets were greatly exceeded by various sales personnel, and (2) sales incentives payable to sales management employees. We have taken actions, such as redesigning the sales incentive accrual process and enhancing monitoring controls, to mitigate the potential for replicating this matter.  We have determined that the impact of the sales incentive compensation under accruals, as well as additional out-of-period adjustments recorded in the second quarter of fiscal 2009 that increased pre-tax operating expenses by $0.4 million, primarily related to deferred third-party costs included in costs of license fees, were immaterial to our results of operations in all applicable prior interim and annual periods.

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

Adoption of New Accounting Pronouncements

On September 1, 2009, we adopted the Financial Accounting Standards Board (FASB) guidance on accounting standards codification and hierarchy of generally accepted accounting principles.  This guidance was issued in June 2009 and established the FASB Accounting Standards Codification (the ASC) as the source for authoritative U.S. GAAP. The ASC supersedes all existing non-SEC accounting and reporting standards under U.S. GAAP for nongovernmental entities.  It is not intended to nor does it change existing U.S. GAAP.  Any additions/revisions to U.S. GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU’s).  Our adoption of the ASC did not have any impact on our financial position, results of operations or cash flows.

On June 1, 2009, we adopted the FASB guidance related to accounting for convertible debt instruments with conversion and other options, which impacts the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. This guidance, issued in May 2008, impacts the accounting associated with our $240.0 million senior convertible notes. See Note 10, Long-Term Debt, for additional information regarding our senior convertible notes.  Under this guidance we are required to recognize additional (non-cash) interest expense based on the market rate for similar debt instruments that do not contain a comparable conversion feature. Furthermore, the guidance requires a retrospective adjustment for recognition of interest expense in prior periods.  Accordingly, we have made certain adjustments to the presentation of our 2009 Condensed Consolidated Financial Statements.  Upon adoption of this guidance on June 1, 2009, we began recording additional non-cash interest expense which will total approximately $8.2 million to $8.8 million annually or $2.1 million to $2.4 million per fiscal quarter in fiscal 2010 through fiscal 2012.

The adoption of the guidance on accounting for convertible debt instruments that may be settled in cash upon conversion required us to allocate the $240.0 million proceeds received from the issuance of our senior convertible notes between the applicable debt and equity components.  Accordingly, we have allocated $197.7 million of the proceeds to the debt component of our senior convertible notes and $25.2 million, net of deferred taxes of $15.8 million and debt issuance costs of $1.3 million, to the equity conversion feature.  The debt component allocation was based on the estimated fair value of similar debt instruments without a conversion feature as determined by using a discount rate of 6.77% which represents our estimated borrowing rate for such debt as of the date of our senior convertible notes’ issuance.  The difference between the cash proceeds associated with our senior convertible notes and the debt component was recorded as a debt discount with a corresponding offset to additional paid-in-capital, net of applicable deferred taxes and allocated debt issuance costs, representing the equity conversion feature.  The debt discount that we recorded is being amortized over five years, which is the expected term of our senior convertible notes (April 23, 2007 through April 15, 2012), using the effective interest method resulting in additional non-cash interest expense.  The debt issuance costs have been allocated to the respective debt component and the equity conversion feature resulting in a reclassification of $1.3 million of debt issuance costs to additional paid-in-capital.  The debt issuance costs allocated to the debt component are also being amortized to interest expense over the expected term of our senior convertible notes.  As of February 28, 2010, the remaining period over which the debt discount and debt issuance costs will be amortized is approximately 2.1 years.

The carrying amounts of our senior convertible notes included in our Condensed Consolidated Balance Sheets were as follows (in thousands):

	February 28,	May 31,
	2010	2009
		(as adjusted)
Principal balance	$240,000	$240,000
Debt discount	(19,657)	(26,022)
Senior convertible notes, net	$220,343	$213,978

We have recorded the following interest expense related to our senior convertible notes in the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
		(as adjusted)		(as adjusted)
Coupon rate of interest (2.5% - cash interest)	$1,500	$1,500	$4,500	$4,500
Debt discount amortization (non-cash interest)	2,122	1,987	6,365	5,961
Debt issuance cost amortization	260	260	780	780
Net interest expense	$3,882	$3,747	$11,645	$11,241

The following tables reflect the impact that adoption of the FASB guidance on accounting for convertible debt securities had on our Condensed Consolidated Financial Statements (in thousands, except per share amounts) for the periods presented.

Condensed Consolidated Balance Sheet as of May 31, 2009:

	As Originally Reported	Convertible Debt Adjustments	As Adjusted
Deferred income taxes - non-current (asset)	$49,565	$(9,730)	$39,835
Other assets	13,903	(754)	13,149
Income taxes payable	4,513	(1)	4,512
Long-term debt - non-current	243,355	(26,022)	217,333
Additional paid in capital	845,522	25,200	870,722
Retained earnings	50,379	(9,661)	40,718

Condensed Consolidated Statement of Operations for the three months ended February 28, 2009:

	As Originally Reported	Convertible Debt Adjustments	As Adjusted
Interest expense	$1,931	$1,921	$3,852
Provision from income taxes	6,718	(751)	5,967
Net Income	7,387	(1,170)	6,217
Basic net income (loss) per share	$0.05	$(0.01)	$0.04
Diluted net income (loss) per share	$0.04	$—	$0.04

Condensed Consolidated Statement of Operations for the nine months ended February 28, 2009:

	As Originally Reported	Convertible Debt Adjustments	As Adjusted
Interest expense	$5,988	$5,764	$11,752
Provision from income taxes	23,311	(2,245)	21,066
Net Income (loss)	9,072	(3,519)	5,553
Basic net income (loss) per share	$0.06	$(0.03)	$0.03
Diluted net income (loss) per share	$0.05	$(0.02)	$0.03

Condensed Consolidated Statement of Cash Flows for the nine months ended February 28, 2009:

	As Originally Reported	Convertible Debt Adjustments	As Adjusted
Net income (loss)	$9,072	$(3,519)	$5,553
Amortization of debt issuance costs	963	(197)	766
Amortization of debt discount	—	5,961	5,961
Deferred income taxes	5,913	(2,296)	3,617
Income taxes payable/receivable	(2,851)	51	(2,800)
Net cash used in operating activities	(42,024)	—	(42,024)

Effective June 1, 2008, we adopted the FASB guidance related to fair value measurements. This guidance was issued in September 2006 and establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  In February 2008, the FASB issued additional guidance which removed certain leasing transactions from the scope of these provisions and partially deferred the effective date of this guidance for one year for certain nonfinancial assets and nonfinancial liabilities that are recognized at fair value on a nonrecurring basis (at least annually).  Our June 1, 2008 adoption date for this guidance was effective for financial assets and liabilities and nonfinancial assets and liabilities that are recognized at fair value on a recurring basis.  On June 1, 2009, we adopted the fair value guidance for our non-financial assets and liabilities that are recognized at fair value on a nonrecurring basis. Our adoption of this guidance did not have a significant impact on our financial position, results of operations or cash flows. See Note 9,

Fair Value Measurements.

Effective June 1, 2009, we adopted the FASB guidance related to business combinations, which significantly changed how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. This guidance was issued in December 2007 and establishes principles and requirements for the recognition and measurement of identifiable assets acquired, the liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Some of the changes, such as the accounting for contingent consideration and exclusion of transaction costs from acquisition accounting, may introduce more volatility into earnings. Our accounting for business combinations changed on a prospective basis beginning with business combinations for which the acquisition date was after our adoption date of June 1, 2009, including our January 11, 2010 acquisition of Healthvision.  See Note 4, Business Combinations. In addition, any restructuring liabilities established in connection with integration of an acquired entity will have a negative impact on our future operating results as they will not be accounted for as part of the business combination purchase price but will be expensed when accrued. In relation to previous acquisitions, this guidance requires any release of existing income tax valuation allowances initially established through purchase accounting to be included in our earnings rather than as an adjustment to goodwill. This would have the effect of reducing our income tax provision in future periods when such valuation allowances are reversed.

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

Effective June 1, 2009, we adopted the FASB guidance related to noncontrolling interests in consolidated financial statements.  This guidance, issued in December 2007, changed the accounting and reporting for minority interests, which are to be recharacterized as noncontrolling interests and classified as a separate component of equity rather than as a liability. As of May 31, 2009 and February 28, 2010, there were no noncontrolling interests relating to any of our subsidiaries. Accordingly, our adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

We record our foreign currency forward contracts on our Condensed Consolidated Balance Sheets as either prepaid expenses and other current assets or other current liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively. All gains and losses from foreign currency forward contracts have been classified as general and administrative expense in our Condensed Consolidated Statements of Operations.  See Note 9, Fair Value Measurements, for more detail.   We have recorded the following net fair values of our foreign currency forward contracts and the related net realized and unrealized gains and losses as of and for the periods indicated (in thousands):

	Net Asset		Net Liability
	Prepaid expenses and other current assets		Other current liabilities
Fair values of	February 28,	May 31,	February 28,	May 31,
derivatives not designated as hedging instruments:	2010	2009	2010	2009

Foreign currency forward contracts	$82	$—	$—	$547

	Three Months Ended		Nine Months Ended
Gain (loss) recognized for	February 28,		February 28,
derivatives not designated as hedging instruments:	2010	2009	2010	2009

Foreign currency forward contracts	$5,125	$7,723	$(795)	$20,884

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash equivalents, marketable securities, trade accounts receivable and accounts payable and foreign currency forward contracts for which the current carrying amounts approximate fair values, primarily due to their short periods to maturity. Our long-term debt is carried at its face value, net of applicable debt discount recorded upon adoption of the FASB guidance on accounting for convertible debt securities, as discussed above. The estimated fair value of our 2.5% senior convertible notes, including current maturities, was $235.5 million as of February 28, 2010, based on quoted market prices. The remainder of our long-term debt has fair values that are not materially different from their aggregate carrying values of $4.5 million.

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

Following is a roll forward of our warranty reserve (in thousands):

Balance, May 31, 2009	$7,905
Provision	3,544
Write-offs	(2,710)
Curreny translation effect	(7)
Balance, February 28, 2010	$8,732

3. Restructuring

The following table sets forth the accrual activity for the nine months ended February 28, 2010 related to each of our restructuring plans and the remaining reserve balances (in thousands):

		Restructuring Plan
			Fiscal 2009			Fiscal 2006
		Fiscal			Fiscal		Legacy
	Total	2010	Q4	Q2	2007	Intentia	Lawson
Balance, May 31, 2009	$15,781	$—	$8,651	$3,346	$782	$1,475	$1,527
Provision	4,568	4,568	—	—	—	—	—
Cash Payments	(10,949)	(2,217)	(5,766)	(1,982)	(448)	(198)	(338)
Adjustments to provision	1,337	(227)	326	(87)	(134)	1,459	—
Adjustments to provision-Goodwill	(352)	—	—	—	—	(352)	—
Currency translation effect	643	(183)	674	79	22	51	—
Balance, February 28, 2010	$11,028	$1,941	$3,885	$1,356	$222	$2,435	$1,189

The accruals for severance and related benefits are included in accrued compensation and benefits and the accruals related to exited leased facilities are included in other current and long-term liabilities in our Condensed Consolidated Balance Sheets as of February 28, 2010 and May 31, 2009.

Fiscal 2010 Restructuring

On September 30, 2009, we approved a plan to further restructure our workforce.  Under this plan, we reduced our workforce by approximately 65 employees, or 2.0% of our global workforce.  The majority of the reductions occurred within our consulting practice in our EMEA region.  These actions were undertaken as a further refinement of our new vertical organization, including a resizing of our services business to leverage our partner channel, and in light of current demand for our consulting and implementation services in EMEA. The majority of the actions related to this plan were completed by the end of the second quarter of fiscal 2010.  The restructuring action resulted in pre-tax charges of $4.6 million for severance pay and related benefits which we recorded in the second quarter of fiscal 2010.  Substantially all of this amount will result in future cash expenditures.  During the second and third quarters of fiscal 2010 we made cash payments of approximately $2.2 million for severance pay and related benefits.  In addition, we recorded net adjustments to the accrual of approximately $0.2 million.  As of February 28, 2010, the accrual balance was approximately $1.9 million.  We expect that the majority of the severance and related benefits will be paid within the next 12 months.  Annualized cost and expense savings from these actions are estimated to be approximately $6.0 million.

Fiscal 2009 Restructuring

Fiscal 2009 Q2.  On November 18, 2008, we announced the implementation of cost reduction measures in light of the uncertainty in global economic conditions and in light of other operating margin improvement initiatives. These cost reduction initiatives included a restructuring plan resulting in the reduction of approximately 285 employees and exiting certain leased facilities.  In relation to these actions we recorded a pre-tax charge of approximately $7.9 million in the second quarter of fiscal 2009 and an additional $3.4 million in the third quarter of fiscal 2009. Actions related to severance were substantially completed by February 28, 2009, with related cash payments expected to continue through May 2010. Payments related to the exited facilities are expected to continue through November 2011.

Fiscal 2009 Q4.  On May 18, 2009, we initiated a plan to restructure our workforce in preparation of the vertical realignment of our organizational. The restructuring involved the reduction of our workforce by approximately 150 employees and the consolidation of space in certain of our leased facilities.  Actions related to this plan were completed by the end of our third quarter of fiscal 2010. The plan resulted in pre-tax charges of approximately $5.3 million for severance and related benefits and the consolidation of leased facilities resulted in pre-tax charges of approximately $3.8 million which we recorded in the fourth quarter of fiscal 2009.  We expect the majority of the severance and related benefits to continue through September 2010 while the leased facilities costs will be paid through December 2011.

In relation to the fiscal 2009 restructuring actions, we made cash payments of $5.1 million relating to severance and related benefits and $2.6 million related to the exited facilities during the first nine months of fiscal 2010.  In addition, we recorded net adjustments to the accruals of approximately $0.2 million including additional expenses accrued related to exited leased facilities net of a change to accrued severance and related benefits due to a reduction in the number of affected employees. As of February 28, 2010, we had an accrual of $5.2 million: $1.6 million for severance and related benefits and $3.7 million for the estimated fair value of our liability for the exited facilities.  As of May 31, 2009, the accrual totaled $12.0 million: $6.5 million for severance and related benefits and $5.5 million for the exited facilities.

Fiscal 2007 Restructuring

On February 28, 2007, we restructured our workforce by approximately 250 employees to rebalance our resources between various locations primarily in the U.S., Europe and our global support center in the Philippines. This reduction resulted in a pre-tax charge of $11.9 million which we recorded in the third quarter of fiscal 2007.  As of May 31, 2009 we had an accrual of $0.8 million for severance and related benefits. In the first nine months of fiscal 2010 we paid severance and related benefits of $0.4 million and we recorded $0.1 million in adjustments to reduce the accrual. The accrual balance at February 28, 2010 was approximately $0.2 million. Actions relating to severance were completed in the first quarter of fiscal 2009; however, we expect related cash payments to continue through May 2010.

Fiscal 2006 Restructuring

On April 26, 2006, in conjunction with the business combination with Intentia International AB (Intentia), we approved a plan designed to eliminate employee redundancies in both Intentia and Legacy Lawson.

Fiscal 2006 Legacy Lawson.  Actions related to legacy Lawson included the reduction of approximately 60 employees and the exit of or reduction in leased space. As of May 31, 2009, we had an accrual of $1.5 million for the exit or reduction of leased facilities. In the first nine months of fiscal 2010 we made cash payments of $0.3 million related to exited facilities. The remaining accrual balance at February 28, 2010 was $1.2 million for the exit or reduction of leased facilities. Actions relating to severance were completed in the first quarter of fiscal 2008. We expect cash payments related to exited facilities to continue through July 2011.

Fiscal 2006 Intentia. Actions related to Intentia included the reduction of approximately 125 employees and the exit of or reduction in leased space. As of May 31, 2009, we had an accrual of $1.5 million for the exit or reduction of leased facilities. We made cash payments of $0.2 million related to exited facilities in the first nine months of fiscal 2010.  During fiscal 2010, we made net adjustments to increase the accrual related to lease exit costs by approximately $1.1 million for changes in estimates relating to the original lease restructuring plan.  During the second quarter of fiscal 2010, we made adjustments to reduce lease exit costs of approximately $0.4 million for changes in estimates relating to the original lease restructuring plan.  These adjustments resulted in a reduction of acquired goodwill.  In addition, we recorded a $1.5 million increase in our lease accrual in the third quarter of fiscal 2010 as a result of an early exit by a subtenant.  The remaining accrual as of February 28, 2010 was $2.4 million related to the accrual for the exit or reduction of leased space. Actions relating to severance were completed in the third quarter of fiscal 2008. We expect cash payments related to exited facilities or reduced space to continue through June 2012.

As a result of our restructuring plans and the realignment of our workforce, we have experienced cost savings from the lower facility expenses and reduced headcount and expect these savings to continue.

4. Business Combination

On January 11, 2010, we completed our acquisition of Healthvision through the acquisition of all the outstanding stock of privately held Quovadx Holdings, Inc., Healthvision’s parent holding company.  Healthvision is a Dallas-based company providing integration and application technology and related services to hospitals and large healthcare organizations.  We believe the acquisition of Healthvision is a strategic fit for our S3 Strategic Industries segment.  The results of operations of Healthvision have been included in our Condensed Consolidated Statements of Operations from the date of acquisition.  Healthvision contributed revenues of $4.6 million and an operating loss of $2.7 million in the current fiscal quarter related to their operations from January 11 through February 28, 2010.

The cash purchase consideration totaled approximately $160.0 million in cash, net of approximately $10.4 million of acquired cash.  We funded the purchase price from our available cash.  The final purchase price is subject to certain post-closing adjustments.  We used the acquisition method to account for the acquisition in accordance with the FASB guidance on accounting for business combinations.  Under the acquisition method, the purchase price was allocated to, and we recognized the fair values of, Healthvision’s tangible and intangible assets acquired and liabilities assumed.  The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired has been recorded as goodwill. See Note 7, Goodwill and Intangible Assets.  The goodwill from this transaction arises from the benefits we expect to achieve from the additional revenue potential provided by our expanded product offerings and increased access to customers in our healthcare vertical within our S3 Strategic Industries segment.

Transaction and merger related integration costs of $0.5 million and $0.7 million, respectively, associated with Healthvision have been expensed as incurred and are reflected in our results of operations for the third quarter ended February 28, 2010 in general and administrative expenses.  These integration costs include approximately $0.3 million of severance and related benefits resulting from the elimination of certain positions that became redundant in the integration of Healthvision’s operations.  A majority of the affected employees will be working through the transition of their responsibilities and will be terminated during the next nine months.

We are responsible for determining the fair values of the acquired assets and liabilities. These fair values were based on our estimates as of the acquisition date of January 11, 2010 and were based on a number of factors, including valuations.  Identified intangible assets acquired included existing technology, existing customer relationships and trade names.  We used variations of the income approach method to value the intangible assets.  Under these methods, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate.  The valuation of the existing technology and trade names were based on the relief-from-royalty method, and existing customer relationships were valued using the excess earnings method.   The royalty rates used in the relief from royalty method were based on both a return-on-asset method and market comparable rates.  Our estimates of fair value and resulting allocation of purchase price are preliminary as of February 28, 2010.  We are in the process of finalizing certain purchase consideration adjustments and the valuation of certain deferred tax liabilities and the final allocation of the adjusted purchase consideration may differ from the information presented in these unaudited Condensed Consolidated financial statements.  We do not anticipate that any changes would be materially different from the amounts presented below.

The following table summarizes our preliminary allocation of the Healthvision purchase consideration (in thousands):

Accounts receivable, net	$19,519
Identified intangible assets:
Existing technology	45,500
Existing customer relationships	46,000
Trade names	4,000
Goodwill	78,799
Deferred revenue	(10,028)
Deferred tax liabilities, net	(22,126)
All other net tangible assets (liabilities), net of cash acquired	(1,664)
Total fair value of purchase	$160,000

In general, goodwill is deductible for tax purposes when, in conjunction with a stock acquisition, the acquired company has previously deductible tax basis goodwill.  Accordingly, $6.1 million of the goodwill we recorded in relation to our acquisition of Healthvision is amortizable for tax purposes.

The following unaudited pro forma financial information is based on historical financial information of Lawson and Healthvision giving effect to the acquisition as if it had occurred at the beginning of the fiscal year for each period presented and applying certain assumptions and pro forma adjustments.  These pro forma adjustments primarily relate to the amortization of acquired intangibles, recognition of deferred revenues, interest income, interest expense and the estimated impact on our income tax provision.  We believe that the assumptions used and the adjustments made are reasonable given the information available to us as of the date of this Form 10-Q.  This pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition occurred at such earlier times or of the results that may be achieved in the future.   In addition, these pro forma financial statements do not reflect the realization of any cost savings that we may achieve from operating efficiencies, synergies or other restructuring activities that may result from the acquisition.

The following table summarizes the pro forma financial information of the combined Lawson and Healthvision as if the acquisition closed at the beginning of the fiscal year for each period presented (in thousands except per share data):

	February 28,		February 28,
	2010	2009	2010	2009
Total revenues	$194,780	$190,165	$577,674	$613,896
Net income	$2,610	$7,912	$13,984	$8,975
Net income per share - Basic	$0.02	$0.05	$0.09	$0.05
Net income per share - Diluted	$0.02	$0.05	$0.08	$0.05

5. Share-Based Compensation

We account for share-based compensation in accordance with the FASB guidance on share based payments.  This guidance requires us to estimate the fair value of our share-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model which requires the input of significant assumptions including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the applicable risk-free interest rate. The value of the portion of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our Consolidated Statements of Operations.

The fair value of restricted stock and restricted stock unit awards (together restricted stock awards) is estimated based on the grant date market value of our common stock.  For service-based restricted stock awards, compensation expense is recognized on a straight-line basis over the related service period.  For performance-based restricted stock awards vesting is based on obtaining certain performance targets (currently based on our non-GAAP operating margin percentage), compensation expense is recognized over the related service period based on management’s assessment of the probability of meeting such targets.  In general, we begin to recognize applicable compensation expense when we believe it is probable that the related performance targets will be met and no compensation expense is recorded, and any previously recognized expense reversed, when achievement of the performance target is not assessed as probable.  We assess the likelihood or probability of achieving the performance target for these awards at the end of each quarterly reporting period. These performance-based awards will be cancelled and forfeited if the applicable performance targets are not met.

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

The following table presents share-based compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009

Cost of revenues	$1,976	$370	$3,776	$662
Research and development	448	162	629	460
Sales and marketing	2,947	453	5,798	1,453
General and administrative	887	1,041	3,055	4,186
Stock-based compensation expense, before income tax	6,258	2,026	13,258	6,761
Income tax benefit	(2,409)	(780)	(5,105)	(2,603)
Stock-based compensation expense, net of tax	$3,849	$1,246	$8,153	$4,158

As of February 28, 2010, we had the following unrecognized share-based compensation which we expect to recognize over the weighted average periods indicated (in thousands):

	Outstanding Stock Options	Restricted Stock Awards
Unrecognized compensation expense	$9,777	$20,326
Recognition period	1.42 years	1.48 years

6. Trade Accounts Receivable

The components of our trade accounts receivable were as follows (in thousands):

	February 28,	May 31,
	2010	2009
Trade accounts receivable	$119,840	$141,436
Unbilled accounts receivable	19,836	14,752
Less: allowance for doubtful accounts	(4,396)	(3,522)
Trade accounts receivable, net	$135,280	$152,666

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to our customers because the amounts were earned but not contractually billable as of the balance sheet date.

7. Goodwill and Intangible Assets

The change in the carrying amount of our goodwill by reportable segment for the nine months ended February 28, 2010 was as follows (in thousands):

	S3 Strategic Industries	M3 Strategic Industries	General Industries	Consolidated Total
Balance, May 31, 2009 (1)	$201,885	$85,505	$182,884	$470,274
Goodwill acquired	78,799	—	—	78,799
Goodwill adjustments	(368)	(156)	(333)	(857)
Currency translation effect	2,986	1,643	3,514	8,143
Balance, February 28, 2010	$283,302	$86,992	$186,065	$556,359

(1)         Reflects the reporting segment structure effective beginning in the first quarter of fiscal 2010.  In fiscal 2009 and prior years we operated as one reportable segment. See Note 15, Segment and Geographic Information.

Goodwill acquired during the first nine months of fiscal 2010 totaled $78.8 million related to our acquisition of Healthvision (See Note 4, Business Combinations).  The Healthvision goodwill relates to our S3 Strategic Industries reportable segment.

We recorded net adjustments of $0.9 million to reduce goodwill during the first nine months of fiscal 2010.  These adjustments included approximately $0.5  million related to net adjustments to our acquired income tax assets and liabilities related to our Intentia acquisition (see Note 11, Income Taxes) and $0.4 million related to our fiscal 2006 lease restructuring plan. See Note 3, Restructuring.

In accordance with the FASB guidance related to goodwill and other intangible assets, we are required to assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred.  We conduct our annual impairment test in the fourth quarter of each fiscal year.

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

The results of our most recent annual assessment performed at the end of fiscal 2009 did not indicate any impairment of our goodwill.  During the first quarter of fiscal 2010, with our strategic reorganization and workforce realignment, we determined that we now operate under three reportable segments: S3 Strategic Industries, M3 Strategic Industries and General Industries. See Note 15, Segment and Geographic Information, for additional information regarding our reportable segments.  For purposes of our goodwill impairment testing, we have determined that we have four reporting units: S3 Strategic Industries group, M3 Strategic Industries group, the services industries component of our General Industries group and the manufacturing & distribution component of our General Industries group. Upon this change from one reporting unit to four reporting units, effective June 1, 2009, we were required to allocate our goodwill to each reporting unit based upon their relative fair values and we were required to perform a step one goodwill impairment test.

For purposes of allocating our recorded goodwill to our new reporting units, we estimated their fair values using a combination of an income approach (discounted cash flow method) and a market approach (market comparable method).  Based on the results of the first step of our impairment test, the fair value exceeded the carrying value of the net assets for all of our reporting units.  The calculated fair values of our reporting units exceeded their carrying values by amounts between approximately $27.0 million and $247.0 million, or 52.0% to 158.0% of the reporting unit carrying values, as of June 1, 2009.  Accordingly, there was no impairment of our goodwill.  We have no accumulated impairment charges related to our goodwill.

Intangible assets subject to amortization were as follows (in thousands):

	February 28, 2010			May 31, 2009
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Estimated
	Amounts	Amortization	Net	Amounts	Amortization	Net	useful lives
Maintenance contracts	$22,940	$18,974	$3,966	$22,940	$17,511	$5,429	Term
Technology	141,739	54,815	86,924	96,643	45,596	51,047	3-10 years
Client lists	10,230	8,664	1,566	10,323	7,907	2,416	4-10 years
Customer relationships	99,367	26,731	72,636	53,917	21,308	32,609	12 years
Trademarks/Trade names	9,306	5,414	3,892	5,263	5,263	—	2 years
Order backlog	5,853	5,853	—	5,728	5,728	—	1 year
Non-compete agreements	3,786	3,672	114	3,568	3,368	200	5 years
	$293,221	$124,123	$169,098	$198,382	$106,681	$91,701

We amortize our intangible assets using underlying cash flow projections and accelerated and straight-line methods which approximate the proportion of future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset. The balances reflected in the above table as of February 28, 2010 include the intangible assets acquired in our acquisition of Healthvision and applicable accumulated amortization (See Note 4, Business Combinations).  For the comparable three months ended February 28, 2010 and 2009, amortization expense for intangible assets was $7.1 million and $5.5 million, respectively.  Amortization expense for intangible assets was $17.0 million and $17.2 million for the comparable nine months ended February 28, 2010 and 2009, respectively.  Net intangible assets increased from May 31, 2009 to February 28, 2010 by approximately $0.9 million due to the effect of currency translation. Amortization expense is reported as a component of cost of revenues and as amortization of acquired intangibles in our Consolidated Statements of Operations.

We review our intangible assets for potential impairment whenever events or changes in circumstances indicate that their remaining carrying value may not be recoverable pursuant to the FASB guidance on accounting for the impairment or disposal of long-lived assets.  Due to the change in our reporting structure in the first quarter of fiscal 2010, we reassessed the recoverability of our intangible assets’ carrying values and determined that there was no impairment to be recognized as of June 1, 2009.

The estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

2010 (remaining 3 months)	$7,935
2011	29,912
2012	25,896
2013	22,427
2014	18,478
Thereafter	64,450
$169,098

8. Deferred Revenue

The components of deferred revenue were as follows (in thousands):

	February 28,	May 31,
	2010	2009
License fees	$41,362	$55,667
Maintenance services	152,236	224,115
Consulting	14,862	12,741
Total deferred revenue	208,460	292,523
Less current portion	(199,024)	(279,041)
Deferred revenue - non-current	$9,436	$13,482

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our renewal dates occur in the third and fourth quarters of our fiscal year with revenues being recognized ratably over the applicable service periods. In addition to the cyclical nature of our deferred maintenance revenue, the decrease in the February 28, 2010 balance as compared to May 31, 2009 was primarily related to the recognition of certain deferred license fees revenues in the first half of fiscal 2010 primarily relating to contracts entered into in the fourth quarter of fiscal 2009 under our targeted sales campaign offered to our existing S3 customer base.  Deferred revenue balances related to our acquisition of Healthvision are included in the balances as of February 28, 2010 (See Note 4, Business Combinations).

9. Fair Value Measurements

As previously discussed, effective June 1, 2008, we adopted the FASB guidance for financial assets and liabilities and nonfinancial assets and liabilities that are recognized at fair value on a recurring basis.  We adopted this guidance for non-financial asset and liabilities that are recognized at fair value on a nonrecurring basis effective June 1, 2009.  This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as an “exit price” which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or liability. The above mentioned guidance also requires the use of valuation techniques to measure fair values that maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions and inputs, the guidance establishes a fair value hierarchy which identifies and prioritizes three levels of inputs to be used in measuring fair value.

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

We measure certain financial assets and liabilities at fair value including our cash equivalents and foreign currency forward contracts. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis as of February 28, 2010 (in thousands):

	Fair Value Measurements Using Inputs Considered as			Fair Value at
	Level 1	Level 2	Level 3	February 28, 2010
Assets
Cash equivalents	$—	$65,178	$—	$65,178
Foreign currency forward contracts	—	1,164	—	1,164
Total	$—	$66,342	$—	$66,342

Liabilities
Foreign currency forward contracts	$—	$1,082	$—	$1,082
Total	$—	$1,082	$—	$1,082

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

Foreign currency forward contracts are valued based on observable market spot and forward rates as of our reporting date and are included in Level 2 inputs in the above table. We use these derivative instruments to mitigate non-functional currency transaction exposure. All contracts are recorded at fair value and marked-to-market values at the end of each reporting period and realized and unrealized gains and losses are included in general and administrative expenses in our Condensed Consolidated Statements of Operations. The $0.1 million net asset related to the fair value of our foreign currency forward contracts was included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.

In addition to the financial assets and liabilities included in the above table, certain of our nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable U.S. GAAP.  This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized.  As of February 28, 2010 we had not recorded any impairment related to such assets and we had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

We did not elect to apply the FASB guidance related to the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of February 28, 2010 our material financial assets and liabilities not carried at fair value include our trade accounts receivable and accounts payable which are reported at their current carrying values which we believe approximate their fair values.

10. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	February 28,	May 31,
	2010	2009
		(as adjusted)
Senior convertible notes, interest at 2.5%	$240,000	$240,000
Debt discount	(19,657)	(26,022)
Car loans, interest at average rate of 4.7%	3,447	4,384
Capital lease obligations, interest at 7.9%	1,080	3,562
Total long-term debt	224,870	221,924
Less current maturities	(2,537)	(4,591)
Total long-term debt - non-current	$222,333	$217,333

In April 2007, we issued $240.0 million in aggregate principal amount of 2.5% senior convertible notes with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012. The notes bear interest at a rate of 2.5% per annum, which is payable semi-annually in arrears, on April 15 and October 15 of each year, beginning October 15, 2007. The notes do not contain any restrictive financial covenants.  The notes are convertible, at the holders’ option, into cash and, if applicable, shares of our common stock based on an initial conversion rate of 83.2293 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $12.02 per share (which reflects a 35.0% conversion premium based on the closing sale price of $8.90 per share of Lawson common stock as reported by NASDAQ on April 17, 2007).  In connection with the issuance of the notes, we entered into a registration rights agreement with the initial purchasers of the notes. On August 16, 2007, we filed the shelf registration statement, which became effective on that date. On October 19, 2009, all securities that remained unsold under the registration statement were deregistered as our contractual obligation to maintain the shelf registration terminated.  See Note 7, Long-Term Debt and Credit Facilities, in Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for our fiscal year ended May 31, 2009 and Note 2, Summary of Significant Accounting Policies - Adoption of New Accounting Pronouncements, above for additional information regarding our accounting for these notes.

We had certain business relationships with Lehman Brothers OTC Derivatives Inc. (Lehman OTC), including a convertible note hedge transaction and a warrant transaction both entered into as part of the issuance of our senior convertible notes and an accelerated share repurchase transaction, see Note 16, Repurchase of Common Shares.  The bankruptcy filing of Lehman Brothers Holdings Inc. (Lehman Holdings) on September 15, 2008, as guarantor under the convertible note hedge transaction, and the bankruptcy filing by Lehman OTC on October 3, 2008, were events of default under the hedge transaction and warrant agreements. As a result of these defaults, we exercised our rights to terminate both the convertible note hedge transaction and the warrant transaction on October 10, 2008.  Accordingly, for financial reporting purposes, we recorded the estimated fair value of the related hedge transaction asset and the warrant liability during the second quarter of fiscal 2009, resulting in a decrease in our stockholders’ equity equal to the net amount of the recorded asset and liability. As of February 28, 2010, our claim against Lehman Holdings and Lehman OTC and Lehman Holdings’ and Lehman OTC’s claim against us had not been resolved.

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

We have an uncommitted credit facility that consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $4.2 million (30.0 million Swedish Krona). The facility is collateralized by a corporate letter of guarantee by Lawson Software, Inc. As of February 28, 2010, an insignificant amount was outstanding under the guarantee line and approximately $4.2 million was potentially available under the guarantee line.

11. Income Taxes

Our quarterly income tax expense is measured using an estimated annual effective tax rate for the period.  For the nine months ended February 28, 2010, our estimated annual global effective tax rate was 45.8% after considering those entities for which no tax benefit from operating losses is expected to occur during the year as a result of such entities requiring a full valuation allowance against current year losses.  We estimate our annual effective tax rate on a quarterly basis and make any necessary changes to adjust the rate for the applicable year-to-date period based upon the annual estimate. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income, changes in the jurisdictional mix of the forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities or impacts from enacted tax law changes.  We identify items which are unusual and non-recurring in nature and treat these as discrete events. The tax effect of discrete items are recorded entirely in the quarter in which the discrete event occurs.

Our income tax expense and overall effective tax rates were as follows for the periods indicated (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
Income tax expense	$6,126	$5,967	$21,384	$21,066
Effective tax rate	78.6%	49.0%	67.3%	79.1%

The rate for the quarter ended February 28, 2010 was unfavorably impacted by 26.8 percentage points for unbenefitted foreign losses and changes in the jurisdictional mix of the forecasted annual operating income.  In addition, the rate for the current quarter was unfavorably impacted by 4.0 percentage points as a result of income tax return to income tax provision true-ups.

As of February 28, 2010, we have recorded a liability of approximately $8.6 million for unrecognized tax benefits related to uncertain tax positions, all of which would affect earnings and the effective tax rate, if recognized.  We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of our income tax expense.  During the three and nine months ended February 28, 2010 we recognized approximately $0.1 million and $0.3 million of interest and had $1.0 million accrued for the payment of interest as of February 28, 2010.  Interest recognized for the three and nine months ended February 28, 2009 was less than $0.1 million and $0.3 million, respectively.

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

During fiscal 2010, we adjusted certain income tax assets and liabilities related to our Intentia acquisition resulting in a reduction to goodwill of approximately $0.5 million. See Note 7, Goodwill and Intangible Assets.

12. Per Share Data

We compute net income per share in accordance with the FASB guidance on earnings per share. Under this guidance, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus the weighted average of dilutive shares outstanding during the period. In addition, in periods of net loss, all potentially dilutive common shares are excluded from our computation of diluted weighted average shares outstanding, as their inclusion would have an anti-dilutive effect on net loss per share. We use the treasury stock method to calculate the weighted average dilutive shares related to “in-the-money” stock options and warrants, unvested restricted stock awards and shares issuable under our employee stock purchase plan. The dilutive effect of our senior convertible notes is calculated based on the average market price of our common stock during the applicable period and the senior convertible notes’ conversion price. The senior convertible notes are excluded from our computation of diluted earnings per share when the per share conversion price is greater than the average market price of our common stock during the applicable periods.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
		(as adjusted)		(as adjusted)
Basic net income per share computation:

Net income	$1,668	$6,217	$10,399	$5,553
Weighted average common shares - basic	161,412	162,675	161,308	164,508
Basic net income per share	$0.01	$0.04	$0.06	$0.03

Diluted net income per share computation:

Net income	$1,668	$6,217	$10,399	$5,553
Diluted weighted average shares calculation:
Weighted average common shares	161,412	162,675	161,308	164,508
Net dilutive effect of:
Stock options	1,970	1,364	1,943	1,932
Restricted stock awards	1,967	587	1,632	493
ESPP shares	18	22	18	25
Weighted average common shares - diluted	165,367	164,648	164,901	166,958
Diluted net income per share	$0.01	$0.04	$0.06	$0.03

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

The following table sets forth potentially dilutive weighted average shares which were excluded from our computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
Stock options	7,051	11,637	6,964	6,533
Restricted stock units	21	59	11	39
Total potentially dilutive shares	7,072	11,696	6,975	6,572

13. Comprehensive Income (Loss)

The following table summarizes the components of other comprehensive income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
		(as adjusted)		(as adjusted)
Net income	$1,668	$6,217	$10,399	$5,553
Unrealized (loss) gain on investments (1)	12	(22)	4	(14)
Pension unrealized gain	(141)	—	140	—
Foreign currency translation adjustment	(30,081)	(17,797)	5,404	(120,152)
Other comprehensive income (loss)	(30,210)	(17,819)	5,548	(120,166)
Comprehensive income (loss)	$(28,542)	$(11,602)	$15,947	$(114,613)

(1)           The unrealized gain (loss) on investments in the above table are net of taxes (tax benefits) of $(4) and $12 for the comparable three months and $(3) and $7 for the comparable nine months ended February 28, 2010 and 2009, respectively.

Total accumulated other comprehensive income and its components for the periods presented were as follows (in thousands):

	February 28,	May 31,
	2010	2009
Foreign currency translation adjustment	$37,628	$32,224
Pension unrealized actuarial gain	3,074	2,934
Unrealized loss on investments	(1)	(5)
Accumulated other comprehensive income	$40,701	$35,153

On April 2, 2010, our Benefits Committee approved a plan to modify our defined benefit pension plan in Norway (the Plan) such that beginning on May 31, 2010, active participants in the Plan will no longer accumulate benefits for their services.  Assets equivalent to the accumulated benefits of all active participants in the Plan will be transferred to a newly-established defined contribution plan.  All retired participants will continue to receive benefits under the Plan.  We expect this modification of the Plan to result in a pre-tax gain of between $3.0 and $4.0 million in the fourth quarter of fiscal 2010.

14. Commitments and Contingencies

Legal

On January 21, 2010, JuxtaComm-Texas Software, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas against Lawson Software, Inc., Lawson Software Americas, Inc. and 20 other defendants.  One of the defendants, Seco Tools, Inc. is a Lawson customer.  Under the terms of our customer license agreement, we have agreed to defend and indemnify Seco Tools in this lawsuit.  The complaint alleges that Lawson and the other defendants infringe United States Patent No. 6,195,662 entitled “System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems.”  JuxtaComm seeks damages in an undisclosed amount, enhancement of those damages, an attorneys’ fee award and an injunction against further infringement.  We plan to vigorously defend this case.  Because the complaint does not identify which of our products allegedly infringes this patent, and given the inherent unpredictability of litigation and jury trials, we cannot at this time estimate the possible outcome of this lawsuit. Because patent litigation is time consuming and costly to defend, we will continue to incur significant costs defending this case. In addition, in the event of an unfavorable outcome in this matter, it could have a material adverse effect on our future results of operations or cash flows.

On May 19, 2009, ePlus, Inc. filed a lawsuit in the United States District Court for the Eastern District of Virginia against Lawson Software, Inc., Perfect Commerce, Inc., SciQuest, Inc. and Verian Technologies, Inc.  The other three defendants subsequently entered into separate confidential settlements and the court dismissed their parts of the lawsuit. The May 2009 complaint alleges that Lawson’s supply chain products infringe three U.S. patents owned by ePlus.  In that complaint, ePlus seeks damages in an undisclosed amount, enhancement of those damages, an attorneys’ fee award and an injunction against further infringement.  As part of the subsequent discovery process, ePlus has made unquantified damages allegations for royalties on some or all of our aggregate license, maintenance and services revenues in the United States since October 2003 for our purchase order, inventory control and requisition products.  We are contesting the infringement claims and validity of the patents as well as the time frame and scope of products and services associated with ePlus’ damages allegations.  The court has required that ePlus submit its damages expert reports in May 2010.  When ePlus submits its damages expert report, we expect that report to include the dollar amount of damages claimed by ePlus and the royalty percentage and revenue base on which ePlus calculates the alleged damages royalty.  We are vigorously defending this case because we believe we have meritorious defenses, including non-infringement and patent invalidity.  This case is currently scheduled to go to trial in September 2010.  If we are not successful in obtaining summary judgment or other resolution before or at trial, at the conclusion of the trial the jury will decide whether or not ePlus has proved that Lawson has infringed, and whether or not Lawson has proved that the patents are invalid.  If the jury finds that Lawson failed to prove invalidity of the patents, and if the jury finds that ePlus has proved infringement, then the jury will determine the amount of damages payable by Lawson.  Given the inherent unpredictability of litigation and jury trials, we cannot at this time estimate the possible outcome of this lawsuit. Because patent litigation is time consuming and costly to defend, we will continue to incur significant costs defending this case. In addition, in the event of an unfavorable outcome in this matter, it could have a material adverse effect on our future results of operations or cash flows.

On May 20, 2008, a putative class action lawsuit was filed against us in the United States District Court for the Southern District of New York on behalf of current and former business, systems, and technical consultants. The suit, Cruz, et. al., v. Lawson Software, Inc. et. al., alleges that we failed to pay overtime wages pursuant to the Fair Labor Standards Act (FLSA) and state law, and alleges violations of state record-keeping requirements. The suit also alleges certain violations of ERISA and unjust enrichment. Relief sought includes back wages, corresponding 401(k) plan credits, liquidated damages, penalties, interest and attorneys’ fees. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action. We successfully moved the case from the United States District Court for the Southern District of New York to the District of Minnesota. The Minnesota Federal District Court conditionally certified the case under the FLSA as a collective action and granted our motion to dismiss the two ERISA counts and the state wage and hour claims.  Plaintiffs moved for Rule 23 class certification but the Court denied their motion.  At the present time, the size of the class is limited to the 72 consultants who elected to participate in the lawsuit by filing opt-in forms.  As permitted by the present scheduling order, we plan to file a motion for summary judgment asking for dismissal of remaining class members based on their performance of exempt duties and/or making more than $100,000 per year.

We accumulated information regarding Intentia customer claims and disputes that arose before our acquisition of Intentia in April 2006.  The original charge to establish the reserve for these claims and disputes recorded in fiscal 2006, and the subsequent adjustment in fiscal 2007, were recorded to goodwill as part of the purchase accounting related to our acquisition of Intentia.  Adjustments to the reserve recorded in fiscal 2008 and 2009 were reflected in general and administrative expenses in our Consolidated Statements of Operations in the applicable periods as the reductions occurred outside the period in which adjustments to purchase accounting were allowed.  In the first and second quarters of fiscal 2009, certain of these claims and disputes settled at amounts lower than anticipated and our estimated reserve requirements were reduced by $1.8 million and $0.4 million, respectively. In the second quarter of fiscal 2010, we recorded an adjustment to the reserve in the amount of $0.7 million.  The applicable reserve is recorded at present value and is expected to be consumed through a combination of cash payments, accounts receivable write-offs and free services over the next 12 to 15 months.  As of February 28, 2010 and May 31, 2009, we had remaining accruals of approximately $1.2 million and $1.9 million, respectively, related to these Intentia disputes that arose before the acquisition. We expense our defense costs during the period incurred. If the aggregate settlement costs or judgments exceed the fair value estimate established as part of the purchase price adjustment, the excess costs would be expensed in the period when the additional charge is both probable and can be reasonably estimated.

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

Indemnification Guarantee Agreements and Employment Agreements

In the normal course of business, we license our software products to customers under end-user license agreements and to certain resellers or other business partners under business partner agreements.  We also enter into services agreements with customers for the implementation of our software. We may subcontract these services to our business partners.  These agreements generally include certain provisions for indemnifying our customer or business partner against losses, expenses and liabilities from damages that may be awarded against them if our software, or the third-party-owned software we resell, is found to infringe a patent, copyright, trademark or other proprietary right of a third-party.  We have also entered into various employment agreements with certain executives and other employees which provide for severance payments subject to certain conditions and events.  We believe our exposure under these various indemnification and employment agreements is minimal and accordingly, we have not accrued any liabilities related to these agreements as of February 28, 2010.

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

15. Segment and Geographic Information

We are a global provider of enterprise software, services and support.  We target customers in specific industries as well as the horizontal market for our strategic human capital management product line. We serve customers in the Americas, EMEA and APAC geographic regions.  We determine our reportable operating segments in accordance with the provisions in the FASB guidance on segment reporting, which establishes standards for, and requires disclosure of, certain financial information related to our operating segments and geographic regions.  Factors used to identify our reportable operating segment(s) include the financial information regularly utilized for evaluation by our chief operating decision-maker (CODM) in making decisions about how to allocate resources and in assessing our performance.  We have determined that our CODM, as defined by this segment reporting guidance is our Chief Executive Officer (CEO).

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

Within our organization, multiple sets of information are available reflecting various views of our operations including vertical, geographic and/or functional information.  However, the main financial information provided to and used by our CODM to assist in making operational decisions, allocating resources and assessing our performance reflects revenues, controllable costs and controllable margin by segment (which are our industries groups; S3 Strategic Industries, M3 Strategic Industries and General Industries).  Segment controllable costs include costs of applicable license fees and other direct costs: costs of resources dedicated to each industries group, direct general and administrative expenses and allocations related to our professional services organization.  The resulting segment controllable margin is the financial measure by which each segment and management’s performance is measured.  Segment controllable margin does not include an allocation of non-dedicated resources that support our entire organization or other corporate shared-services.  These unallocated expenses relate to our functional areas or competency centers: global sales operations, customer support, nearly all marketing, nearly all development and product management, and general and administrative functions: executive management, finance, human resources, legal, facilities and information technology services.  Certain other costs are also excluded from segment controllable margin and are included in competency center and other unallocated expenses including share-based compensation and pre-merger claims reserve adjustments.  In addition, restructuring charges and amortization of acquired intangibles are not allocated to our reportable segments. We do not have any intercompany revenue recorded between our reportable segments.  The accounting policies for all of our reportable segments are the same as those used in our consolidated financial statements as detailed in Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and updated herein.

The following table presents financial information for our reportable segments for the periods indicated (in thousands):

	S3 Strategic	M3 Strategic	General
Three Months Ended:	Industries	Industries	Industries	Total
February 28, 2010
Segment revenues
License fees	$12,730	$11,744	$7,330	$31,804
Maintenance services	37,099	19,328	32,653	89,080
Software revenues	49,829	31,072	39,983	120,884
Consulting	21,151	28,983	14,949	65,083
Total segment revenues	70,980	60,055	54,932	185,967

Segment controllable costs	33,423	41,475	19,575	94,473
Segment controllable margin	$37,557	$18,580	$35,357	91,494

Unallocated expenses
Competency center, corporate shared-services and other unallocated expenses				75,626
Restructuring				1,154
Amortization of acquired intangibles				2,699
Total unallocated expenses				79,479
Consolidated - Operating income				12,015
Other income (expense), net				(4,221)

Consolidated - Income before income taxes				$7,794

February 28, 2009 (1)
Segment revenues
License fees	$9,555	$7,895	$7,431	$24,881
Maintenance services	34,257	18,137	33,412	85,806
Software revenues	43,812	26,032	40,843	110,687
Consulting	17,960	25,037	20,164	63,161
Total segment revenues	61,772	51,069	61,007	173,848

Segment controllable costs	30,488	38,218	28,993	97,699
Segment controllable margin	$31,284	$12,851	$32,014	76,149

Unallocated expenses
Competency center, corporate shared-services and other unallocated expenses				55,808
Restructuring				3,534
Amortization of acquired intangibles				1,890
Total unallocated expenses				61,232
Consolidated - Operating income				14,917
Other income (expense), net				(2,733)

Consolidated - Income before income taxes				$12,184

	S3 Strategic	M3 Strategic	General
Nine Months Ended:	Industries	Industries	Industries	Total
February 28, 2010
Segment revenues
License fees	$33,549	$33,334	$19,227	$86,110
Maintenance services	106,636	54,612	98,414	$259,662
Software revenues	140,185	87,946	117,641	345,772
Consulting	59,468	84,931	49,210	193,609
Total segment revenues	199,653	172,877	166,851	539,381

Segment controllable costs	87,535	121,426	62,891	271,852
Segment controllable margin	$112,118	$51,451	$103,960	267,529

Unallocated expenses
Competency center, corporate shared-services and other unallocated expenses				210,455
Restructuring				5,905
Amortization of acquired intangibles				6,524
Total unallocated expenses				222,884
Consolidated - Operating income				44,645
Other income (expense), net				(12,862)

Consolidated - Income before income taxes				$31,783

February 28, 2009 (1)
Segment revenues
License fees	$27,572	$27,181	$21,314	$76,067
Maintenance services	99,221	58,465	107,312	264,998
Software revenues	126,793	85,646	128,626	341,065
Consulting	63,299	90,459	76,298	230,056
Total segment revenues	190,092	176,105	204,924	571,121

Segment controllable costs	93,352	135,655	99,544	328,551
Segment controllable margin	$96,740	$40,450	$105,380	242,570

Unallocated expenses
Competency center, corporate shared-services and other unallocated expenses				192,731
Restructuring				11,020
Amortization of acquired intangibles				6,875
Total unallocated expenses				210,626
Consolidated - Operating income				31,944
Other income (expense), net				(5,325)

Consolidated - Income before income taxes				$26,619

(1)                                 We have retrospectively adjusted our segment information for fiscal 2009 to reflect our new reportable segments and to conform to the current period presentation.

We do not assess or report our assets or capital expenditures by reportable segment. See Note 7, Goodwill and Intangible Assets, for disclosure of goodwill by reportable segment.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location of our customers, for the periods indicated (in thousands):

	Geographic Region
Three Months Ended:	Americas	APAC	EMEA	Total
February 28, 2010
License fees	$19,939	$2,257	$9,608	$31,804
Maintenance services	60,403	3,064	25,613	89,080
Software revenues	80,342	5,321	35,221	120,884
Consulting	35,557	4,425	25,101	65,083
Total revenues	$115,899	$9,746	$60,322	$185,967

February 28, 2009
License fees	$15,814	$1,268	$7,799	$24,881
Maintenance services	57,506	2,686	25,614	85,806
Software revenues	73,320	3,954	33,413	110,687
Consulting	30,216	2,896	30,049	63,161
Total revenues	$103,536	$6,850	$63,462	$173,848

	Geographic Region
Nine Months Ended:	Americas	APAC	EMEA	Total
February 28, 2010
License fees	$52,853	$5,697	$27,560	$86,110
Maintenance services	177,095	7,853	74,714	259,662
Software revenues	229,948	13,550	102,274	345,772
Consulting	99,742	11,621	82,246	193,609
Total revenues	$329,690	$25,171	$184,520	$539,381

February 28, 2009
License fees	$45,096	$4,668	$26,303	$76,067
Maintenance services	172,693	8,647	83,658	264,998
Software revenues	217,789	13,315	109,961	341,065
Consulting	104,836	10,259	114,961	230,056
Total revenues	$322,625	$23,574	$224,922	$571,121

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region (in thousands):

	Geographic Region
	Americas	APAC	EMEA	Total
As of February 28, 2010	$42,671	$4,063	$9,621	$56,355
As of May 31, 2009	$35,381	$5,879	$14,381	$55,641

The following table sets forth revenues and long-lived tangible assets by country for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
Revenues (1)	2010	2009	2010	2009
United States	$112,077	$101,321	$322,203	$315,534
Sweden	15,518	17,094	49,645	63,899
All other countries (2)	58,372	55,433	167,533	191,688
Total revenues	$185,967	$173,848	$539,381	$571,121

	As of
	February 28,	May 31,
Long-lived tangible assets	2010	2009
United States	$42,403	$35,339
Sweden	6,188	9,407
All other countries (2)	7,764	10,895
Total long-lived tangible assets	$56,355	$55,641

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

16. Repurchase of Common Shares

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

In the third quarter of fiscal 2010, we repurchased an aggregate of 1.0 million shares of our common stock at an average price of $6.14 per share under the share repurchase program.  From inception of the repurchase program through February 28, 2010, we have used $270.9 million to repurchase approximately 32.9 million shares at an average price of $8.23 per share. The repurchased shares are recorded as treasury stock and result in a reduction to our stockholders equity. The shares will be used for general corporate purposes. As of February 28, 2010, the maximum dollar value of shares that may yet be purchased under this program was $129.1 million.

During the first quarter of fiscal 2009 we purchased 11.5 million shares through an accelerated share repurchase transaction (the ASR) that we entered into with Lehman OTC on July 15, 2008.  The average price per share of the shares purchased under the ASR transaction was $7.93.  Pursuant to the ASR agreement, Lehman was required to post cash collateral to a segregated brokerage account in our name in an amount equal to the value of the additional shares, or net cash, due to us if the ASR were terminated as of the current date.  Upon an event of default by Lehman OTC, pursuant to our rights under the ASR, we issued a notice of default to Lehman OTC on September 24, 2008 and terminated the ASR agreement and requested the distribution of all $9.1 million of funds which Lehman OTC had previously deposited into our segregated brokerage account at LBI as required under the ASR agreement.  On March 25, 2009, we received a notice from the bankruptcy trustee for the LBI estate that the trustee has allowed our customer claim for that $9.1 million amount.  As of the filing date of this quarterly report, we have not received payment of these funds.

The bankruptcy trustee for the LBI estate has filed certain court papers against LBI indicating that there were shortfalls in the reserves intended to cover customer claims such as Lawson’s ASR claim for $9.1 million.  The trustee sought permission to use assets other than the reserves to cover these customer claims.  Several creditors (non-customers) objected and a compromise was reached in early March where funds could be used to cover what appears to be a significant part of the shortfall and the trustee could seek further authority to cover additional shortfalls.  The trustee is continuing to investigate the reasons for the aggregate shortfalls in the reserve for all customer claims and other possible sources of funds to make up the aggregate shortfall. We had originally anticipated that we would receive payment of our approved $9.1 million claim in 2010 and had recorded these funds as restricted cash and reflected the funds as a current asset in our Consolidated Balance Sheet as of May 31, 2009.  However, based on these developments relating to the LBI estate, during the third quarter of fiscal 2010 we have reclassified the funds to reflect them as a long-term asset.  We continue to closely monitor the LBI bankruptcy situation and its impact on our claim.

The $7.93 average price per share of the shares purchased under the ASR is inclusive of the $9.1 million discussed above.  Any potential reduction in the amount we may receive related to our approved claim would be an adjustment to the average price per share of the related treasury stock and would not impact our future results of operations.

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

Management Overview

General

Lawson Software, Inc. is a global provider of enterprise software.  We provide business application software, consulting and maintenance to customers primarily in specific services, trade and manufacturing/distribution industries.  We specialize in and target specific industries through our three reportable segments: S3 Strategic Industries segment which targets customers in the healthcare and public sector industries as well as the horizontal market for our Strategic Human Capital Management product line,  M3 Strategic Industries segment which targets customers in the equipment service management & rental, food & beverage and fashion industries, and our General Industries segment which includes our services industries customers (S3) and manufacturing & distribution industries (M3) customers which are in industries not included in our other two industries groups.

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

Our enterprise software solutions focus on providing competitive advantages and business flexibility to our customers.  Lawson’s solutions fall within three main product lines and include related maintenance and consulting services.  Our product lines are referred to as Lawson S3 Enterprise Management System, Lawson M3 Enterprise Management System, and Lawson Strategic Human Capital Management with many of the solutions in each product line having broad, cross-industry application. Our S3 solutions consist of business applications designed for services oriented industries. Our M3 solutions consist of applications that are geared for manufacturing, distribution and trade businesses that face resource constraints and whose processes are often complex and industry-specific.  Our Strategic Human Capital Management applications provide solutions for customers in any industry to strategically manage their workforce.

During fiscal 2009 and prior years, we operated as one business segment, the development and marketing of computer software and related services including consulting, maintenance and customer support. Beginning in the first quarter of fiscal 2010, we reorganized our operations to provide greater focus on and better serve our targeted vertical markets. With this strategic organizational change, including a workforce realignment, we determined that we have three reportable segments that align with our three industries groups: S3 Strategic Industries, M3 Strategic Industries and General Industries. See Note 15, Segment and Geographic Information, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information and applicable disclosures.

In the third quarter of fiscal 2010 we acquired Healthvision, a Dallas-based company providing integration and application technology and related services to hospitals and large healthcare organizations.  Healthvision’s Cloverleaf integration technology connects the disparate software applications and technologies used throughout healthcare organizations, enabling data to flow smoothly to healthcare professionals in various settings within the organization.

The acquisition of Healthvision is a strategic fit for our healthcare customers within our S3 Strategic Industries segment. Total purchase consideration related to the Healthvision acquisition was $160.0 million, net of cash acquired, and resulted in the recognition of $95.5 million of amortizable intangible assets and $78.8 million in goodwill. Operating results of Healthvision have been included in our results of operations since the acquisition date of January 11, 2010.

Our S3 Strategic Industries segment performed well in the third quarter of fiscal 2010 as we entered into significant transactions within our healthcare and public sector verticals and for our strategic human capital management products.  Software spending in our healthcare and public sector verticals has proven more resilient in this weak economy than other industries in which we do business.  Despite this resiliency, we believe that public sector budgetary shortfalls will continue to present challenges. The addition of Healthvision’s operations also benefitted our healthcare business within this segment. Within our M3 Strategic Industries segment, our equipment service management & rental vertical also continued to perform well in the third quarter of fiscal 2010 with increased license fees revenues as compared to the similar quarter last year.  This increase was largely driven by our ability to offer a new end-to-end solution for our customers in this vertical.  Our channel partners, primarily third-party resellers, also contributed to the improved licensing activity within our M3 Strategic Industries segment during the third quarter.  Certain industry verticals covered by our General Industries segment, including general manufacturing & distribution, retail and financial services, have been particularly hard hit by the continued global economic downturn over the past year and a half.  Third quarter licensing activity in this segment was flat compared to last year.

On April 2, 2010, our Benefits Committee approved a plan to modify our defined benefit pension plan in Norway (the Plan) such that beginning on May 31, 2010, active participants in the Plan will no longer accumulate benefits for their services.  Assets equivalent to the accumulated benefits of all active participants in the Plan will be transferred to a newly-established defined contribution plan.  All retired participants will continue to receive benefits under the Plan.  We expect this modification of the Plan to result in a pre-tax gain of between $3.0 and $4.0 million in the fourth quarter of fiscal 2010.

Fiscal Periods ended February 28, 2010

Revenues for the three months ended February 28, 2010 were $186.0 million, an increase of 7.0% compared to $173.8 million in the third quarter last year.  In the nine months ended February 28, 2010 our revenues of $539.4 million decreased 5.6% compared to $571.1 million in the similar period last year.

Software revenues, consisting of license fees and maintenance services, increased $10.2 million, or 9.2%, in the third quarter and $4.7 million, or 1.4%, in the first nine months of fiscal 2010 as compared to the similar periods last year.  Both our S3 Strategic Industries and M3 Strategic Industries segments experienced growth in the third quarter. These increases include approximately $2.8 million within our S3 Strategic Industries segment related to our acquisition of Healthvision.  Our General Industries segment software revenues declined in the third quarter and first nine months of fiscal 2010 compared to the similar periods of 2009 by $0.9 million and $11.0 million, respectively.  Consulting revenues increased $1.9 million, or 3.0%, in the third quarter as compared to the third quarter last year primarily due to the inclusion of Healthvision.  For the first nine months of fiscal 2010 consulting revenues decreased $36.4 million, or 15.8%, primarily in our EMEA region as we have maintained significantly fewer billable consultants in fiscal 2010 as compared to last year and we have experienced lower bookings for our consulting and implementation services.

Geographically, the third quarter increase in revenues compared to 2009 was primarily related to our Americas region which increased $12.4 million, or 11.9%, due in part to the acquisition of Healthvision.  Revenues in our APAC region increased $2.9 million or 42.3%.  Partially offsetting these increases was a $3.1 million, or 4.9%, decrease in revenues in our EMEA region.  The decline in our revenues over the first nine months of fiscal 2010 compared to the similar period of 2009 was primarily due to our EMEA region which declined $40.4 million or 18.0%.  This decrease was somewhat offset by increases of $7.1 million and $1.6 million, or 2.2% and 6.8%, in our Americas and APAC regions, respectively. Year-to-date our Americas region accounted for approximately 61.1% of our revenues while our EMEA and APAC regions accounted for 34.2% and 4.7%, respectively.  In the comparable year-to-date period last year our Americas, EMEA and APAC regions accounted for 56.5%, 39.4% and 4.1 % of our total revenues, respectively.  As a majority of Healthvision’s operations are in our Americas region, we anticipate that the Americas region will continue to represent a greater proportion of our total revenues.

Total gross margin as a percent of revenues for the three and nine months ended February 28, 2010 improved to 55.3% and 55.9%, respectively, as compared to 52.5% and 51.9% in the comparable periods last year primarily as result of improved gross margins related to our license fees and consulting revenues as well as a favorable mix of software revenues compared to consulting revenues.  The improvement in our gross margin from consulting services primarily reflects the effects of our 2009 and 2010 restructuring activities.  In addition, the inclusion of Healthvision’s operations favorably impacted our consulting gross margins.  In the three months ended February 28, 2010 software revenues accounted for 65.0% of our total revenues as compared to 63.7% in the similar period last year.  Year-to-date, software revenues accounted for 64.1% of our total revenues as compared to 59.7% in the first nine months last year. We anticipate an improved software revenue mix for full year fiscal 2010 when compared to fiscal 2009.

Operating expenses for the third quarter of fiscal 2010 increased by $14.4 million, or 18.8%, compared to the same period last year. As a percent of revenues, third quarter operating expenses were 48.8% compared to 43.9% during the third quarter last year.  For the first nine months of fiscal 2010, operating expenses decreased $7.3 million, or 2.8%, compared to the similar period last year and as a percent of revenues operating expenses were 47.6% compared to 46.3% last year. Included in operating expenses for the quarter and nine months was approximately $3.1 million related to the operations of Healthvision’s operations and $1.2 million in transaction and integration costs related to our acquisition of Healthvision.

Foreign Currency

A significant portion of our business is conducted in currencies other than the U.S. Dollar, particularly the Swedish Krona (SEK) and the Euro. Our revenues and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  For the three months ended February 28, 2010, the average exchange rates for the U.S. Dollar have weakened against the SEK and Euro as compared to the average exchange rates for the similar quarter last year.  For the nine months ended February 28, 2010, the average exchange rates for the U.S. Dollar has weakened against the EURO as compared to the average exchange rates for the similar period last year while remaining relatively flat against the SEK. These fluctuations in the exchange rates affected our third quarter and fiscal 2010 year to date results as a decline in the U.S. Dollar to SEK and Euro exchange rates generally have the effect of increasing our revenues but also increasing our operating expenses denominated in currencies other than the U.S. Dollar. Similarly, improvements in the U.S. Dollar to SEK and Euro exchange rates generally have the effect of reducing our revenues but also reducing our operating expenses denominated in currencies other than the U.S. Dollar.

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

The weakening of the U.S. Dollar during the three months ended February 28, 2010 had a positive impact on our revenues, accounting for an increase of approximately $6.9 million, or 4.1%, as compared to the similar period last year. This primarily affected our EMEA region resulting in a positive impact on license fees, maintenance services and consulting revenues of $1.1 million, or 5.4%, $1.6 million, or 1.8%, and $4.3 million, or 6.5%, respectively, as compared to the third quarter last year.  On a constant currency basis, our total revenues for the third quarter increased approximately $5.2 million, or 2.9%, as compared to the similar period of fiscal 2009.  On a constant currency basis license fees and maintenance services revenues increased $5.8 million, or 22.4%, and $1.7 million, or 2.0%, respectively, compared to the third quarter of last year while our consulting revenues decreased $2.4 million, or 3.5%.  Together, the favorable currency impacts and constant currency changes resulted in a net increase in total revenues during the third quarter of fiscal 2010 of $12.1 million, or 7.0%, as compared to the similar period last year. The currency fluctuations also had the effect of increasing our total costs and operating expenses, as reported in U.S. Dollars, by approximately $9.3 million which, when combined with an increase in total expenses of $5.7 million on a constant currency basis, resulted in a $15.0 million increase in total expenses for the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009.  The effect of foreign currency on basic and diluted earnings per share for the quarter ended February 28, 2010, was a reduction of approximately $0.01 per share.

For the first nine months of fiscal 2010, currency fluctuations had a minimal impact on our total revenues compared to the first nine months of fiscal 2009.   Our license fees revenues and consulting revenues were positively impacted by currency fluctuations $1.6 million, or 2.3%, and $3.0 million, or 1.1%, respectively.  These increases were offset by a $5.1 million, or 1.9%, negative impact on our maintenance services revenues.  On a constant currency basis, our total revenues decreased approximately $31.2 million, or 5.5%, as compared to the similar nine-month period last year.  This was primarily driven by a $39.5 million, or 16.9%, constant currency decrease in our consulting revenues and a $0.2 million, or 0.1%, decrease in nine-month maintenance services revenues which was only partially offset by an $8.5 million, or 10.9%, increase in our license fees revenues.  Together, these constant currency changes and the currency impacts resulted in a net decrease in total revenues during the first nine months of fiscal 2010 of $31.7 million, or 5.6%, as compared to the similar period last year. Total expenses for the first nine months of fiscal 2010 increased by $3.3 million as a result of currency fluctuations and, on a constant currency basis, total expenses decreased $47.8 million for a net decrease of approximately $44.4 million as compared to the first nine months of last year.  The effect of foreign currency on basic and diluted earnings per share for the nine months ended February 28, 2010, was a reduction of approximately $0.02 per share.

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

Results of Operations

The following table sets forth certain line items in our Condensed Consolidated Statements of Operations as a percentage of total revenues for the periods indicated, the period-over-period percent actual increase (decrease) and the period-over-period percent increase (decrease) on a constant currency basis:

	Percentage of Total Revenue		Quarterly Change Fiscal 2010 vs. 2009		Percentage of Total Revenue		Year-to-Date Change Fiscal 2010 vs. 2009
	Three Months Ended February 28,		Percent Change		Nine Months Ended February 28,		Percent Change
	2010	2009	Actual	Constant Currency	2010	2009	Actual	Constant Currency
		(as adjusted)				(as adjusted)
Revenues:
License fees	17.1%	14.3%	27.8%	22.4%	16.0%	13.3%	13.2%	10.9%
Maintenance services	47.9	49.4	3.8	2.0	48.1	46.4	(2.0)	(0.1)
Software revenues	65.0	63.7	9.2	6.6	64.1	59.7	1.4	2.4
Consulting	35.0	36.3	3.0	(3.5)	35.9	40.3	(15.8)	(16.9)
Total revenues	100.0	100.0	7.0	2.9	100.0	100.0	(5.6)	(5.5)

Cost of revenues:
Cost of license fees	3.5	2.8	35.4	26.0	3.1	2.9	0.5	(4.2)
Cost of maintenance services	9.3	8.5	17.2	11.2	9.3	8.6	1.6	1.3
Cost of software revenues	12.8	11.3	21.7	14.9	12.4	11.5	1.3	(0.2)
Cost of consulting	31.9	36.2	(5.8)	(11.9)	31.7	36.6	(18.2)	(18.8)
Total cost of revenues	44.7	47.5	0.8	(5.6)	44.1	48.1	(13.5)	(14.3)

Gross profit	55.3	52.5	12.6	10.9	55.9	51.9	1.8	2.9

Operating expenses:
Research and development	12.2	10.5	25.0	18.6	12.2	11.0	4.8	5.4
Sales and marketing	23.1	19.6	25.5	18.9	22.0	21.7	(3.9)	(4.0)
General and administrative	11.4	10.7	14.5	11.1	11.1	10.5	0.1	0.9
Restructuring	0.6	2.0	(67.3)	(69.1)	1.1	1.9	(46.4)	(52.3)
Amortization of acquired intangibles	1.5	1.1	42.8	31.5	1.2	1.2	(5.1)	(6.4)
Total operating expenses	48.8	43.9	18.8	13.2	47.6	46.3	(2.8)	(3.0)

Operating income	6.5	8.6	(19.5)	(4.0)	8.3	5.6	39.8	58.9
Total other income (expense), net	(2.3)	(1.6)	*NM	*NM	(2.4)	(0.9)	*NM	*NM
Income before income taxes	4.2	7.0	(36.0)	(22.6)	5.9	4.7	19.3	34.5
Provision for income taxes	3.3	3.4	2.7	1.6	4.0	3.7	1.5	1.4
Net income	0.9%	3.6%	(73.2)%	(58.7)%	1.9%	1.0%	87.3%	309.6%

*  NM Percentage not meaningful

The discussion that follows relates to our results of operations for the comparable three and nine months ended February 28, 2010 and 2009, and should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related notes and with the information presented in the above table.  This analysis addresses the actual changes in our results of operations for the comparable fiscal quarters. For percentage changes excluding the impact of foreign currency fluctuations, see the constant currency percentages in the above table.

Revenues

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	February 28,		Fiscal 2010 vs. 2009		February 28,		Fiscal 2010 vs. 2009
(in thousands)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent

Revenues:
License fees	$31,804	$24,881	$6,923	27.8%	$86,110	$76,067	$10,043	13.2%
Maintenance services	89,080	85,806	3,274	3.8	259,662	264,998	(5,336)	(2.0)
Software revenues	120,884	110,687	10,197	9.2	345,772	341,065	4,707	1.4
Consulting	65,083	63,161	1,922	3.0	193,609	230,056	(36,447)	(15.8)

Total revenues	$185,967	$173,848	$12,119	7.0%	$539,381	$571,121	$(31,740)	(5.6)%

The following table sets forth revenues by reportable segment:

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	February 28,		Fiscal 2010 vs. 2009		February 28,		Fiscal 2010 vs. 2009
(in thousands)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
S3 Strategic Industries:
License fees	$12,730	$9,555	$3,175	33.2%	$33,549	$27,572	$5,977	21.7%
Maintenance services	37,099	34,257	2,842	8.3	106,636	99,221	7,415	7.5
Software revenues	49,829	43,812	6,017	13.7	140,185	126,793	13,392	10.6
Consulting	21,151	17,960	3,191	17.8	59,468	63,299	(3,831)	(6.1)

Total S3 revenues	$70,980	$61,772	$9,208	14.9%	$199,653	$190,092	$9,561	5.0%

M3 Strategic Industries:
License fees	$11,744	$7,895	$3,849	48.8%	$33,334	$27,181	$6,153	22.6%
Maintenance services	19,328	18,137	1,191	6.6	54,612	58,465	(3,853)	(6.6)
Software revenues	31,072	26,032	5,040	19.4	87,946	85,646	2,300	2.7
Consulting	28,983	25,037	3,946	15.8	84,931	90,459	(5,528)	(6.1)

Total M3 revenues	$60,055	$51,069	$8,986	17.6%	$172,877	$176,105	$(3,228)	(1.8)%

General Industries:
License fees	$7,330	$7,431	$(101)	(1.4)%	$19,227	$21,314	$(2,087)	(9.8)%
Maintenance services	32,653	33,412	(759)	(2.3)	98,414	107,312	(8,898)	(8.3)
Software revenues	39,983	40,843	(860)	(2.1)	117,641	128,626	(10,985)	(8.5)
Consulting	14,949	20,164	(5,215)	(25.9)	49,210	76,298	(27,088)	(35.5)

Total GI revenues	$54,932	$61,007	$(6,075)	(10.0)%	$166,851	$204,924	$(38,073)	(18.6)%

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

Third quarter fiscal 2010 total revenues increased $12.1 million, or 7.0%, as compared to the third quarter of fiscal 2009.  We experienced an increase in each of our three revenue categories in the third quarter of fiscal 2010 when compared to the third quarter of fiscal 2009.  Software revenues, consisting of license fees revenues and maintenance services, increased $10.2 million, or 9.2%, compared to the third quarter last year.  The increase included a 27.8% increase in our license fees revenues and a 3.8% increase in maintenance services revenues. Consulting revenues increased $1.9 million, or 3.0%.  For the year-to-date period ended February 28, 2010 total revenues decreased $31.7 million, or 5.6%, as compared to the similar period last year.  The decrease was driven by a $36.4 million, or 15.8%, decrease in our consulting revenues.  Software revenues in the nine-month period increased $4.7 million, or 1.4%, which included a $10.0 million, or 13.2%, increase in license fees revenues partially offset by a $5.3 million, or 2.0%, decrease in our maintenance services revenues.

License Fees.  Our license fees primarily consist of fees resulting from products licensed to customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

License fees revenues for the third quarter of fiscal 2010 increased $6.9 million, or 27.8%, compared to the third quarter of fiscal 2009.  License fees revenues in our S3 Strategic Industries segment increased $3.2 million, or 33.2%, in the third quarter of fiscal 2010 compared to the similar quarter last year.  The increase was experienced in both our healthcare and public sector verticals as well as our strategic human capital management product line.  During the third quarter of fiscal 2010, Healthvision contributed $0.7 million in license fees revenues within our S3 Strategic Industries segment.  Quarter-over-quarter our M3 Strategic Industries license fees revenues increased $3.8 million, or 48.8%, primarily due to contributions from our third-party reseller channel partners and increased revenues from our equipment service management & rental vertical. License fees revenues in our General Industries segment were relatively flat quarter-over-quarter as our services and our manufacturing & distribution industries verticals continue to be negatively impacted by the weakened global economy.  License fees revenues in our Americas, EMEA and APAC geographies were up $4.1 million, $1.8 million and $1.0 million, respectively, compared to the third quarter last year.

The total number of licensing transactions in the third quarter of fiscal 2010 increased to 247 compared to 234 in the third quarter of fiscal 2009.  The number of licensing transactions with new customers also increased to 26 compared to 22 in the third quarter of fiscal 2009.  In the third quarter of fiscal 2010, we entered into six license transactions between $0.5 million and $1.0 million compared to nine in the comparable quarter last year.  We entered into three licensing transactions greater than $1.0 million in the current quarter compared to one in the third quarter of fiscal 2009.  In addition, Healthvision entered into 54 licensing transactions during the current quarter.

For the first nine months of fiscal 2010, license fees revenues increased $10.0 million, or 13.2%, compared to the first nine months of fiscal 2009.  The increase in license fees revenues was due to increases in our S3 Strategic Industries and M3 Strategic Industries segments of $6.0 million and $6.2 million, or 21.7% and 22.6%, respectively compared to the similar nine-month period last year.  The increase in our S3 Strategic Industries segment was primarily related to our healthcare vertical which included $0.7 million related to the operations of Healthvision and the continued benefit of the targeted sales stimulus campaign we offered our existing S3 customer base during the second half of fiscal 2009, primarily during our fourth quarter.  This program favorably impacted our healthcare and services industries verticals’ revenues in the first quarter of fiscal 2010 as we recognized revenue previously deferred as all revenue recognition criteria related to these transactions were met in the first quarter of fiscal 2010. Our public sector vertical as well as our strategic human capital management product line also showed year-over-year improvements in license fees revenues during the first nine months of fiscal 2010.  The M3 Strategic Industries improvement related primarily to increases in our equipment service management & rental vertical including the recognition in the first quarter of fiscal 2010 of certain deferred revenues on previous transactions, upon the completion of customer implementation project milestones in the first quarter.  In addition, license fees revenues from our channel partners within the M3 Strategic Industries segment increased as compared to last year.  These increases were partially offset by a decrease in General Industries’ license fees revenues of $2.1 million, or 9.8%, primarily in our manufacturing & distribution industries vertical.  License fees revenues increased in all geographies with Americas, EMEA and APAC up $7.8 million, $1.3 million and $1.0 million, respectively for the first nine months of fiscal 2010 compared to the similar period last year.

The total number of licensing transactions decreased in the year-to-date period by 68 to 638 as compared to 706 in the first nine months of fiscal 2009.  The number of licensing transactions with new customers was 61 compared to 70 last year. In the first nine months of fiscal 2010 we entered into 13 license transactions between $0.5 million and $1.0 million compared to 27 in the similar period last year.  We entered into 11 licensing transactions greater than $1.0 million in the current nine month period compared to four in the similar period last year.  Healthvision accounted for an additional 54 licensing transactions in the current nine-month period.

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

Maintenance services revenue for the third quarter of fiscal 2010 increased $3.3 million, or 3.8%, compared to our fiscal 2009 third quarter.  This increase was primarily due to a $2.8 million, or 8.3%, increase related to our S3 Strategic Industries segment which included $2.1 million in maintenance services revenues from the operations of Healthvision.  Within our M3 Strategic Industries segment maintenance services also increased $1.2 million, or 6.6%, compared to the third quarter of fiscal 2009, including the favorable impact related to certain one-time items.  These increases were partially offset by a decrease of $0.8 million, or 2.3%, in our General Industries segment.  Third quarter maintenance services revenues in our Americas region increased by $2.9 million, while our EMEA and APAC regions were relatively flat compared to the third quarter last year, increasing $0.4 million in aggregate.

For the first nine months of fiscal 2010, maintenance services revenue decreased $5.3 million, or 2.0%, compared to the first nine months of fiscal 2009.  This year-to-date decrease in maintenance services revenue included an $8.9 million, or 8.3%, decrease in our General Industries segment as well as a $3.9 million, or 6.6%, decrease in our M3 Strategic Industries segment.  These decreases were the result of the impact of pricing pressure and lower renewal rates which have been negatively impacted by the global economic downturn.  These decreases were partially offset by maintenance agreements associated with new customers in these segments. Certain customers have decided not to renew their maintenance agreements, which we believe relates primarily to cost saving measures, bankruptcies and mergers.  This is particularly true for our General Industries segment customers in manufacturing, retail and financial services industries where the continued adverse economic environment has been very challenging.  In addition, other customers have chosen to continue to use older versions of our software for which maintenance programs are no longer offered.  These decreases were partially offset by a $7.4 million, or 7.5%, increase in our S3 Strategic Industries maintenance services revenues which included $2.1 million related to the operations of Healthvision.  For the first nine months of fiscal 2010, our EMEA and APAC maintenance services revenues were down $8.9 million and $0.8 million, respectively, while the Americas region improved $4.4 million over the similar period last year.

Consulting.  Our consulting revenues consist of services related to software installations, software implementations, customized development and training services for customers who have licensed our products.

Consulting revenues for the third quarter of fiscal 2010 increased $1.9 million, or 3.0%, compared to the third quarter of fiscal 2009.  This increase was the result of a $3.2 million, or 17.8%, increase in our S3 Strategic Industries segment including Healthvision’s contribution of approximately $1.8 million during the quarter.  In addition, consulting revenues in our M3 Strategic Industries segment increased $3.9 million, or 15.8%, primarily related to an increase in the Americas region.  Within our General Industries segment, consulting revenues were down $5.2 million, or 25.9%, primarily due to a lower number of billable consultants in our EMEA region (as discussed below). Consulting revenues in our Americas and APAC regions were up $5.3 million and $1.5 million, respectively in the third quarter of fiscal 2010.  Within our EMEA region, third quarter fiscal 2010 consulting revenues were down $4.9 million as compared to the third quarter of fiscal 2009.

For the first nine months of fiscal 2010 consulting revenues decreased $36.4 million, or 15.8%, compared to the first nine months of fiscal 2009.  The decrease in nine month consulting revenues was experienced in each of our segments with General Industries down $27.1 million, or 35.5%, M3 Strategic Industries down $5.5 million, or 6.1%, and S3 Strategic Industries down $3.8 million, or 6.1%.  These decreases were the result of a reduction in our number of billable consultants primarily in our EMEA region in fiscal 2010 as compared to last year as well as lower bookings for our consulting and implementation services again, primarily within the EMEA region.  We have reduced the size of our consulting staff as part of our strategy to move more implementation services to our partner channel as well as in response to the lower consulting demand. Over the past year, we have reduced our number of billable service consultants by approximately 22%.  Most recently, on September 30, 2009, we announced an additional reduction of approximately 65 positions, primarily consulting positions in our EMEA region. See Note 3, Restructuring, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information.  Offsetting these decreases was a $1.8 million increase related to the operations of Healthvision.  For the first nine months of fiscal 2010 our EMEA and Americas regions’ consulting revenues were down $32.7 million and $5.1 million, respectively, as compared to the similar period of fiscal 2009.  APAC consulting revenues were up $1.4 million for the comparable nine month periods.

Deferred Revenue.  Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements, maintenance contracts and certain consulting arrangements as discussed above. We had total deferred revenues of $208.5 million at February 28, 2010 compared to $292.5 million at May 31, 2009.

The following table sets forth the components of deferred revenue (in thousands):

	February 28,	May 31,
	2010	2009
License fees	$41,362	$55,667
Maintenance services	152,236	224,115
Consulting	14,862	12,741
Total deferred revenue	208,460	292,523
Less current portion	(199,024)	(279,041)
Deferred revenue - non-current	$9,436	$13,482

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our renewal dates occur in the third and fourth quarters of our fiscal year with revenues being recognized ratably over the applicable service periods. In addition to the cyclical nature of our deferred maintenance revenue, the decrease in the February 28, 2010 balance as compared to May 31, 2009 was related to the recognition of certain deferred license fees revenues in the first half of fiscal 2010 primarily relating to contracts entered into in the fourth quarter of fiscal 2009 under our targeted sales campaign offered to our existing S3 customer base.  Offsetting these decreases was the inclusion of deferred revenue balances related to our acquisition of Healthvision (See Note 4, Business Combinations).

Cost of Revenues

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	February 28,		Fiscal 2010 vs. 2009		February 28,		Fiscal 2010 vs. 2009
(in thousands)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Cost of revenues:
Cost of license fees	$6,595	$4,872	$1,723	35.4%	$16,929	$16,852	$77	0.5%
Cost of maintenance services	17,352	14,810	2,542	17.2	49,833	49,057	776	1.6
Cost of software revenues	23,947	19,682	4,265	21.7	66,762	65,909	853	1.3
Cost of consulting	59,249	62,871	(3,622)	(5.8)	171,027	209,028	(38,001)	(18.2)

Total cost of revenues	$83,196	$82,553	$643	0.8%	$237,789	$274,937	$(37,148)	(13.5)%

Gross profit:
License fees	$25,209	$20,009	$5,200	26.0%	$69,181	$59,215	$9,966	16.8%
Maintenance services	71,728	70,996	732	1.0	209,829	215,941	(6,112)	(2.8)
Total software gross profit	96,937	91,005	5,932	6.5	279,010	275,156	3,854	1.4
Consulting	5,834	290	5,544	1,911.7	22,582	21,028	1,554	7.4

Total gross profit	$102,771	$91,295	$11,476	12.6%	$301,592	$296,184	$5,408	1.8%

Gross margin %:
License fees	79.3%	80.4%			80.3%	77.8%
Maintenance services	80.5%	82.7%			80.8%	81.5%
Total software gross margin %	80.2%	82.2%			80.7%	80.7%
Consulting	9.0%	0.5%			11.7%	9.1%

Total gross margin %	55.3%	52.5%			55.9%	51.9%

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

During the third quarter of fiscal 2010, cost of license fees increased $1.7 million, or 35.4%, compared to the third quarter of fiscal 2009. The increase was primarily due to $1.7 million of additional costs related to the operations of Healthvision.  Fiscal 2010 third quarter license fees gross margin decreased slightly to 79.3% from 80.4% in the third quarter of fiscal 2009.

Cost of License Fees remained relatively flat for the first nine months of fiscal 2010 compared to the similar period last year, up less than $0.1 million.  The year-over-year change includes an increase of $1.7 million related to the operations of Healthvision.  This increase was mostly offset by a decrease in third-party costs including the impact of the additional deferred third-party costs recognized in the second quarter of fiscal 2009, see Note 1, Nature of Business and Basis of Presentation for more information, and a $0.2 million decrease in professional fees.  License fees gross margin for the first nine months of fiscal 2010 improved to 80.3%, as compared to 77.8% in the similar nine month period of last year as a result of higher nine-month license fees revenue in the current period without a corresponding increase in costs as well as the impact of the additional deferred third-party costs recognized in the second quarter of fiscal 2009.

Cost of Maintenance Services.  Cost of maintenance includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products and the overhead costs of providing support.

Cost of maintenance services for the third quarter of fiscal 2010 increased $2.5 million, or 17.2%, compared to the third quarter of fiscal 2009. The increase was primarily due to a $1.6 million increase in employee related costs and $1.2 million related to the operations of Healthvision.  Maintenance services gross margin for the third quarter of fiscal 2010 was 80.5%, down from 82.7% in the third quarter of fiscal 2009.

Cost of maintenance for the first nine months of fiscal 2010 increased $0.8 million, or 1.6%, compared to the first nine months of fiscal 2009.  This increase was primarily due to a $1.7 million increase in net employee related costs, a $1.2 million increase related to the operation of Healthvision as well as a $1.5 million increase in information technology and other infrastructure costs.  These increases were mostly offset by a $3.1 million decrease in third-party costs, a $0.5 million decrease in amortization expense as well as a $0.5 million decrease in professional fees.  Maintenance gross margin for the first nine months of fiscal 2010 was 80.8%, down slightly from 81.5% in the similar nine month period of last year.

Cost of Consulting.  Cost of consulting includes salaries, employee benefits, third-party consulting costs, related travel, and the overhead costs of providing implementation, installation, training and education services to customers.

Cost of consulting decreased $3.6 million, or 5.8%, in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. This decrease was primarily driven by a $2.5 million decrease in employee related costs due to lower billable headcount in the third quarter of fiscal 2010 as compared to the third quarter last year, a $2.0 million decrease in third-party costs and a $0.5 million decrease in billable travel.  These decreases were partially offset by a $1.4 million increase related to the operations of Healthvision.  Gross margin on consulting revenues for the third quarter of fiscal 2010 was 9.0% as compared to 0.5% for the similar period last year primarily due to the management of our costs of consulting and to a lesser extent the inclusion of Healthvision’s consulting services in the current quarter.

For the comparable nine-month periods of fiscal 2010 and 2009, cost of consulting decreased $38.0 million or 18.2%.  This decrease was primarily due to a $23.5 million decrease in employee related costs resulting from our significantly lower billable headcount during the first nine months of fiscal 2010 as compared to the similar period last year.  In addition, third-party costs decreased $11.0 million in-line with our lower consulting revenues and billable travel decreased $5.0 million.  Partially offsetting these decreases was $1.4 million increase related to the operations of Healthvision.  Consulting gross margin for the first nine months of fiscal 2010 improved to 11.7% compared to 9.1% in the similar period last year primarily due to the management of our costs of consulting.

Operating Expenses

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	February 28,		Fiscal 2010 vs. 2009		February 28,		Fiscal 2010 vs. 2009
(in thousands)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent

Operating expenses:
Research and development	$22,760	$18,209	$4,551	25.0%	$65,651	$62,669	$2,982	4.8%
Sales and marketing	42,919	34,203	8,716	25.5	118,796	123,680	(4,884)	(3.9)
General and administrative	21,224	18,542	2,682	14.5	60,071	59,996	75	0.1
Restructuring	1,154	3,534	(2,380)	(67.3)	5,905	11,020	(5,115)	(46.4)
Amortization of acquired intangibles	2,699	1,890	809	42.8	6,524	6,875	(351)	(5.1)

Total operating expenses	$90,756	$76,378	$14,378	18.8%	$256,947	$264,240	$(7,293)	(2.8)%

Research and Development.  Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees associated with product development, testing, quality assurance, documentation, enhancements and upgrades.

For the third quarter of fiscal 2010, research and development expenses increased $4.6 million, or 25.0%, compared to the third quarter last year primarily due to a $3.1 million increase in employee related costs as a result of increased head count, a $0.7 million increase in information technology and other infrastructure costs in the current quarter compared to the similar period of fiscal 2009 and $0.7 million related to the operations of Healthvision.  These increases were partially offset by a $0.3 million decrease in third-party costs.

Research and development expenses for the first nine months of fiscal 2010 increased $3.0 million, or 4.8%, compared to the similar periods last year.  This increase was primarily due to a net increase in employee related costs of $1.8 million, reflecting an increase in incentive compensation which more than offset a decrease in employee costs due to the expansions of our off shore capacity in fiscal 2010 as compared to fiscal 2009.  In addition, information technology and other infrastructure costs increased $1.8 million.  The inclusion of Healthvision’s operations accounted for an additional $0.7 million of the increase.  These increases were partially offset by a $1.4 million decrease in third party-costs.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel and overhead costs related to our sales and marketing personnel, as well as trade show activities, advertising costs and other costs associated with our Company’s marketing activities.

Sales and marketing expenses for the third quarter of fiscal 2010 increased $8.7 million, or 25.5%, compared to the third quarter of fiscal 2009. This increase was primarily the result of an $8.3 million increase in net employee related costs primarily due to higher stock compensation costs and increased incentive compensation in-line with our higher licensing activity. In addition, the operations of Healthvision accounted for $1.0 million of the quarter-over-quarter increase. This increase was partially offset by a $0.5 million decrease in third-party costs.

For the first nine months of fiscal 2010, sales and marketing expenses decreased $4.9 million, or 3.9%, compared to the similar period in fiscal 2009.  The year-to-date decrease was primarily the result of a $2.4 million decrease in employee related costs due to lower headcount and lower travel expenses. Included in this comparative decrease is the impact of the $1.9 million of fourth quarter fiscal 2008 under accrual of sales incentive compensation in EMEA recorded in the first quarter of fiscal 2009. See Note 1,

Nature of Business and Basis of Presentation—First Quarter Fiscal 2009 Results of Operations, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information.  In addition, year-to-date marketing program costs decreased $1.9 million compared to the similar period of fiscal 2009 and third-party costs decreased$0.9 million.  Partially offsetting these decreases was $1.0 million related to the operations of Healthvision.

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

For the third quarter of fiscal 2010, general and administrative expenses increased $2.7 million, or 14.5%, compared to the third quarter of fiscal 2009.  The increase was primarily due to a $1.8 million impact of foreign currency translation in the third quarter of fiscal 2010 compared to the similar quarter last year, a $1.5 million increase in employee related costs, $1.2 million of acquisition transaction and merger related integration expenses, $0.6 million increase in professional fees and $0.5 million related to the operations of Healthvision.  These increases were partially offset by a $2.1 million decrease related to infrastructure and computer lease costs and a decrease in bad debt expense of $0.8 million.

General and administrative expenses increased $0.1 million or less than 1.0% in the first nine months of fiscal 2010 compared to the similar period of fiscal 2009.  The year-to-date increase was primarily the result of the effect of a $3.9 million pre-merger litigation reserve reversal during the first nine months of fiscal 2009 with a corresponding reversal of only $0.7 million during the first nine months of fiscal 2010 (See Note 14, Commitments and Contingencies — Legal, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for more information).  Other increases included a $2.7 million increase in professional fees, $1.2 million of acquisition transaction and merger related integration expenses, $1.0 million related to the impact of foreign currency translation and a $0.5 million increase related to the operations of Healthvision.  These increases were mostly offset by a decrease of $6.8 million in infrastructure and computer lease costs and a decrease in bad debt expense of $1.2 million in the first nine months of fiscal 2010 compared to the similar period last year.

Restructuring.  During the third quarter of fiscal 2010, we recorded net restructuring charges of $1.2 million as compared to $3.5 million in the third quarter of fiscal 2009. Year-to-date fiscal 2010 net restructuring charges totaled $5.9 million compared to $11.0 million in the first nine months of fiscal 2009.  These restructuring charges relate to the restructuring accruals discussed below.

Fiscal 2010 Restructuring

On September 30, 2009, we approved a plan to further restructure our workforce.  Under this plan, we reduced our workforce by approximately 65 employees, or 2.0% of our global workforce.  The majority of the reductions occurred within our consulting practice in our EMEA region.  These actions were undertaken as a further refinement of our new vertical organization, including a resizing of our services business to leverage our partner channel, and in light of current demand for our consulting and implementation services in EMEA. The majority of the actions related to this plan were completed by the end of the second quarter of fiscal 2010.  The restructuring action resulted in pre-tax charges of $4.6 million for severance pay and related benefits which we recorded in the second quarter of fiscal 2010.  Substantially all of this amount will result in future cash expenditures.  During the second and third quarters of fiscal 2010 we made cash payments of approximately $2.2 million for severance pay and related benefits.  In addition, we recorded net adjustments to the accrual of approximately $0.2 million.  As of February 28, 2010, the accrual balance was approximately $1.9 million.  We expect that the majority of the severance and related benefits will be paid within the next 12 months.  Annualized cost and expense savings from these actions are estimated to be approximately $6.0 million.

Fiscal 2009 Restructuring

Fiscal 2009 Q2.  On November 18, 2008, we announced the implementation of cost reduction measures in light of the uncertainty in global economic conditions and in light of other operating margin improvement initiatives. These cost reduction initiatives included a restructuring plan resulting in the reduction of approximately 285 employees and exiting certain leased facilities.  In relation to these actions we recorded a pre-tax charge of approximately $7.9 million in the second quarter of fiscal 2009 and an additional $3.4 million in the third quarter of fiscal 2009. Actions related to severance were substantially completed by February 28, 2009, with related cash payments expected to continue through May 2010. Payments related to the exited facilities are expected to continue through November 2011.

Fiscal 2009 Q4.  On May 18, 2009, we initiated a plan to restructure our workforce in preparation of the vertical realignment of our organizational. The restructuring involved the reduction of our workforce by approximately 150 employees and the consolidation of space in certain of our leased facilities.  Actions related to this plan were completed by the end of our third quarter of fiscal 2010. The plan resulted in pre-tax charges of approximately $5.3 million for severance and related benefits and the consolidation of leased facilities resulted in pre-tax charges of approximately $3.8 million which we recorded in the fourth quarter of fiscal 2009.  We expect the majority of the severance and related benefits to be paid within the next six months while the leased facilities costs will be paid through December 2011.

In relation to the fiscal 2009 restructuring actions, we made cash payments of $5.1 million relating to severance and related benefits and $2.6 million related to the exited facilities during the first nine months of fiscal 2010.  In addition, we recorded net adjustments to the accruals of approximately $0.2 million including additional expenses accrued related to exited leased facilities net of a change to accrued severance and related benefits due to a reduction in the number of affected employees. As of February 28, 2010, we had an accrual of $5.2 million: $1.6 million for severance and related benefits and $3.7 million for the estimated fair value of our liability for the exited facilities.  As of May 31, 2009, the accrual totaled $12.0 million: $6.5 million for severance and related benefits and $5.5 million for the exited facilities.

Fiscal 2007 Restructuring

On February 28, 2007, we restructured our workforce by approximately 250 employees to rebalance our resources between various locations primarily in the U.S., Europe and our global support center in the Philippines. This reduction included approximately 250 employees and resulted in a pre-tax charge of $11.9 million which we recorded in the third quarter of fiscal 2007.  As of May 31, 2009 we had an accrual of $0.8 million for severance and related benefits. In the first nine months of fiscal 2010 we paid severance and related benefits of $0.4 million and we recorded $0.1 million in adjustments to reduce the accrual. The ending accrual balance at February 28, 2010 was approximately $0.2 million. Actions relating to severance were completed in the first quarter of fiscal 2009; however, we expect related cash payments to continue through May 2010.

Fiscal 2006 Restructuring

On April 26, 2006, in conjunction with the business combination with Intentia International AB (Intentia), we approved a plan designed to eliminate employee redundancies in both Intentia and Legacy Lawson.

Fiscal 2006 Legacy Lawson.  Actions related to Legacy Lawson included the reduction of approximately 60 employees and the exit of or reduction in leased space. As of May 31, 2009, we had an accrual of $1.5 million for the exit or reduction of leased facilities. In the first nine months of fiscal 2010 we made cash payments of $0.3 million related to exited facilities. The remaining accrual balance at February 28, 2010 was $1.2 million for the exit or reduction of leased facilities. Actions relating to severance were completed in the first quarter of fiscal 2008. We expect cash payments related to exited facilities to continue through July 2011.

Fiscal 2006 Intentia. Actions related to Intentia included the reduction of approximately 125 employees and the exit of or reduction in leased space. As of May 31, 2009, we had an accrual of $1.5 million for the exit or reduction of leased facilities. We made cash payments of $0.2 million related to exited facilities in the first nine months of fiscal 2010.  During fiscal 2010, we made net adjustments to increase the accrual related to lease exit costs by approximately $1.1 million for changes in estimates relating to the original lease restructuring plan.  During the second quarter of fiscal 2010, we made adjustments to reduce lease exit costs of approximately $0.4 million for changes in estimates relating to the original lease restructuring plan.  These adjustments resulted in a reduction of acquired goodwill.  In addition, we recorded a $1.5 million increase in our lease accrual in the third quarter of fiscal 2010 as a result of an early exit by a subtenant.  The remaining accrual as of February 28, 2010 was $2.4 million related to the accrual for the exit or reduction of leased space. Actions relating to severance were completed in the third quarter of fiscal 2008. We expect cash payments related to exited facilities or reduced space to continue through June 2012.

As a result of our restructuring plans and the realignment of our workforce, we have experienced cost savings from the lower facility expenses and reduced headcount and expect these savings to continue.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles primarily relates to the on-going amortization of intangibles acquired in the Intentia merger as well as other acquisitions. For the third quarter of fiscal 2010, amortization increased $0.8 million, or 42.8%, as compared to the third quarter of fiscal 2009. This increase was primarily due to $0.8 million in amortization of intangible assets acquired in our acquisition of Healthvision.  Year-to-date amortization of acquired intangibles decreased $0.4 million, or 5.1%, compared to the first nine months of fiscal 2009. This decrease was primarily due to the amortization of certain intangible assets on an accelerated basis as compared to a straight line basis resulting in a higher rate of amortization in fiscal 2009 as compared to fiscal 2010 as well as certain intangibles being fully amortized in fiscal 2009 with no corresponding amounts recorded in the current periods of fiscal 2010.  These decreases were partially offset by the $0.8 million in amortization related to the Healthvision intangible assets acquired.

Other Income (Expenses), net

Total other income (expense), net, consisting of interest income earned from cash, marketable securities and other investments, interest expense, and other associated costs, was net expense of $4.2 million and $2.7 million for the third quarter of fiscal 2010 and 2009, respectively.  The $1.5 million increase in net expense was primarily due to a $0.7 million decrease in interest income as we had lower yields in the current quarter as compared to the same quarter last year.  Interest expense also increased quarter-over-quarter by approximately $0.7 million primarily due to increased interest expense related to our capital leases. The increase in interest expense also includes the impact of our adoption of the FASB guidance on accounting for convertible debt securities in the first quarter of fiscal 2010.  This required us to record net additional non-cash interest of approximately $2.1 million in the third quarter of fiscal 2010 and to retrospectively include $1.9 million in the third quarter of last year.

For the comparable nine-month periods of fiscal 2010 and 2009, we recorded other net expense of $12.9 million and $5.3 million, respectively.  The $7.5 million year-to-date increase in net expense was primarily due to a $5.1 million decrease in interest income resulting from lower yields in the current nine-month period compared to the similar period last year as our investments in auction rate securities were sold in the first quarter of fiscal 2009 and a decrease in our yields on investments in marketable securities that were transitioned to U.S. treasury securities and money market funds.  Interest expense also increased $1.8 million due to interest on our capital leases as well as the impact of our adoption of the FASB guidance on accounting for convertible debt securities which required us to record net additional non-cash interest of approximately $6.2 million and $5.8 million in the first nine months of fiscal 2010 and retrospectively in the similar period of fiscal 2009, respectively.

Provision for Income Taxes

Our income tax expense for the three and nine months ended February 28, 2010 was $6.1 million and $21.4 million, respectively.  This resulted in an overall effective tax rate of 78.6% for the third quarter of fiscal 2010 and 67.3% for the nine months ended February 28, 2010.  For the three and nine months ended February 28, 2009, our income tax expense was $6.0 million and $21.1 million, respectively, which resulted in an overall effective tax rate of 49.0% and 79.1% for the three and nine months ended February 28, 2009.  The rate for the current quarter was unfavorably impacted by 26.8 percentage points for unbenefitted foreign losses and changes in the jurisdictional mix of the forecasted annual operating income.  In addition, the rate for the current quarter was unfavorably impacted by 4.0 percentage points as a result of income tax return to income tax provision true-ups.

As of February 28, 2010, we have recorded a liability of approximately $8.6 million for unrecognized tax benefits related to uncertain tax positions, all of which would affect earnings and the effective tax rate, if recognized.  We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of our income tax expense.  During the three and nine months ended February 28, 2010 we recognized approximately $0.1 million and $0.3 million in interest and had $1.0 million accrued for the payment of interest.  Interest recognized for the three and nine months ended February 28, 2009 was less than $0.1 million and $0.3 million, respectively.

Liquidity and Capital Resources

	Nine Months Ended
	February 28,
Cash Flows (in thousands)	2010	2009	% Change
		(as adjusted)
Cash provided by (used in):
Operating activities	$(8,431)	$(42,024)	(79.9)%
Investing activities	(173,918)	21,457	(910.5)
Financing activities	(6,486)	(88,514)	(92.7)
Effect of exchange rate changes on cash and cash equivalents	366	(17,802)	(102.1)
Net change in cash and cash equivalents	$(188,469)	$(126,883)	48.5%

	As of
	February 28,	May 31,
Capital Resources (in thousands)	2010	2009	% Change

Working capital	$88,734	$213,997	(58.5)%
Cash and cash equivalents, marketable securities and short-term investments	$226,346	$414,815	(45.4)%

As of February 28, 2010, we had $226.3 million in cash, cash equivalents and $88.7 million in working capital. Our most significant source of operating cash flows is derived from license fees, maintenance services and consulting fees related to services provided to our customers. Days sales outstanding (DSO), which we calculate as net receivables at period-end divided by revenue for the quarter times 90 days in the quarter, was 65 and 74 as of February 28, 2010 and May 31, 2009, respectively. The decrease in DSO was due to the reduction in our accounts receivable balance, primarily related to focused collection efforts on our global receivables in fiscal 2010, as well as collection of annual maintenance services billings.  Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services, and facilities.

On January 11, 2010, we acquired privately held Healthvision, a Dallas-based provider of integration and application technology and related services to hospitals and large healthcare organizations for $160.0 million in cash, net of cash acquired.  See Note 4, Business Combination, for more information.

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

Cash Flows from Operating Activities

Net cash used in operating activities in the first nine months of fiscal 2010 was $8.4 million. Uses of cash included $82.5 million related to working capital.  The cash used for working capital purposes included a $96.0 million decrease in our deferred revenue balances primarily related to the timing of recognition of maintenance revenues over the applicable term of these agreements, $27.7 million decrease in accrued expenses and other liabilities primarily related to the payment of certain foreign withholding and VAT taxes as well as payments of accrued severance and $13.7 million decrease in accounts payable.  These working capital uses of cash were partially offset by working capital sources of cash including a $16.9 million decrease in prepaid expenses and other assets primarily related to receipt of certain foreign withholding tax refunds, a net $34.5 million decrease in accounts receivable as our collection of customer accounts more than offset the increase in accounts receivable acquired from Healthvision and $3.5 million related to net income taxes payable/receivable.  The working capital uses of cash were also offset by our net income of $10.4 million, which included non-cash charges of $33.3 million for depreciation and amortization, $5.9 million related to deferred income taxes, $12.8 million related to stock-based compensation, a $4.5 million provision for estimated warranty costs and doubtful accounts and $7.1 million in amortization of debt discount and the debt issuance costs related to our senior convertible notes.  While operating activities utilized cash during the first nine months of fiscal 2010, we expect to generate positive cash flows in the remainder of the fiscal year primarily due to the timing of our maintenance billings and collection of related receivables.

Net cash used in operating activities in the first nine months of fiscal 2009 was $42.0 million.  Our main uses of cash for the first nine months of fiscal 2009 included $99.3 million in working capital.  The cash uses for working capital purposes included a $107.2 million decrease in our deferred revenue primarily related to the recognition of maintenance revenues over the applicable term of these agreements, $2.3 million related to prepaid expenses and other current assets, a $2.8 million decrease related to income taxes payable/receivable, a $10.9 million decrease in accounts payable and a $7.9 million decrease related to accrued and other liabilities.  These working capital uses of cash were partially offset by our net income of $5.6 million and a $31.8 million decrease in accounts receivable as we collected customer accounts and maintenance billings.  The overall cash used in operating activities excludes the effects of non-cash charges of $29.3 million for depreciation and amortization, $6.7 million in amortization of debt discount and debt issuance costs related to our senior convertible notes, $6.3 million related to stock-based compensation, $3.6 million related to deferred income taxes and a $5.8 million provision for estimated warranty costs and doubtful accounts. While operating activities utilized cash during the first nine months of fiscal 2009, we expect to generate positive cash flows in the fourth quarter of fiscal 2009 primarily due to the timing of our maintenance billings.

Cash Flows from Investing Activities

Net cash used by investing activities was $173.9 million for the nine months ended February 28, 2010.  The primary use of cash was the $160.0 million net cash paid in conjunction with our acquisition of Healthvision (see Note 4, Business Combination) and $13.9 million used to purchase property and equipment primarily related to continued investments in our global information technology and business system infrastructure.

Net cash provided by investing activities was $21.5 million for the nine months ended February 28, 2009.  The sources of cash included $50.7 million in proceeds from the sale of our investments in auction rate securities and the sale or maturity of marketable securities. These sources of cash were somewhat offset by the $20.5 million of cash used to purchase property and equipment primarily investments in our global information technology and business system infrastructure as well as building our off shore capacity, and an $8.7 million increase in restricted cash, primarily due to the $9.1 million held in our segregated brokerage account at Lehman OTC in connection with our accelerated share repurchase transaction.  See Note16, Repurchase of Common Shares and Related Party Transactions, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Cash Flows from Financing Activities

Net cash used for financing activities was $6.5 million for the first nine months of fiscal 2010.  Cash used for financing activities during the period were related to $7.4 million used to repurchase shares of our common stock pursuant to our Board authorized share repurchase program and $3.3 million used to make payments on our long-term debt and capital lease obligations.  These uses of cash were somewhat offset by $4.2 million in proceeds from the exercise of stock options and the issuance of shares of our common stock under our ESPP.

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

Effect of Exchange Rate Changes

For the nine months ended February 28, 2010, changes in foreign currency exchange rates resulted in a $0.4 million increase in our cash and cash equivalents. Exchange rate changes reduced our cash and cash equivalents by $17.8 million during the nine months ended February 28, 2009.

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

In the third quarter of fiscal 2010, we repurchased an aggregate of 1.0 million shares of our common stock at an average price of $6.14 per share under the share repurchase program.  From inception of the repurchase program through February 28, 2010, we have used $270.9 million to repurchase 32.9 million shares at an average price of $8.23 per share. The repurchased shares are recorded as treasury stock and result in a reduction to our stockholders equity. The shares will be used for general corporate purposes. As of February 28, 2010, the maximum dollar value of shares that may yet be purchased under this program was $129.1 million.

During the first quarter of fiscal 2009 we purchased 11.5 million shares through an accelerated share repurchase transaction (the ASR) that we entered into with Lehman OTC on July 15, 2008.  The average price per share of the shares purchased under the ASR transaction was $7.93. See Note 16, Repurchase of Common Shares, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Credit Facilities

We have an uncommitted credit facility that consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $4.2 million (30.0 million SEK). The facility is collateralized by a corporate letter of guarantee by Lawson Software, Inc. As of February 28, 2010, an insignificant amount was outstanding under the guarantee line and approximately $4.2 million was potentially available under the guarantee line.

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

We had certain business relationships with Lehman Brothers OTC Derivatives Inc. (Lehman OTC), including a convertible note hedge transaction and a warrant transaction both entered into as part of the issuance of our senior convertible notes and an accelerated share repurchase transaction, see Note 16, Repurchase of Common Shares.  The bankruptcy filing of Lehman Brothers Holdings Inc. (Lehman Holdings) on September 15, 2008, as guarantor under the convertible note hedge transaction, and the bankruptcy filing by Lehman OTC on October 3, 2008, were events of default under the hedge transaction and warrant agreements. As a result of these defaults, we exercised our rights to terminate both the convertible note hedge transaction and the warrant transaction on October 10, 2008.  Accordingly, for financial reporting purposes, we recorded the estimated fair value of the related hedge transaction asset and the warrant liability during the second quarter of fiscal 2009, resulting in a decrease in our stockholders’ equity equal to the net amount of the recorded asset and liability. As of February 28, 2010, our claim against Lehman Holdings and Lehman OTC and Lehman Holdings’ and Lehman OTC’s claim against us had not been resolved.

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

Restricted Cash

We had approximately $11.0 million of restricted cash as of February 28, 2010, of which approximately $1.0 million and $10.0 million have been classified as current and non-current, respectively, on our Condensed Consolidated Balance Sheets. The non-current portion relates primarily to the $9.1 million held on our account at LBI. See Note 16, Repurchase of Common Shares, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information. The remainder of the restricted cash balance relates to various collateral arrangements related to our property leases worldwide.

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2009, total contractual obligations at May 31, 2009 were $355.8 million not including an estimated liability for uncertain tax positions.  At February 28, 2010 we had recorded a liability for uncertain tax positions of $8.6 million. We do not expect the amount of unrecognized tax benefits or cash payments related to these obligations to significantly change over the next 12 months.  See Note 11, Income Taxes, in Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further discussion.

Off-Balance-Sheet Arrangements

As of May 31, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K. We do not use off-balance-sheet arrangements with unconsolidated entities, related parties or other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-

balance-sheet risks from unconsolidated entities.

We have entered into operating leases for most of our U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are sometimes referred to as a form of off-balance-sheet financing. As of February 28, 2010, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2009 and 2018. Rent expense under operating leases for the third quarter of fiscal 2010 and fiscal 2009 was $6.6 million and $7.7 million, respectively.  For the nine months ended February 28, 2010 and 2009, rent expense was $19.9 million and $22.5 million, respectively.

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

We do not use forward contracts for trading purposes. Our foreign currency forward contracts are generally short term in nature, typically maturing within 90 days or less. We mark to market all contracts at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The net fair value of our foreign currency forward contracts was a net asset of $0.1 million and a net liability of $0.5 million as of February 28, 2010 and May 31, 2009 and was included in prepaid expenses and other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. See Note 9, Fair Value Measurements, for more detail. For the three and nine month periods ended February 28, 2010, we recorded a net realized and unrealized gain of $5.1 million and a loss of $0.8 million related to foreign currency forward contracts respectively, as compared to net gains of $7.7 million and $20.9 million, for the three and nine months periods ended February 28, 2009.  All gains and losses from foreign currency forward contracts have been classified as general and administrative expense in our Condensed Consolidated Statements of Operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2010.

Our evaluation does not include an assessment of the effectiveness of Healthvision’s disclosure controls and procedures.  SEC guidance regarding the reporting of internal control over financial reporting in connection with a material acquisition allows management to omit an assessment of the acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year.  Accordingly, we have excluded Healthvision from the scope of our current assessment.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 21, 2010, JuxtaComm-Texas Software, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas against Lawson Software, Inc., Lawson Software Americas, Inc. and 20 other defendants.  One of the defendants, Seco Tools, Inc. is a Lawson customer.  Under the terms of our customer license agreement, we have agreed to defend and indemnify Seco Tools in this lawsuit.  The complaint alleges that Lawson and the other defendants infringe United States Patent No. 6,195,662 entitled “System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems.”  JuxtaComm seeks damages in an undisclosed amount, enhancement of those damages, an attorneys’ fee award and an injunction against further infringement.  We plan to vigorously defend this case.  Because the complaint does not identify which of our products allegedly infringes this patent, and given the inherent unpredictability of litigation and jury trials, we cannot at this time estimate the possible outcome of this lawsuit. Because patent litigation is time consuming and costly to defend, we will continue to incur significant costs defending this case. In addition, in the event of an unfavorable outcome in this matter, it could have a material adverse effect on our future results of operations or cash flows.

As previously discussed in the quarterly reports filed on Form 10-Q for our fiscal quarters ended August 31, 2009 and November 30, 2009,  on May 19, 2009, ePlus, Inc. filed a lawsuit in the United States District Court for the Eastern District of Virginia against Lawson Software, Inc., Perfect Commerce, Inc., SciQuest, Inc. and Verian Technologies, Inc.  The other three defendants subsequently entered into separate confidential settlements and the court dismissed their parts of the lawsuit. The May 2009 complaint alleges that Lawson’s supply chain products infringe three U.S. patents owned by ePlus.  In that complaint, ePlus seeks damages in an undisclosed amount, enhancement of those damages, an attorneys’ fee award and an injunction against further infringement.  As part of the subsequent discovery process, ePlus has made unquantified damages allegations for royalties on some or all of our aggregate license, maintenance and services revenues in the United States since October 2003 for our purchase order, inventory control and requisition products.  We are contesting the infringement claims and validity of the patents as well as the time frame and scope of products and services associated with ePlus’ damages allegations.  The court has required that ePlus submit its damages expert reports in May 2010.  When ePlus submits its damages expert report, we expect that report to include the dollar amount of damages claimed by ePlus and the royalty percentage and revenue base on which ePlus calculates the alleged damages royalty.  We are vigorously defending this case because we believe we have meritorious defenses, including non-infringement and patent invalidity.  This case is currently scheduled to go to trial in September 2010.  If we are not successful in obtaining summary judgment or other resolution before or at trial, at the conclusion of the trial the jury will decide whether or not ePlus has proved that Lawson has infringed, and whether or not Lawson has proved that the patents are invalid.  If the jury finds that Lawson failed to prove invalidity of the patents, and if the jury finds that ePlus has proved infringement, then the jury will determine the amount of damages payable by Lawson.  Given the inherent unpredictability of litigation and jury trials, we cannot at this time estimate the possible outcome of this lawsuit. Because patent litigation is time consuming and costly to defend, we will continue to incur significant costs defending this case. In addition, in the event of an unfavorable outcome in this matter, it could have a material adverse effect on our future results of operations or cash flows.

As previously discussed in the quarterly reports filed on Form 10-Q for our fiscal quarters ended August 31, 2009 and November 30, 2009, on May 20, 2008, a putative class action lawsuit was filed against us in the United States District Court for the Southern District of New York on behalf of current and former business, systems, and technical consultants. The suit, Cruz, et. al., v. Lawson Software, Inc. et. al., alleges that we failed to pay overtime wages pursuant to the Fair Labor Standards Act (FLSA) and state law, and alleges violations of state record-keeping requirements. The suit also alleges certain violations of ERISA and unjust enrichment. Relief sought includes back wages, corresponding 401(k) plan credits, liquidated damages, penalties, interest and attorneys’ fees. Given the preliminary nature of the alleged claims and the inherent unpredictability of litigation, we cannot at this time estimate the possible outcome of any such action. We successfully moved the case from the United States District Court for the Southern District of New York to the District of Minnesota. The Minnesota Federal District Court conditionally certified the case under the FLSA as a collective action and granted our motion to dismiss the two ERISA counts and the state wage and hour claims.

Plaintiffs moved for Rule 23 class certification but the Court denied their motion.  At the present time, the size of the class is limited to the 72 consultants who elected to participate in the lawsuit by filing opt-in forms.  As permitted by the present scheduling order, we plan to file a motion for summary judgment asking for dismissal of remaining class members based on their performance of exempt duties and/or making more than $100,000 per year.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of our common stock for the three months ended February 28, 2010:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

December 1 - 31, 2009	—	$—	—	$135,213,279
January 1 - 31, 2010	816,100	$6.19	816,100	$130,160,005
February 1 - 28, 2010	184,000	$5.90	184,000	$129,074,195
Total third quarter fiscal 2010	1,000,100	$6.14	1,000,100

(1) In November 2006, our Board of Directors approved a share repurchase of up to $100.0 million of common stock. The Board of Directors increased this maximum to $200.0 million in April 2007 and to $400.0 million on July 10, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

See Index to Exhibits on page 49 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 9, 2010

LAWSON SOFTWARE, INC.

By:	/s/ STEFAN B. SCHULZ
Stefan B. Schulz
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS
10.1	Employment Contract dated January 7, 2010 between SAS Lawson Software Consulting France and Eric Verniaut.

10.2	U.S. Parent company Supplement to Local Country Employment Agreement effective January 6, 2010, between Lawson Software, Inc. and Eric Verniaut.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Harry Debes.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Stefan B. Schulz.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Harry Debes.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Stefan B. Schulz.