Form 10-Q
period 2010-08-31
Lawson Software, Inc.
filed 2010-10-08
CIK 1344632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2010

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

The number of shares of the registrant’s common stock outstanding on September 30, 2010 was 163,054,219.

LAWSON SOFTWARE, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	August 31, 2010	May 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$333,106	$375,917
Restricted cash - current	1,041	654
Trade accounts receivable, net	102,119	117,976
Income taxes receivable	9,308	4,664
Deferred income taxes - current	18,995	18,957
Prepaid expenses and other current assets	45,163	51,945
Total current assets	509,732	570,113

Restricted cash - non-current	10,115	10,070
Property and equipment, net	54,978	54,671
Goodwill	545,400	525,576
Other intangible assets, net	153,063	159,665
Deferred income taxes - non-current	36,913	38,144
Other assets	14,576	13,805
Total assets	$1,324,777	$1,372,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt - current	$2,683	$2,646
Accounts payable	5,580	12,085
Accrued compensation and benefits	58,978	76,102
Income taxes payable	2,815	2,271
Deferred income taxes - current	6,040	5,605
Deferred revenue - current	263,671	319,797
Other current liabilities	33,855	36,573
Total current liabilities	373,622	455,079

Long-term debt - non-current	226,045	224,143
Deferred income taxes - non-current	42,672	42,834
Deferred revenue - non-current	9,382	8,363
Other long-term liabilities	15,532	16,456
Total liabilities	667,253	746,875

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 750,000 shares authorized; 203,147 and 202,919 shares issued, respectively; 162,985 and 162,045 shares outstanding, at August 31, 2010 and May 31, 2010, respectively	2,031	2,029
Additional paid-in capital	884,056	887,349
Treasury stock, at cost; 40,162 and 40,874 shares at August 31, 2010 and May 31, 2010, respectively	(322,348)	(326,925)
Retained earnings	63,378	53,742
Accumulated other comprehensive income	30,407	8,974
Total stockholders’ equity	657,524	625,169
Total liabilities and stockholders’ equity	$1,324,777	$1,372,044

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	August 31,
	2010	2009
Revenues:
License fees	$24,508	$25,935
Maintenance services	94,650	85,430
Software revenues	119,158	111,365
Consulting	55,502	57,627
Total revenues	174,660	168,992

Cost of revenues:
Cost of license fees	5,874	4,927
Cost of maintenance services	17,019	15,559
Cost of software revenues	22,893	20,486
Cost of consulting	51,747	51,835
Total cost of revenues	74,640	72,321

Gross profit	100,020	96,671

Operating expenses:
Research and development	21,316	20,618
Sales and marketing	37,726	35,877
General and administrative	21,464	19,657
Restructuring (Note 3)	(935)	75
Amortization of acquired intangibles	2,706	1,880
Total operating expenses	82,277	78,107

Operating income	17,743	18,564

Other income (expense), net:
Interest income	342	318
Interest expense	(4,113)	(4,042)
Other income (expense), net	(50)	(98)
Total other income (expense), net	(3,821)	(3,822)

Income before income taxes	13,922	14,742
Provision for income taxes	4,286	8,765
Net income	$9,636	$5,977

Net income per share:
Basic	$0.06	$0.04
Diluted	$0.06	$0.04

Weighted average common shares outstanding:
Basic	162,596	161,112
Diluted	167,178	163,921

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	August 31,
	2010	2009
Cash flows from operating activities:

Net income	$9,636	$5,977
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,844	10,042
Amortization of debt issuance costs	260	260
Amortization of debt discount	2,265	2,122
Deferred income taxes	1,728	3,232
Provision for doubtful accounts	(13)	641
Warranty provision	821	1,002
Net loss on disposal of assets	9	10
Excess tax benefits from stock transactions	(1,118)	(168)
Stock-based compensation expense	4,942	2,567
Changes in operating assets and liabilities (net of acquisition):
Trade accounts receivable	16,839	32,399
Prepaid expenses and other assets	8,327	11,921
Accounts payable	(6,615)	(5,884)
Accrued expenses and other liabilities	(27,684)	(35,933)
Income taxes payable/receivable	(4,382)	(11,520)
Deferred revenue	(57,203)	(37,210)
Net cash used in operating activities	(38,344)	(20,542)

Cash flows from investing activities:
Change in restricted cash	(391)	(277)
Purchase of marketable securities and investments	(3,006)	—
Purchases of property and equipment	(6,000)	(4,358)
Net cash used in investing activities	(9,397)	(4,635)

Cash flows from financing activities:
Principal payments on long-term debt	(345)	(467)
Payments on capital lease obligations	(325)	(575)
Cash proceeds from exercise of stock options	580	1,197
Excess tax benefit from stock transactions	1,118	168
Cash proceeds from employee stock purchase plan	614	550
Repurchase of common stock	(1,730)	(1,284)
Net cash used in financing activities	(88)	(411)

Effect of exchange rate changes on cash and cash equivalents	5,018	2,075

Net decrease in cash and cash equivalents	(42,811)	(23,513)
Cash and cash equivalents at the beginning of the period	375,917	414,815
Cash and cash equivalents at the end of the period	$333,106	$391,302

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements

LAWSON SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business and Basis of Presentation

Lawson Software is a global provider of enterprise software, support and services targeting customers in specific industries, including healthcare, service industries, manufacturing & distribution, equipment service management and rental, public sector (U.S.), and consumer products.  Lawson serves customers in three geographic regions: the Americas; Europe, Middle East and Africa (EMEA); and Asia-Pacific, including Australia and New Zealand (APAC). We offer a broad range of software applications and industry-specific solutions that we believe help our customers improve their business processes and reduce costs, resulting in better business or operational performance. Lawson solutions help automate and integrate business processes and promote collaboration among our customers and their partners, suppliers and employees.  Through our support services, we provide ongoing maintenance and assistance to our customers.  Through our consulting services, we help our customers implement, learn to use, upgrade and optimize their Lawson applications.

Basis of Presentation

Our Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the U.S. (U.S. GAAP) and include the accounts of Lawson Software, Inc., our branches and our wholly-owned and majority-owned subsidiaries operating in the Americas, EMEA and APAC. All significant intercompany accounts and transactions have been eliminated. Our subsidiaries that are not majority-owned are accounted for under the equity method. The accompanying Condensed Consolidated Financial Statements reflect all adjustments, in the opinion of management, necessary to fairly state our consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items other than the out-of-period adjustments described below under First Quarter Fiscal 2010 Results of Operations.

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by the requirements for Form 10-Q and do not contain all the information and disclosures included in our annual financial statements and notes as required by U.S. GAAP. The Condensed Consolidated Balance Sheet data as of May 31, 2010 and other amounts presented herein as of May 31, 2010 or for the year then ended were derived from our audited financial statements.  The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) for the fiscal year ended May 31, 2010. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

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

Business Segments

During fiscal 2009 and prior years, we operated as one business segment, the development and marketing of computer software and related services including consulting, maintenance and customer support. Beginning in the first quarter of fiscal 2010, we reorganized our operations to provide greater focus on and better serve our targeted vertical markets. With this strategic organizational change, including a workforce realignment, we determined that we had three reportable segments that aligned with our three industries groups: S3 Strategic Industries, M3 Strategic Industries and General Industries.  We have reevaluated our vertical organizational structure and have reorganized certain management and reporting responsibilities effective June 1, 2010; consolidating our General Industries reportable segment and redistributing responsibility for management of the vertical markets that were part of this segment into our S3 and M3 business segments. We believe the consolidation of our General Industries segment will help us drive more efficiencies and better manage our operations.  Commensurate with this organizational change, we have revised our segment reporting such that we report operating results for two reportable segments beginning in the first quarter of fiscal 2011: S3 Industries and M3 Industries.  Prior period segment information has been retrospectively adjusted to reflect the two segment structure. In connection with this change in organizational structure, we also revised the measure of operating performance that we use to assess segment operating performance from segment controllable margin to segment operating income. The primary difference between segment controllable margin and segment operating income is that our segment operating income includes an allocation of expenses for non-dedicated resources. We have retrospectively adjusted our segment profit measures to reflect segment operating income. See Note 15, Segment and Geographic Information, for a description of segment operating profit.

Fiscal Year

Our fiscal year is from June 1 through May 31. Unless otherwise stated, references to the years 2011 and 2010 relate to the fiscal years ended May 31, 2011 and 2010, respectively. References to future years also relate to our fiscal years ending May 31.

Results of Operations

Our results for fiscal year 2010 include reductions to net income of approximately $0.9 million that should have been reported in other fiscal years.  In the first quarter of fiscal 2010, net income was reduced by approximately $0.8 million due to 1) an additional $1.7 million of income tax provision recorded in the first quarter of fiscal 2010 that should have been recorded as a reduction to net income in fiscal 2009, and 2) an increase of $0.9 million related to the reversal of a services loss reserve that should have been reversed in fiscal 2008.  The remaining $0.1 million impact to fiscal year 2010 net income relates to adjustments recorded in the first quarter of fiscal 2011.  This net adjustment includes 1) a $0.9 million pension settlement gain (see Note 13, Comprehensive Income) that should have been recorded primarily in the third quarter of fiscal 2010 and 2) a $0.5 million value-added tax asset write-off that should have been recorded in the second quarter of fiscal 2010.

We have determined that the impact of these out-of-period adjustments was immaterial to our results of operations in all applicable current and prior interim and annual periods and we expect them to be immaterial to our full fiscal 2011 results.

2. Summary of Significant Accounting Policies

Except to the extent updated or described below, a detailed description of our significant accounting policies can be found in Lawson’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010.  The following notes should be read in conjunction with such policies and other disclosures in our Annual Report.

Adoption of New Accounting Pronouncements

On June 1, 2010, we adopted the Financial Accounting Standards Board (FASB) guidance on the consolidation of variable interest entities (VIE’s).  This guidance clarifies the determination of whether a company is required to consolidate a VIE, changes the approach to determining a VIE’s primary beneficiary (the reporting entity that must consolidate the VIE), requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE and requires additional disclosures about a company’s involvement in VIE’s.  Our adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements for fair value measurements, including the information about transfers into and out of Levels 1 and 2 of the three-tier fair value hierarchy established under the FASB’s fair value measurement guidance.  This guidance also requires separate disclosure for purchases, sales, issuances and settlements relating to Level 3 investments. Except for the detailed disclosures related to the Level 3 reconciliation, which became effective for us on June 1, 2010, all other disclosures under this guidance became effective during the fourth quarter of fiscal 2010. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In October 2009, the FASB issued guidance which amends the existing guidance for revenue recognition of non-software elements of multiple element arrangements.  Under the new guidance, when vendor-specific objective evidence or third-party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration based on the relative selling price method.  The residual method of allocating arrangement consideration will no longer be permitted.  This guidance is effective for fiscal years beginning on or after June 15, 2010 (our fiscal 2012), however early adoption is permitted.  We are currently evaluating how this may affect our accounting for multiple element arrangements and what impact it may have on our financial position, results of operations or cash flows.

Derivatives

We account for derivative instruments, consisting of foreign currency forward contracts, pursuant to the FASB guidance on accounting for derivative instruments and hedging activities.  This guidance requires us to measure derivative instruments at fair value and record them in our balance sheet as either an asset or a liability. We do not use derivative instruments for trading purposes. In fiscal 2011 and prior years, we have not designated these derivative contracts as hedge transactions and have not used hedge accounting. We manage foreign currency market risk using forward contracts to offset the risk associated with the effects of certain foreign currency exposures primarily related to non-functional currency intercompany loans and advances between our international subsidiaries as well as other balance sheet accounts, particularly accounts receivable, accounts payable and certain accrual accounts. Our foreign currency forward contracts are generally short term in nature, maturing within 90 days or less. We revalue all contracts to their current market value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses recorded from the revaluation of our non-functional currency balance sheet exposures. We expect this to mitigate some foreign currency transaction gains or losses in future periods. Our net realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

We record our foreign currency forward contracts on our Condensed Consolidated Balance Sheets as either prepaid expenses and other current assets or other current liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively. All gains and losses from foreign currency forward contracts have been included in general and administrative expense in our Condensed Consolidated Statements of Operations.  See Note 9, Fair Value Measurements, for more detail.  We have recorded the following net fair values of our foreign currency forward contracts and the related net realized and unrealized gains and losses as of and for the periods indicated (in thousands):

	Net Asset		Net Liability
	Prepaid Expenses and Other Current Assets		Other Current Liabilities
	August 31,	May 31,	August 31,	May 31,
	2010	2010	2010	2010
Fair values of derivatives not designated as hedging instruments:
Foreign currency forward contracts	$—	$6,527	$684	$—

	Three Months Ended
	August 31,
	2010	2009

Gain (loss) recognized for derivatives not designated as hedging instruments:
Foreign currency forward contracts	$(1,761)	$(4,266)

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash equivalents, marketable securities, trade accounts receivable and accounts payable and foreign currency forward contracts for which the current carrying amounts approximate fair values, primarily due to their short periods to maturity. Our long-term debt is carried at its face value, net of applicable debt discount.  The estimated fair value of our 2.5% senior convertible notes, including current maturities, was $242.4 million as of August 31, 2010, based on quoted market prices. The remainder of our long-term debt has fair values that are not materially different from their aggregate carrying values of $4.0 million.

Sales Returns and Allowances

We do not generally provide a contractual right of return. However, in the course of arriving at practical business solutions to various warranty and other claims, we have allowed sales returns and allowances. We record a provision against revenue for estimated sales returns and allowances on license and consulting revenues in the same period the related revenues are recorded or when current information indicates additional allowances are required (we refer to these provisions and allowances as a warranty reserve).  These estimates are based on historical experience determined by analysis of return activities, specifically identified customers and other known factors. If the historical data we utilize does not reflect expected future performance, a change in the allowances would be recorded in the period such determination is made, affecting current and future results of operations.

Following is a roll forward of our warranty reserve (in thousands):

Balance, May 31, 2010	$8,494
Provision	821
Write-offs	(395)
Currency translation effect	62
Balance, August 31, 2010	$8,982

3. Restructuring

We recorded a restructuring accrual reversal of approximately $0.9 million in the first quarter of fiscal 2011 compared to a restructuring charge of $0.1 million during the first quarter of fiscal 2010.  The following table sets forth the reserve activity related to our restructuring plans for the three months ended August 31, 2010 and the remaining reserve balances for severance and related benefits and exited leased facilities, which are included in accrued compensation and benefits and other current liabilities, respectively, in our Condensed Consolidated Balance Sheets as of August 31, 2010 and May 31, 2010 (in thousands):

	Restructuring Actions
		Fiscal	Fiscal	Fiscal
	Total	2010	2009	2006
Balance, May 31, 2010	$14,774	$8,137	$3,722	$2,915
Provision for restructuring	—	—	—	—
Cash payments	(3,715)	(2,706)	(734)	(275)
Adjustments to provision	(935)	(436)	(499)	—
Adjustments to provision - goodwill	(307)	—	—	(307)
Currency translation effect	564	319	147	98
Balance, August 31, 2010	$10,381	$5,314	$2,636	$2,431

Fiscal 2010 Restructurings

Fiscal 2010 Q2.  On September 30, 2009, we approved a plan to further restructure our workforce.  Under this plan, we reduced our workforce by approximately 65 employees.  The majority of the reductions occurred within our consulting practice in our EMEA region.  These actions were undertaken as a further refinement of our vertical organization, including a resizing of our services business to leverage our partner channels, and in light of current demand for our consulting and implementation services in EMEA. The majority of the actions related to this plan were completed by the end of the second quarter of fiscal 2010.  The restructuring action resulted in pre-tax charges of $4.6 million for severance pay and related benefits which we recorded in the second quarter of fiscal 2010.  Substantially all of this amount will result in future cash expenditures.  We expect that the majority of the remaining severance and related benefits will be paid by the third quarter of fiscal 2011.

Fiscal 2010 Q4.  On May 27, 2010, we approved and began implementing a plan to restructure our workforce including the elimination of approximately 160 employees. The workforce reduction relates primarily to our M3 operations in Europe, the United States and Manila.  Departures of affected personnel were substantially complete by the end of the first quarter of fiscal 2011.  In connection with these actions we recorded pre-tax charges of $7.1 million in the fourth quarter of fiscal 2010 for severance pay and related benefits; substantially all of which will result in future cash expenditures.  The majority of the severance and related benefits will be paid by the end of fiscal 2011.

In relation to the fiscal 2010 restructuring actions, we made cash payments of approximately $2.7 million for severance pay and related benefits during the first quarter of fiscal 2011.  In addition, we recorded a $0.4 million reduction related to the fourth quarter of fiscal 2010 accrual, primarily as a result of  an increase in accruals for severed employees of $0.6 million offset by a $1.0 million reduction related to a decrease in the number of affected employees.  As of August 31, 2010, we had an accrual of $5.3 million for severance and related benefits.

Fiscal 2009 Restructurings

Fiscal 2009 Q2.  On November 18, 2008, we announced the implementation of cost reduction measures in light of the uncertainty in global economic conditions and in light of other operating margin improvement initiatives. These cost reduction initiatives included a restructuring plan resulting in the reduction of approximately 285 employees and the exiting of certain leased facilities.  In relation to these actions we recorded a pre-tax charge of approximately $7.9 million in the second quarter of fiscal 2009 and an additional $3.4 million in the third quarter of fiscal 2009. Actions related to severance were substantially completed by February 28, 2009 and applicable cash payments were completed thereafter.  Payments related to the exited facilities are expected to continue through November 2011.

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

In relation to the fiscal 2009 restructuring actions, we made cash payments of $0.3 million relating to severance and related benefits and $0.5 million related to the exited facilities during the first quarter of fiscal 2011.  In addition, we recorded adjustments to the accruals of approximately $0.5 million for a reduction in expenses accrued related to exited leased facilities when the lessor agreed to reduce the period of the lease.  As of August 31, 2010, we had an accrual of $2.6 million: $0.5 million for severance and related benefits and $2.1 million for the estimated fair value of our liability for the exited facilities.

Fiscal 2006 Restructuring

On April 26, 2006, in conjunction with our business combination with Intentia International AB (Intentia), we approved a plan designed to eliminate employee redundancies in both Intentia and Legacy Lawson.  These actions included the reduction of approximately 185 employees and the exit of or reduction in leased space.  In the first quarter of fiscal 2011 we made cash payments of $0.3 million related to exited facilities. During the first quarter of fiscal 2011, we made adjustments to reduce lease exit costs of approximately $0.3 million for changes in estimates relating to the original lease restructuring plan when the lessor agreed to reduce the period of the lease.  This adjustment resulted in a reduction to acquired goodwill. The remaining accrual as of August 31, 2010 was $2.4 million for the exit of or reduction in leased space. We expect cash payments related to exited facilities or reduced space to continue through June 2012.  There were no such costs incurred in the first quarter of fiscal 2011.

As a result of our restructuring plans and the realignment of our workforce, we have experienced cost savings from the lower facility expenses and reduced headcount and expect these savings to continue.

4. Business Combination

Healthvision

On January 11, 2010, we completed our acquisition of Healthvision through the acquisition of all the outstanding stock of privately held Quovadx Holdings, Inc., Healthvision’s parent holding company.  Healthvision is a Dallas-based company providing integration and application technology and related services to hospitals and large healthcare organizations.  We believe the acquisition of Healthvision is a strategic fit for our S3 Industries segment.  The results of operations of Healthvision have been included in our Condensed Consolidated Statements of Operations from the date of acquisition.

The purchase consideration totaled approximately $160.0 million in cash, net of approximately $10.4 million of acquired cash.  We funded the purchase price from our available cash.  We used the acquisition method to account for the acquisition in accordance with the FASB guidance on accounting for business combinations.  Under the acquisition method, the purchase price was allocated to, and we recognized the fair values of, Healthvision’s tangible and intangible assets acquired and liabilities assumed.  The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired has been recorded as goodwill within our S3 Industries segment. See Note 7, Goodwill and Intangible Assets.  We believe the goodwill arises from the benefits we expect to achieve from the additional revenue potential provided by our expanded product offerings and increased access to customers in our healthcare vertical within our S3 Industries segment.  Transaction and merger related integration costs associated with Healthvision have been expensed as incurred and are reflected in our results of operations in general and administrative expenses.   There were no such costs incurred in the first quarter of fiscal 2011.

We are responsible for determining the fair values of the acquired assets and liabilities. These fair values of the acquired assets and liabilities were based on our estimates as of the acquisition date of January 11, 2010, and were based on a number of factors, including valuations.  Identified intangible assets acquired included existing technology, existing customer relationships and trade names.  We used variations of the income approach method to value the intangible assets.  Under these methods, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate.  The valuation of the existing technology and trade names were based on the relief-from-royalty method and existing customer relationships were valued using the excess earnings method.  The royalty rates used in the relief-from-royalty method were based on both a return-on-asset method and market comparable rates.

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

The following unaudited pro forma financial information is based on historical financial information of Lawson and Healthvision giving effect to the acquisition as if it had occurred at the beginning of fiscal 2010 and applying certain assumptions and pro forma adjustments.  These pro forma adjustments primarily relate to the amortization of acquired intangibles, recognition of deferred revenues, interest income, interest expense and the estimated impact on our income tax provision.  We believe that the assumptions used and the adjustments made are reasonable given the information available to us as of the date of this Form 10-Q.  This pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition occurred at such earlier times or of the results that may be achieved in the future.   In addition, these pro forma financial statements do not reflect the realization of any cost savings that we may achieve from operating efficiencies, synergies or other restructuring activities that may result from the acquisition.

The following table summarizes the unaudited pro forma financial information of the combined Lawson and Healthvision as if the acquisition closed at the beginning of fiscal 2010 (in thousands, except per share data):

(unaudited)	Three Months Ended August 31, 2009
Total revenues	$183,307
Net income	$7,146
Net income per share - basic	$0.04
Net income per share - diluted	$0.04

5. Share-Based Compensation

We account for share-based compensation in accordance with the FASB guidance on share-based payments.  This guidance requires us to estimate the fair value of our share-based payment awards on the date of grant using an option-pricing model. We use the Black-Scholes option-pricing model which requires the input of significant assumptions including an estimate of the average period of time employees will retain vested stock options before exercising them, the estimated volatility of our common stock price over the expected term and the applicable risk-free interest rate. The value of the portion of awards that are ultimately expected to vest is recognized as expense over the requisite service periods in our Condensed Consolidated Statements of Operations.

The fair value of restricted stock and restricted stock unit awards (together restricted stock awards) is estimated based on the grant date market value of our common stock.  For service-based restricted stock awards, compensation expense is recognized on a straight-line basis over the related service period.  For performance-based restricted stock awards vesting is based on obtaining certain performance targets (currently based on our non-GAAP revenues and non-GAAP net income per diluted share) and compensation expense is recognized over the related service period based on management’s assessment of the probability of meeting such targets.  In general, we begin to recognize applicable compensation expense when we believe it is probable that the related performance targets will be met and no compensation expense is recorded, and any previously recognized expense reversed, when achievement of the performance target is not assessed as probable.  We assess the likelihood or probability of achieving the performance target for these awards at the end of each quarterly reporting period. These performance-based awards will be cancelled and forfeited if the applicable performance targets are not met.

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

The following table presents share-based compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated (in thousands):

	Three Months Ended
	August 31,
	2010	2009

Cost of revenues	$1,203	$564
Research and development	555	130
Sales and marketing	1,268	821
General and administrative	1,916	1,052
Stock-based compensation expense, before income tax	4,942	2,567
Income tax benefit	(1,905)	(988)
Stock-based compensation expense, net of tax	$3,037	$1,579

As of August 31, 2010, we had the following unrecognized share-based compensation which we expect to recognize over the weighted average periods indicated (in thousands):

	Outstanding Stock Options	Restricted Stock Awards
Unrecognized compensation expense	$11,961	$25,529
Recognition period	1.62 years	1.90 years

6. Trade Accounts Receivable

The components of our trade accounts receivable were as follows (in thousands):

	August 31,	May 31,
	2010	2010
Trade accounts receivable	$92,256	$107,204
Unbilled accounts receivable	13,310	14,259
Less: allowance for doubtful accounts	(3,447)	(3,487)
Trade accounts receivable, net	$102,119	$117,976

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to our customers because the amounts were earned but not contractually billable as of the balance sheet date.

7. Goodwill and Intangible Assets

The change in the carrying amount of our goodwill by reportable segment for the three months ended August 31, 2010 was as follows (in thousands):

	S3 Industries	M3 Industries	Total
Balance, May 31, 2010 (1)	$407,909	$117,667	$525,576
Goodwill adjustments	(226)	(81)	(307)
Currency translation effect	14,848	5,283	20,131
Balance, August 31, 2010	$422,531	$122,869	$545,400

(1)          Reflects the reporting segment structure effective beginning in the first quarter of fiscal 2011.  In fiscal 2010 we operated under three segments, before we refined our organizational structure.  See Note 15, Segment and Geographic Information.

We recorded an adjustment of $0.3 million to reduce goodwill during the first three months of fiscal 2011.  This adjustment related to changes in estimates relating to our fiscal 2006 lease restructuring plan.  See Note 3, Restructuring.

In accordance with the FASB guidance related to goodwill and other intangible assets, we are required to assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred.  We conduct our annual impairment test in the fourth quarter of each fiscal year.

Testing for goodwill impairment is a two step process. The first step screens for potential impairment and if there is an indication of possible impairment the second step must be completed to measure the amount of impairment loss, if any. The first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with the carrying value of its net assets.  If the fair value of the reporting unit had been less than the carrying value of the reporting unit, the second step of the goodwill impairment test would have been performed to measure the amount of impairment loss we would be required to record, if any. The second step, if required, would compare the implied fair value of Lawson’s goodwill with the current carrying amount of our goodwill. If the implied fair value of our goodwill is less than the carrying value, an impairment charge would be recorded as a charge to our operations.  The results of our most recent annual assessment performed at the end of fiscal 2010 did not indicate any impairment of our goodwill.

During the first quarter of fiscal 2011, with our continued evaluation of our vertical organizational structure, we determined that we now operate under two reportable segments: S3 Industries and M3 Industries.  We consolidated our General Industries reportable segment and redistributed responsibility for management of the vertical markets that were part of this segment into our S3 Industries and M3 Industries segments.  See Note 15, Segment and Geographic Information, for additional information regarding our reportable segments.  These two reporting segments are also representative of our reporting units for purposes of our goodwill impairment testing.  Prior to this restructuring of our business, we had four reporting units.  Upon this change in the number of our reporting units to two, effective June 1, 2010, we reallocated our goodwill to each of these reporting units based upon their fair values and we performed a step one goodwill impairment test.

For purposes of allocating our recorded goodwill to our reporting units, we estimated their fair values using a combination of an income approach (discounted cash flow method) and a market approach (market comparable method).  Based on the results of the first step of our impairment test, the fair value exceeded the carrying value of the net assets for each of our reporting units.  The calculated fair values of our S3 Industries and M3 Industries reporting units exceeded their carrying values by approximately 150.5% and 70.6%, respectively, as of June 1, 2010.  Accordingly, there was no impairment of our goodwill and neither of our reporting units are at risk as of June 1, 2010.  We have no accumulated impairment charges related to our goodwill.

Intangible assets subject to amortization were as follows (in thousands):

	August 31, 2010			May 31, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Estimated
	Amounts	Amortization	Net	Amounts	Amortization	Net	Useful Lives
Maintenance contracts	$22,940	$19,702	$3,238	$22,940	$19,343	$3,597	Term
Technology	141,835	63,950	77,885	141,646	59,284	82,362	3-10 years
Client lists	10,260	9,237	1,023	10,144	8,870	1,274	4-10 years
Customer relationships	97,767	30,663	67,104	95,866	27,339	68,527	12-15 years
Trademarks	9,167	5,463	3,704	8,945	5,141	3,804	2 years
Non-compete agreements	3,707	3,598	109	3,494	3,393	101	5 years
	$285,676	$132,613	$153,063	$283,035	$123,370	$159,665

We amortize our intangible assets using underlying cash flow projections and accelerated and straight-line methods which approximate the proportion of future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset. The balances reflected in the above table as of August 31, 2010 include the intangible assets acquired in our acquisition of Healthvision and applicable accumulated amortization (See Note 4, Business Combination).  For the comparable three months ended August 31, 2010 and 2009, amortization expense for intangible assets was $7.5 million and $4.9 million, respectively.  Net intangible assets increased from May 31, 2010 to August 31, 2010 by approximately $0.9 million due to the effect of currency translation. Amortization expense is reported as a component of cost of revenues and as amortization of acquired intangibles in our Condensed Consolidated Statements of Operations.

We review our intangible assets for potential impairment whenever events or changes in circumstances indicate that their remaining carrying value may not be recoverable pursuant to the FASB guidance on accounting for the impairment or disposal of long-lived assets.

The estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

2011 (remaining 9 months)	$22,254
2012	25,805
2013	22,334
2014	18,408
2015	22,011
Thereafter	42,251
$153,063

8. Deferred Revenue

The components of deferred revenue were as follows (in thousands):

	August 31,	May 31,
	2010	2010
License fees	$37,950	$39,221
Maintenance services	217,703	275,237
Consulting	17,400	13,702
Total deferred revenue	273,053	328,160
Less current portion	(263,671)	(319,797)
Deferred revenue - non-current	$9,382	$8,363

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our renewal dates occur in the third and fourth quarters of our fiscal year with revenues being recognized ratably over the applicable service periods.  In addition, our conversion rate, or the rate at which revenue related to license transactions is recorded as revenue, was relatively higher contributing to the decrease in deferred license fees revenues.  These decreases were somewhat offset by an increase in deferred consulting revenues, primarily related to large consulting projects in both our S3 and M3 Industries segments that were deferred in the first quarter of fiscal 2011 in accordance with various contract specifications and are expected to be recognized over the remainder of fiscal 2011 as the services are provided.

9. Fair Value Measurements

We adopted the FASB guidance for financial assets and liabilities and nonfinancial assets and liabilities that are recognized at fair value on a recurring basis in fiscal 2009.  We adopted this guidance for non-financial asset and liabilities that are recognized at fair value on a nonrecurring basis in fiscal 2010.  This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as an “exit price” which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or a liability. The above mentioned guidance also requires the use of valuation techniques to measure fair values that maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions and inputs, the guidance establishes a fair value hierarchy which identifies and prioritizes three levels of inputs to be used in measuring fair value.

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

We measure certain financial assets and liabilities at fair value including our cash equivalents, available-for-sale equity securities and foreign currency forward contracts. The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis as of August 31, 2010 and May 31, 2010 (in thousands):

	August 31, 2010
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$—	$173,479	$—	$173,479
Available-for-sale securities	3,006	—	—	3,006
Foreign currency forward contracts	—	473	—	473
Total	$3,006	$173,952	$—	$176,958

Liabilities
Foreign currency forward contracts	$—	$1,157	$—	$1,157
Total	$—	$1,157	$—	$1,157

	May 31, 2010
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$—	$198,445	$—	$198,445
Foreign currency forward contracts	—	6,974	—	6,974
Total	$—	$205,419	$—	$205,419

Liabilities
Foreign currency forward contracts	$—	$447	$—	$447
Total	$—	$447	$—	$447

Cash equivalents include funds held in money market instruments and are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in cash and cash equivalents in our Condensed Consolidated Balance Sheets.  Our money market instruments are valued primarily using observable inputs other than quoted market prices and are included in Level 2 inputs.

Available-for-sale securities includes investments in equity securities that are reported at their current fair value and are included in prepaid expenses and other current assets in our Condensed Consolidated Balance Sheets.  These equity securities are valued using quoted market prices and are included in Level 1 inputs.

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

We have had no transfers of assets/liabilities into or out of Levels 1 and 2 during the first quarter of fiscal 2011.

In addition to the financial assets and liabilities included in the above table, certain of our nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable U.S. GAAP.  This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized.  As of August 31, 2010 we had not recorded any impairment related to such assets and we had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

We did not elect to apply the FASB guidance related to the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of August 31, 2010 our material financial assets and liabilities not carried at fair value include our trade accounts receivable and accounts payable which are reported at their current carrying values which we believe approximate their fair values.

10. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	August 31,	May 31,
	2010	2010
Senior convertible notes, interest at 2.5%	$240,000	$240,000
Debt discount	(15,270)	(17,535)
Car loans, interest at average rate of 1.5%	2,669	2,761
Capital lease obligations, interest at 3.0%	1,329	1,563
Total long-term debt	228,728	226,789
Less current maturities	(2,683)	(2,646)
Total long-term debt - non-current	$226,045	$224,143

In April 2007, we issued $240.0 million in aggregate principal amount of 2.5% senior convertible notes with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012. The notes bear interest at a rate of 2.5% per annum, which is payable semi-annually in arrears, on April 15 and October 15 of each year, beginning October 15, 2007. The notes do not contain any restrictive financial covenants.  The notes are convertible, at the holders’ option, into cash and, if applicable, shares of our common stock based on an initial conversion rate of approximately 83.23 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $12.02 per share (which reflects a 35.0% conversion premium based on the closing sale price of $8.90 per share of Lawson common stock as reported by NASDAQ on April 17, 2007).  In connection with the issuance of the notes, we entered into a registration rights agreement with the initial purchasers of the notes. On August 16, 2007, we filed the shelf registration statement, which became effective on that date. On October 19, 2009, all securities that remained unsold under the registration statement were deregistered as our contractual obligation to maintain the shelf registration terminated.  See Note 7, Long-Term Debt and Credit Facilities, in Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for our fiscal year ended May 31, 2010.

We had certain business relationships with Lehman Brothers OTC Derivatives Inc. (Lehman OTC), including a convertible note hedge transaction and a warrant transaction both entered into as part of the issuance of our senior convertible notes and an accelerated share repurchase transaction (See Note 16, Repurchase of Common Shares). On September 15, 2008, Lehman Brothers Holdings Inc. (Lehman Holdings) filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. Subsidiaries of Lehman Holdings, including Lehman Brothers Inc. (Lehman Brothers) and Lehman OTC, were not included in the filing. On September 19, 2008, Lehman Brothers was placed in liquidation under the Securities Investor Protection Act. In addition, on October 3, 2008, Lehman OTC also filed for Chapter 11 bankruptcy.

Lehman Brothers was one of the original purchasers of our senior convertible notes. None of the net proceeds from the offering are on deposit with Lehman Brothers or any of its affiliates. In conjunction with the issuance of the notes, we also entered into a convertible note hedge transaction with Lehman OTC, an affiliate of Lehman Brothers. In a separate agreement, we entered into a warrant transaction with Lehman OTC. Together, these transactions were designed to reduce the potential dilution resulting from the potential conversion of our senior convertible notes into shares of common stock and effectively increased the conversion price of the notes to $15.58 per share from the initial conversion price of the notes of $12.02 per share. We paid $57.7 million ($35.7 million net of tax benefit) to acquire the call options and received $34.2 million as a result of the sale of the warrants. The purchase of the call options was recorded as a reduction to stockholders’ equity and the sale of the warrants was recorded as an increase to stockholders’ equity in accordance with applicable FASB guidance.

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

For financial reporting purposes, we estimated the fair value of the hedge transaction asset and the warrant liability using the Black-Scholes option pricing model and considered the credit risk of Lehman OTC. The fair value of these obligations recorded for financial reporting purposes may differ from the values ultimately determined in various legal proceedings, including actions of the U.S. bankruptcy court. If the ultimate settlement of either of these obligations differs from the recorded amounts, we will be required to recognize any related gain or loss in our results of operations in the period such settlement is known. As of August 31, 2010, our claim against Lehman OTC and Lehman OTC’s claim against us have not been settled.

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

We have an uncommitted credit facility that consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $4.1 million (30.0 million Swedish Krona). We had no borrowings outstanding under this line as of August 31, 2010.

11. Income Taxes

Our quarterly income tax expense is measured using an estimated annual effective tax rate for the period.  For the three months ended August 31, 2010, our estimated annual global effective tax rate was 34.7% after considering those entities for which no tax benefit from operating losses is expected to occur during the year as a result of such entities requiring a full valuation allowance against current year losses.  We estimate our annual effective tax rate on a quarterly basis and make any necessary changes to adjust the rate for the applicable year-to-date period based upon the annual estimate. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income, changes in the jurisdictional mix of the forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities or impacts from enacted tax law changes.  We identify items which are unusual and non-recurring in nature and treat these as discrete events. The tax effect of discrete items is recorded entirely in the quarter in which the discrete event occurs.

Our income tax expense and overall effective tax rates were as follows for the periods indicated (in thousands, except percentages):

	Three Months Ended
	August 31,
	2010	2009
Income tax expense	$4,286	$8,765
Effective tax rate	30.8%	59.5%

The rate for the quarter ended August 31, 2010 was favorably impacted by 0.7 percentage points due to the jurisdictional mix of income in the quarter and by 2.0 percentage points due to the settlement with taxing authorities of uncertain tax positions in a domestic jurisdiction.  In addition, the rate was unfavorably impacted by 0.7 percentage points for interest on uncertain tax positions and by 1.5 percentage points for income tax return to income tax provision true-ups.

As of August 31, 2010, we have recorded a liability of approximately $9.6 million for unrecognized tax benefits related to uncertain tax positions, all of which would affect earnings and the effective tax rate, if recognized.  We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of our income tax expense.  During the three months ended August 31, 2010 we recognized approximately $0.1 million of interest and had $1.2 million accrued for the payment of interest as of August 31, 2010.  Interest recognized for the three months ended August 31, 2009 was approximately $0.1 million.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years ending on or before May 31, 2006.  Currently, there are ongoing audits in certain foreign jurisdictions that commenced in the fourth quarter of fiscal 2009.  While we believe we have adequately provided for all tax positions under examination, amounts asserted by taxing authorities could be greater or less than the accrued provision.  We do not anticipate that adjustments, if any, would result in a material change to our financial position or results of operations.  Over the next 12 months, we do not expect any significant cash payments related to these uncertain tax positions but we do expect that significant amounts of uncertain tax positions will reverse as a result of lapses of statutes of limitations.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	August 31,
	2010	2009
Basic net income per share computation:
Net income	$9,636	$5,977
Weighted average common shares - basic	162,596	161,112
Basic net income per share	$0.06	$0.04

Diluted net income per share computation:
Net income	$9,636	$5,977
Diluted weighted average shares calculation:
Weighted average common shares	162,596	161,112
Net dilutive effect of:
Stock options	2,308	1,446
Restricted stock awards	2,259	1,346
ESPP shares	15	17
Weighted average common shares - diluted	167,178	163,921
Diluted net income per share	$0.06	$0.04

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

The following table sets forth potentially dilutive weighted average shares which were excluded from our computation of diluted net income per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended
	August 31,
	2010	2009
Stock options	3,846	9,862
Restricted stock units	—	302
Total potentially dilutive shares	3,846	10,164

13. Comprehensive Income

The following table summarizes the components of other comprehensive income (in thousands):

	Three Months Ended
	August 31,
	2010	2009
Net income	$9,636	$5,977
Unrealized gain (loss) on investments (1)	—	(1)
Pension unrealized actuarial gain	(1,449)	(31)
Foreign currency translation adjustment	22,882	16,010
Other comprehensive income	21,433	15,978
Comprehensive income	$31,069	$21,955

(1)           The unrealized gain (loss) on investments in the above table are net of taxes (tax benefits) of less than $(1) for the three months ended August 31, 2009.

Total accumulated other comprehensive income and its components for the periods presented were as follows (in thousands):

	August 31,	May 31,
	2010	2010
Foreign currency translation adjustment	$29,432	$6,550
Pension unrealized actuarial gain	975	2,424
Accumulated other comprehensive income	$30,407	$8,974

On April 2, 2010, our Benefits Committee approved a plan to modify our defined benefit pension plan in Norway (the Plan) such that beginning on June 1, 2010, active participants in the Plan no longer accumulated benefits for their services. Assets equivalent to the accumulated benefits of all active participants in the Plan have been transferred to a newly-established defined contribution plan in the first quarter of fiscal 2011. All retired participants will continue to receive benefits under the Plan. The modification of the Plan resulted in a curtailment of benefits in the fourth quarter of fiscal 2010 when the modifications were approved.  Accordingly, we recorded a curtailment gain of approximately $1.8 million in the fourth quarter of fiscal 2010 related to the change in all active participants’ projected benefit obligations resulting from the curtailment. This gain was reflected in general and administrative expenses in our fiscal 2010 Consolidated Statements of Operations. In addition, the modification of the Plan and transfer of the participants’ assets to their defined contribution accounts led to a settlement of active participants’ projected benefit obligations in the first quarter of fiscal 2011. We recorded an additional gain of approximately $1.9 million in the first quarter of fiscal 2011,  including $0.9 million that should have been recorded in fiscal 2010 (see Note 1, Nature of Business and Basis of Presentation — Results of Operations), which is reflected in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

14. Commitments and Contingencies

Legal

Patent Infringement Lawsuit by ePlus. On May 19, 2009, ePlus, Inc. filed a lawsuit in the United States District Court for the Eastern District of Virginia against Lawson Software, Inc., Perfect Commerce, Inc., SciQuest, Inc. and Verian Technologies, Inc.  The other three defendants subsequently entered into separate confidential settlements and the court dismissed their parts of the lawsuit. The May 2009 complaint alleges that Lawson’s supply chain products infringe three U.S. patents owned by ePlus.  In that complaint, ePlus sought damages in an undisclosed amount, enhancement of those damages, an attorneys’ fee award and an injunction against further infringement.  In May 2010, ePlus quantified its damages claim based on an alleged 5.0% to 6.0% royalty on all license, maintenance and services revenues in the United States since November 2003 for a wide range of Lawson’s supply chain products as well as service-related revenues.  Those alleged royalty damages totaled $28.0 to $33.0 million or more, and all or part of that award could have been increased up to treble damages by the court, at its discretion, if ePlus proved willful infringement by Lawson. However, on September 9, 2010, the court issued an order precluding ePlus from seeking damages at trial.  At the trial (now scheduled for January 2011) if ePlus proves infringement and the patents are not invalidated, ePlus can seek only post-trial relief such as an injunction during the remaining life of the patents.  If ePlus proves infringement, the court also has discretion to require Lawson to reimburse ePlus for its legal fees and costs if it finds the case to be exceptional.  We are vigorously defending this case because we believe we have meritorious defenses, including non-infringement and patent invalidity.  If we are not successful in obtaining resolution before or at trial, at the conclusion of the trial the jury will decide whether or not ePlus has proved that Lawson has infringed, and whether or not Lawson has proved that the patents are invalid.  If the jury finds that Lawson failed to prove invalidity of the patents, and if the jury finds that ePlus has proved infringement, then the court will determine whether ePlus has shown a right to post-trial relief such as an injunction.  Given the inherent unpredictability of litigation and jury trials, as well as the right of either party to appeal an unfavorable decision, we cannot at this time estimate the possible outcome of this lawsuit. Because patent litigation is time consuming and costly to defend, we will continue to incur significant costs defending this case. In addition, in the event of an unfavorable outcome in this matter, it could have a material adverse effect on our future results of operations or cash flows.  If ePlus prevails in this lawsuit, we could by agreement or otherwise be required to pay a royalty to ePlus on the sale of certain products and services in the future, and if we could not reach agreement with ePlus on the amount or scope of that royalty, we would have to either stop the sale of those products and services or make modifications to avoid infringement and there is no assurance that those modifications will be readily possible.

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

Patent Infringement Lawsuit by Aloft Media.  On May 14, 2010, Aloft Media, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas against Lawson Software, Inc., Lawson Software Americas, Inc. and 12 other defendants.  The complaint alleges that Lawson’s Planning Workbench for Food and Beverage software product, and possibly other software products, infringe United States Patent Nos. 7,593,910 and 7,596,538, which are each entitled “Decision-Making System, Method and Computer Program Product.”  Aloft Media seeks, in undisclosed amounts, damages, costs, expenses, interest and royalties.  We intend to vigorously defend this case.  Given the inherent unpredictability of litigation and jury trials, we cannot at this time estimate the possible outcome of this lawsuit. Because patent litigation is time consuming and costly to defend, we could incur significant costs defending this case.  In addition, in the event of an unfavorable outcome in this matter, it could have a material adverse effect on our future results of operations or cash flows.

Class Action Overtime Lawsuit.  On May 20, 2008, a putative class action lawsuit was filed against us in the United States District Court for the Southern District of New York on behalf of current and former business, systems, and technical consultants. The suit, Cruz, et. al., v. Lawson Software, Inc. et. al., alleged that we failed to pay overtime wages pursuant to the Fair Labor Standards Act (FLSA) and state law, and alleged violations of state record-keeping requirements. The suit also alleged certain violations of ERISA and unjust enrichment. Relief sought includes back wages, corresponding 401(k) plan credits, liquidated damages, penalties, interest and attorneys’ fees. We successfully moved the case from the United States District Court for the Southern District of New York to the District of Minnesota. The Minnesota Federal District Court conditionally certified the case under the FLSA as a collective action and granted our motion to dismiss the two ERISA counts and the state wage and hour claims.  Plaintiffs moved for Rule 23 class certification but the Court denied their motion.  At the present time, the size of the class is limited to the 68 consultants who elected to participate in the lawsuit by filing opt-in forms.  The overtime period at issue is two years, which would be increased to three years if the plaintiffs proved that the Company intentionally violated the applicable wage and hour laws.  The plaintiffs’ damages expert claims total aggregate damages of $10.3 million for a two year period for the 68 consultants and an additional $2.9 million in aggregate damages if the overtime period is three years.  Given the inherent unpredictability of litigation and jury trials, we cannot at this time estimate the possible outcome of this lawsuit.  On June 30, 2010, Lawson filed a motion to de-certify the FLSA collective action, which, if granted, would limit the action to the five named plaintiffs.  We also filed a motion for summary judgment asking for dismissal of remaining class members based on their performance of exempt duties and/or making more than $100,000 per year.  The court has scheduled a hearing for those motions in November 2010.   If the court does not grant that dismissal, we have alternatively requested that the limitation period be two years instead of three.  In the event of an unfavorable outcome in this matter, it could have a material adverse effect on our future results of operations or cash flows.

We have accumulated information regarding Intentia customer claims and disputes that arose before our acquisition of Intentia in April 2006. The initial purchase accounting accrual for these claims and disputes was recorded in fiscal 2006.  The accrual has been adjusted since that time to reflect current estimates of the applicable reserve requirements and to record resolution and/or settlement of certain claims.  The remaining reserve is expected to be consumed through a combination of cash payments, accounts receivable write-offs and free services over the next 6 to 9 months. As of August 31, 2010 and May 31, 2010, we had reserves recorded of approximately $0.7 million related to the Intentia disputes that arose before the acquisition. We expense our defense costs during the period incurred. If the aggregate settlement costs or judgments exceed the fair value estimate established as part of the purchase price adjustment, the excess costs would be expensed in the period incurred.

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of these legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

Indemnification Guarantee Agreements and Employment Agreements

In the normal course of business, we license our software products to customers under end-user license agreements and to certain resellers or other business partners under business partner agreements.  We also enter into services agreements with customers for the implementation of our software. We may subcontract these services to our business partners.  These agreements generally include certain provisions for indemnifying our customer or business partner against losses, expenses and liabilities from damages that may be awarded against them if our software, or the third-party-owned software we resell, is found to infringe a patent, copyright, trademark or other proprietary right of a third-party.  We have also entered into various employment agreements with certain executives and other employees which provide for severance payments subject to certain conditions and events.  We believe our exposure under these various indemnification and employment agreements is minimal and accordingly, we have not accrued any liabilities related to these agreements as of August 31, 2010.

We have arrangements with certain of our customers whereby we guarantee the products and services purchased will operate materially and substantially as described in the documentation that we provided.  If necessary, we provide for the estimated cost of product and service warranties based on specific warranty claims and claim history.

See Note 13, Commitments and Contingencies, in Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for our fiscal year ended May 31, 2010 for additional detail regarding these various agreements.

15. Segment and Geographic Information

We are a global provider of enterprise software, support and services.  We target customers in specific industries as well as the horizontal market for our human capital management product line. We serve customers in the Americas, EMEA and APAC geographic regions.  We determine our reportable operating segments in accordance with the provisions in the FASB guidance on segment reporting, which establishes standards for, and requires disclosure of, certain financial information related to our operating segments and geographic regions.  Factors used to identify our reportable operating segment(s) include the financial information regularly utilized for evaluation by our chief operating decision-maker (CODM) in making decisions about how to allocate resources and in assessing our performance.  We have determined that our CODM, as defined by this segment reporting guidance is our Chief Executive Officer (CEO).

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

With our fiscal 2010 strategic realignment, we are operationally aligned by industry vertical and our management structure and financial reporting of our operations follow this vertical structure.  Based on our organizational structure and related internal financial reporting structure, we determined that we had three reportable segments in fiscal 2010 that aligned with our three industries groups: S3 Strategic Industries, M3 Strategic Industries and General Industries.

We have continued to evaluate our vertical organizational structure and have reorganized certain management and reporting responsibilities effective June 1, 2010; consolidating our General Industries reportable segment and redistributing responsibility for management of the vertical markets that were part of this segment into our S3 Industries and M3 Industries segments.  We believe the consolidation of our General Industries segment will help us drive more efficiencies and better manage our operations.  Commensurate with this organizational change, we revised our segment reporting such that we report operating results for two reportable segments in the first quarter of fiscal 2011: S3 Industries and M3 Industries.  Prior period segment information has been retrospectively adjusted to reflect this two segment structure.

Our S3 Industries and M3 Industries groups generally align with our Lawson S3 Enterprise Management System and Lawson M3 Enterprise Management System product lines, respectively.  Our S3 Industries and M3 Industries groups include key vertical industry markets for each of our S3 and M3 product lines, respectively, and related services and support.  The S3 Industries group targets customers in the healthcare, services and public sector industries. The M3 Industries group targets customers in the equipment service management & rental, manufacturing & distribution and consumer products industries.  Our consumer products vertical includes our food & beverage and fashion customers.

Within our organization, multiple sets of information are available reflecting various views of our operations including vertical, geographic and/or functional information.  However, the financial information provided to and used by our CODM to assist in making operational decisions, allocating resources and assessing our performance reflects revenues, cost of revenues, direct operating expenses and the allocation of certain other shared-services, and the resulting operating income of our S3 Industries segment and M3 Industries segment.

In connection with the change in organizational structure, we also revised the measure of operating performance that we use to assess segment operating performance from segment controllable margin to segment operating income. The primary difference between segment controllable margin and segment operating income is that our segment operating income includes an allocation of expenses for non-dedicated resources. We have retrospectively adjusted our segment profit measures to reflect segment operating income.

Segment operating income includes segment revenues net of costs of applicable license fees and other direct costs that represent those cost of resources dedicated to the business units within each industries group.  Each segment is also allocated a certain portion of other non-dedicated resources that support our entire organization or other corporate shared-services. These allocated expenses relate to our functional areas or competency centers including: global sales operations, marketing, product development and product management, and general and administrative functions: executive management, finance, human resources, legal, facilities and information technology services.  The resulting segment operating income is the financial measure by which each segment and management’s performance is measured.  There are certain other costs including share-based compensation, acquisition related transaction/integration costs and pre-merger claims reserve adjustments among others which are excluded from segment operating income and are included in other unallocated expenses in the table below.  In addition, restructuring charges and amortization of acquired intangibles are not allocated to our reportable segments. We do not have any intercompany revenue recorded between our reportable segments.  The accounting policies for all of our reportable segments are the same as those used in our consolidated financial statements as detailed in Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for our fiscal year ended May 31, 2010.

The following table presents financial information for our reportable segments for the periods indicated (in thousands):

	S3	M3
Three Months Ended:	Industries	Industries	Total
August 31, 2010

Segment revenues:
License fees	$13,486	$11,022	$24,508
Maintenance services	65,009	29,641	94,650
Software revenues	78,495	40,663	119,158
Consulting	24,209	31,293	55,502
Total segment revenues	102,704	71,956	174,660

Segment cost of revenues	31,611	36,779	68,390
Segment gross profit	71,093	35,177	106,270
Segment gross margin	69.2%	48.9%

Direct operating expenses	19,929	15,593	35,522
Allocated expenses	25,927	17,513	43,440
Segment operating income	$25,237	$2,071	27,308
Segment operating margin	24.6%	2.9%

Unallocated expenses:
Other unallocated expenses			7,794
Restructuring			(935)
Amortization of acquired intangibles			2,706
Total unallocated expenses			9,565
Consolidated - operating income			17,743
Other income (expense), net			(3,821)

Consolidated - income before income taxes			$13,922

August 31, 2009

Segment revenues:
License fees	$14,663	$11,272	$25,935
Maintenance services	56,631	28,799	85,430
Software revenues	71,294	40,071	111,365
Consulting	24,452	33,175	57,627
Total segment revenues	95,746	73,246	168,992

Segment cost of revenues	26,938	41,430	68,368
Segment gross profit	68,808	31,816	100,624
Segment gross margin	71.9%	43.4%

Direct operating expenses	15,920	17,307	33,227
Allocated expenses	24,989	16,255	41,244
Segment operating income	$27,899	$(1,746)	26,153
Segment operating margin	29.1%	-2.4%

Unallocated expenses:
Other unallocated expenses			5,634
Restructuring			75
Amortization of acquired intangibles			1,880
Total unallocated expenses			7,589
Consolidated - operating income			18,564
Other income (expense), net			(3,822)

Consolidated - income before income taxes			$14,742

We have retrospectively adjusted our segment information for fiscal 2010 to reflect our new reportable segments and to conform to the current period presentation.

We do not assess or report our assets or capital expenditures by reportable segment except for goodwill. See Note 7, Goodwill and Intangible Assets for disclosure of goodwill by reportable segment.

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated (in thousands):

	Geographic Region
Three Months Ended:	Americas	APAC	EMEA	Total
August 31, 2010
License fees	$15,765	$3,219	$5,524	$24,508
Maintenance services	66,684	3,653	24,313	94,650
Software revenues	82,449	6,872	29,837	119,158
Consulting	30,816	4,394	20,292	55,502
Total revenues	$113,265	$11,266	$50,129	$174,660

August 31, 2009
License fees	$17,118	$1,656	$7,161	$25,935
Maintenance services	58,496	2,372	24,562	85,430
Software revenues	75,614	4,028	31,723	111,365
Consulting	30,505	3,405	23,717	57,627
Total revenues	$106,119	$7,433	$55,440	$168,992

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region (in thousands):

	Geographic Region
	Americas	APAC	EMEA	Total
August 31, 2010	$42,267	$3,097	$9,614	$54,978
May 31, 2010	$41,925	$3,524	$9,222	$54,671

The following table sets forth our revenues and long-lived tangible assets by country for the periods indicated (in thousands):

	Three Months Ended
	August 31,
Revenues (1)	2010	2009
United States	$106,652	$103,959
All other countries (2)	68,008	65,033
Total revenues	$174,660	$168,992

	August 31,	May 31,
Long-Lived Tangible Assets	2010	2010
United States	$41,913	$41,683
Sweden	6,036	5,686
All other countries (2)	7,029	7,302
Total long-lived tangible assets	$54,978	$54,671

(1)                                 Revenues attributable to the United States, our country of domicile, and other foreign countries are based on the country in which the sales originate.

(2)                                 No other country accounted for revenues exceeding 10% of consolidated revenues or long-lived tangible assets exceeding 10% of consolidated long-lived tangible assets. In those fiscal periods when a country’s revenues or long-lived tangible assets were less than 10% of the consolidated totals, applicable amounts are included in all other countries.

16. Repurchase of Common Shares

Our Board of Directors approved a share repurchase program of up to $100.0 million of common stock in November 2006 and on July 10, 2008, increased the maximum authorized for repurchase under the program to $400.0 million. The share repurchases are funded using our existing cash balances and future cash flows and may occur through transactions structured through investment banking institutions as permitted by securities laws and other legal requirements, open market purchases, privately negotiated transactions and/or other mechanisms. Our share repurchase program does not have an expiration date and allows us to repurchase shares at our discretion.  The timing of the buybacks and the number of shares repurchased are influenced by market conditions. There can be no assurance as to the amount, timing or repurchase price of future repurchases, if any, related to the share repurchase program. The program may also be modified, extended or terminated by our Board of Directors at any time.

In the first quarter of fiscal 2011, we repurchased an aggregate of 0.2 million shares of our common stock at an average price of $7.37 per share under the share repurchase program.  From inception of the repurchase program through August 31, 2010, we have used $272.7 million to repurchase approximately 33.1 million shares at an average price of $8.23 per share. The repurchased shares are recorded as treasury stock and result in a reduction to our stockholders’ equity. The shares will be used for general corporate purposes. As of August 31, 2010, the maximum dollar value of shares that may be purchased under this program was $127.3 million.

During the first quarter of fiscal 2009 we purchased 11.5 million shares through an accelerated share repurchase transaction (the ASR) that we entered into with Lehman OTC on July 15, 2008.  The average price per share of the shares purchased under the ASR transaction was $7.93.  Pursuant to the ASR agreement, Lehman was required to post cash collateral to a segregated brokerage account in our name in an amount equal to the value of the additional shares, or net cash, due to us if the ASR were terminated as of the current date.  Upon an event of default by Lehman OTC, pursuant to our rights under the ASR, we issued a notice of default to Lehman OTC on September 24, 2008 and terminated the ASR agreement and requested the distribution of all $9.1 million of funds which Lehman OTC had previously deposited into our segregated brokerage account at LBI as required under the ASR agreement.  On March 25, 2009, we received a notice from the bankruptcy trustee for the LBI estate that the trustee has allowed our customer claim for that $9.1 million amount.  We have recorded the $9.1 million claim as restricted cash — non-current on our Condensed Consolidated Balance Sheets as of August 31, 2010.  As of the filing date of this quarterly report, we have not received payment of these funds.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements. The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K filed with SEC for our fiscal year ended May 31, 2010.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Lawson undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in our Annual Report on Form 10-K and in other documents that we file with the SEC including our Quarterly Reports on Form 10-Q.

Management Overview

General

Lawson Software, Inc. is a global provider of enterprise software.  We provide business application software, maintenance and consulting to customers primarily in specific services, trade and manufacturing/distribution industries.  We specialize in and target specific industries through our two reportable segments: S3 Industries segment which targets customers in the healthcare, services and public sector industries and M3 Industries segment which targets customers in the equipment service management & rental, manufacturing & distribution and consumer products industries.

Our software includes enterprise financial management, human capital management, business intelligence, asset management, enterprise performance management, supply chain management, service management, manufacturing operations, business project management and industry-tailored applications. Our applications help automate and integrate critical business processes, which enables our customers to collaborate with their partners, suppliers and employees. We support our customers’ use of our applications through consulting services that primarily help our customers implement their Lawson applications, and through our maintenance programs that provide on-going support and product updates for our customers’ continued use of our applications.

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

During fiscal 2009 and prior years, we operated as one business segment, the development and marketing of computer software and related services including consulting, maintenance and customer support. Beginning in the first quarter of fiscal 2010, we reorganized our operations to provide greater focus on and better serve our targeted vertical markets. With this strategic organizational change, including a workforce realignment, we determined that we had three reportable segments that aligned with our three industries groups: S3 Strategic Industries, M3 Strategic Industries and General Industries.  We have reevaluated our vertical organizational structure and have reorganized certain management and reporting responsibilities effective June 1, 2010; consolidating our General Industries reportable segment and redistributing responsibility for management of the vertical markets that were part of this segment into our S3 and M3 business segments. We believe the consolidation of our General Industries segment will help us drive more efficiencies and better manage our operations. Commensurate with this organizational change, we revised our segment reporting such that we report operating results for two reportable segments in the first quarter of fiscal 2011: S3 Industries and M3 Industries.  Prior period segment information has been retrospectively adjusted to reflect this two segment structure. In connection with this change in organizational structure, we also revised the measure of operating performance that we use to assess segment operating performance from segment controllable margin to segment operating income. The primary difference between segment controllable margin and segment operating income is that our segment operating income includes an allocation of expenses for non-dedicated resources. We have retrospectively adjusted our segment profit measures to reflect segment operating income. See Note 15, Segment and Geographic Information, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for a description of segment operating profit.

In the third quarter of fiscal 2010 we acquired Healthvision, a Dallas-based company providing integration and application technology and related services to hospitals and large healthcare organizations, which has been integrated into our healthcare vertical within our S3 Industries segment. Operating results of Healthvision have been included in our results of operations since the acquisition date of January 11, 2010. See Note 4, Business Combination, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

In our first quarter of fiscal 2011 our revenues increased by 3.4% as compared to the first quarter of fiscal 2010.  Our operations generated net income per diluted share of $0.06 per share as compared to $0.04 during the similar period last year.  Our results for the first quarter benefitted from our acquisition of Healthvision as compared to last year.  However, first quarter license fees declined in both our S3 and M3 Industries segments.  While license fees in certain of our business units improved quarter-over-quarter, including our consumer products vertical and our APAC region, we experienced challenges in our public sector, equipment service management & rental, and manufacturing & distribution verticals. Licensing of our human capital management product increased during the quarter for our S3 Industries segment.  Maintenance services revenues improved over the same period last year.  The improvement includes the impact of Healthvision, improved renewal rates in our S3 Industries segment as well as customer win backs.  Consulting revenues decreased in the first quarter as compared to last year as we have downsized our consulting staff as part of our strategy to move more implementation services to our partner channels.  In addition, we experienced pricing pressure from third-party competition.

We have begun to see some signs of improvement in the economic environment.  However, demand for our software products and services continues to be negatively impacted by the slow economic recovery.  This is particularly true for our manufacturing & distribution vertical in our M3 Industries segment.  The effect of the weakened global economy and the fallout from the financial market turmoil continued to be a challenge for our license contracting and demand for our services as we entered fiscal 2011.  We have experienced a longer sales cycle and increased price sensitivity. Certain current and prospective customers have cancelled, delayed or downsized software purchases and implementation projects because of the adverse economy and their internal budget constraints. Continued economic uncertainties and/or further deterioration of economic conditions could cause further delay or reduce our current and prospective customers’ software purchases or implementation projects which may negatively impact our future results. In addition, credit risks associated with our customers/vendors may also be adversely impacted by the current economic conditions. This challenging economic environment has also intensified the difficulty of forecasting software license and consulting services revenues. A decrease in licensing activity will typically lead to a decrease in services revenues in subsequent quarters. Lower licensing activity will also reduce new maintenance revenues since maintenance fees for new product licenses are based on the amount of associated license fees.

On April 2, 2010, our Benefits Committee approved a plan to modify our defined benefit pension plan in Norway (the Plan) such that beginning on June 1, 2010, active participants in the Plan no longer accumulated benefits for their services. Assets equivalent to the accumulated benefits of all active participants in the Plan have been transferred to a newly-established defined contribution plan in fiscal 2011.  The modification of the Plan led to a settlement of active participants’ projected benefit obligations in the first quarter of fiscal 2011.  We recorded a gain of approximately $1.9 million in the first quarter of fiscal 2011 related to the Plan, including $0.9 million that should have been recorded in fiscal 2010 (see Note 1, Nature of Business and Basis of Presentation — Results of Operations, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q), which is reflected in general and administrative expenses in the accompanying Condensed Consolidated Statement of Operations.

Fiscal Period Ended August 31, 2010

Revenues for the three months ended August 31, 2010 were $174.7 million, an increase of 3.4% compared to $169.0 million in the first quarter last year.  Software revenues of $119.2 million, consisting of license fees and maintenance services, increased $7.8 million, or 7.0% compared to $111.4 million in the first quarter of last year.  Our S3 Industries segment experienced growth of 10.1% in first quarter software revenues as compared to the first quarter last year primarily due to our acquisition of Healthvision and improved maintenance renewal rates.  Software revenues for our M3 Industries segment were up 1.5% over the first quarter of last year.   Our consulting revenues decreased $2.1 million, or 3.7%, in the first quarter as compared to the first quarter of last year primarily in our M3 Industries segment.

Geographically, the first quarter increase in revenues compared to the similar period of 2010 was related to our Americas region which increased $7.1 million, or 6.7%, due primarily to our acquisition of Healthvision and improved S3 maintenance renewal rates and our APAC region which increased $3.8 million, or 51.6%, primarily due to activity in our consumer products vertical.  Partially offsetting these increases was a $5.3 million, or 9.6%, decrease in revenues in our EMEA region where demand for our software products and services continues to be particularly hard hit by the weakened global economy.  Our Americas region accounted for approximately 64.8% of our first quarter revenues in fiscal 2011 while our EMEA and APAC regions accounted for 28.7% and 6.5%, respectively, as compared to 62.8%, 32.8% and 4.4% for the first quarter of fiscal 2010.  As a majority of Healthvision’s operations are in our Americas region, we anticipate that the Americas region will continue to represent a greater proportion of our total revenues in fiscal 2011.

Total gross margin as a percentage of revenues for the three months ended August 31, 2010 improved to 57.3%, as compared to 57.2% in the comparable period last year primarily as a result of improved gross margins related to our maintenance services revenues offsetting the effect of decreases in our gross margins on license fees and consulting.  In the three months ended August 31, 2010 software revenues accounted for 68.2% of our total revenues as compared to 65.9% in the similar period last year.  We anticipate an improved software revenue mix for full year fiscal 2011 when compared to fiscal 2010.

Operating expenses for the first quarter of fiscal 2011 increased by $4.2 million, or 5.3%, compared to the same period last year.  As a percent of revenues, first quarter operating expenses were 47.2% compared to 46.2% during the first quarter last year.  Included in operating expenses for the quarter was approximately $5.4 million of incremental expenses related to Healthvision’s operations.

Non-GAAP Financial Measures

Our results of operations in this Management’s Discussion and Analysis are presented in accordance with U.S. GAAP.  In addition to reporting our financial results in accordance with U.S. GAAP, we present certain non-GAAP financial measures to our investors in our quarterly earnings releases, in information posted on our website and in other public disclosures.  These non-GAAP measures include non-GAAP revenues, non-GAAP operating income, non-GAAP operating margin, non-GAAP net income and non-GAAP net income per diluted share.  For the first quarter of fiscal 2011, non-GAAP revenues of $176.6 million increased $7.6 million, or 4.5%, compared to $169.0 million in the similar period of fiscal 2010.  Non-GAAP operating income of $29.3 million improved $3.1 million, or 11.8%, compared to $26.2 million in fiscal 2010.  As a percentage of revenues, the first quarter of fiscal 2011 non-GAAP operating margin improved to 16.6% compared to 15.5% in fiscal 2010.  The first quarter of fiscal 2011 Non-GAAP net income was $18.0 million, or $0.11 per diluted share, compared to $15.4 million, or $0.09 per diluted share, in fiscal 2010.  See Non-GAAP Financial Measure Reconciliations below for additional information regarding our use of these non-GAAP financial measures and reconciliations to the corresponding U.S. GAAP measures.

Foreign Currency

A significant portion of our business is conducted in currencies other than the U.S. Dollar, particularly the Euro, Swedish Krona (SEK) and Canadian Dollar (CAD).  Our revenues and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  For the three months ended August 31, 2010, the average exchange rates for the U.S. Dollar strengthened approximately 11.7% against the Euro as compared to the average exchange rates for the similar period last year while the average exchange rates for the U.S. Dollar against the SEK weakened slightly over the comparable periods.  The average exchange rates for the U.S. Dollar weakened approximately 6.3% against the CAD as compared to the first quarter last year.  These fluctuations in the exchange rates affected our first quarter fiscal 2011 results as a decline in the U.S. Dollar to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our operating expenses denominated in currencies other than the U.S. Dollar. Similarly, strengthening in the U.S. Dollar to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our operating expenses denominated in currencies other than the U.S. Dollar.

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

The following table summarizes the year-over-year change, both in U.S. Dollars and percentages, in revenues and costs and expenses due to fluctuations in exchange rates and changes in activity and pricing on a constant currency basis for the periods presented (in thousands, except percentages):

Three Months Ended	Change Due	Change in	Total	Change Due	Change in	Total
August 31,	to Currency	Constant	Change as	to Currency	Constant	Change as
2010 vs. 2009	Fluctuations	Currency	Reported	Fluctuations	Currency	Reported

Revenues:
License fees	$(402)	$(1,025)	$(1,427)	(1.5)%	(4.0)%	(5.5)%
Maintenance services	1,209	8,011	9,220	1.5	9.2	10.8
Software revenues	807	6,986	7,793	0.8	6.2	7.0
Consulting	(1,270)	(855)	(2,125)	(2.2)	(1.5)	(3.7)
Total revenues	$(463)	$6,131	$5,668	(0.3)%	3.6%	3.4%

Total costs and operating expenses	$(2,179)	$8,668	$6,489	(1.5)%	5.8%	4.3%

The fluctuations in foreign currency exchange rates had a favorable impact on our first quarter of fiscal 2011 net income per basic and diluted share of approximately $0.01 per share.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in Part II — Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.  These policies reflect those areas that require more significant judgments, and use of estimates and assumptions in the preparation of our financial statements and include the following:

•                  Revenue Recognition

•                  Allowance for Doubtful Accounts

•                  Sales Returns and Allowances

•                  Valuation of Long-Lived and Intangible Assets and Goodwill

•                  Income Taxes

•                  Contingencies

•                  Litigation Reserves

•                  Share-Based Compensation

There have been no material changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2010.

Results of Operations

The following table sets forth certain line items in our Condensed Consolidated Statements of Operations as a percentage of total revenues for the periods indicated, the period-over-period percent actual increase (decrease) and the period-over-period percent increase (decrease) on a constant currency basis, see Foreign Currency, above:

	Percentage of Total Revenue		Quarterly Change Fiscal 2011 vs. 2010
	Three Months Ended
	August 31,		Percent Change
	2010	2009	Actual	Constant Currency
Revenues:
License fees	14.0%	15.3%	(5.5)%	(4.0)%
Maintenance services	54.2	50.6	10.8	9.2
Software revenues	68.2	65.9	7.0	6.2
Consulting	31.8	34.1	(3.7)	(1.5)
Total revenues	100.0	100.0	3.4	3.6

Cost of revenues:
Cost of license fees	3.4	2.9	19.2	19.8
Cost of maintenance services	9.7	9.2	9.4	11.0
Cost of software revenues	13.1	12.1	11.7	13.1
Cost of consulting	29.6	30.7	(0.2)	1.9
Total cost of revenues	42.7	42.8	3.2	5.1

Gross profit	57.3	57.2	3.5	2.6

Operating expenses:
Research and development	12.2	12.2	3.4	3.1
Sales and marketing	21.6	21.2	5.2	7.0
General and administrative	12.3	11.6	9.2	10.4
Restructuring	(0.5)	0.1	*NM	*NM
Amortization of acquired intangibles	1.5	1.1	43.9	50.8
Total operating expenses	47.1	46.2	5.3	6.6

Operating income	10.2	11.0	(4.4)	(12.5)
Total other income (expense), net	(2.2)	(2.3)	(0.0)	1.5
Income before income taxes	8.0	8.7	(5.6)	(15.7)
Provision for income taxes	2.5	5.2	(51.1)	(49.9)
Net income	5.5%	3.5%	61.2%	21.0%

* NM - Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three months ended August 31, 2010 and 2009 should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table.  This analysis addresses the actual changes in our results of operations for the comparable fiscal periods presented in accordance with U.S. GAAP.  For percentage changes excluding the impact of foreign currency fluctuations, see the constant currency percentages in the above table.

Revenues

	Three Months Ended		Quarterly Change
	August 31,		Fiscal 2011 vs. 2010
(in thousands)	2010	2009	Dollars	Percent

Revenues:
License fees	$24,508	$25,935	$(1,427)	(5.5)%
Maintenance services	94,650	85,430	9,220	10.8
Software revenues	119,158	111,365	7,793	7.0
Consulting	55,502	57,627	(2,125)	(3.7)
Total revenues	$174,660	$168,992	$5,668	3.4%

The following table sets forth revenues by reportable segment:

	Three Months Ended		Quarterly Change
	August 31,		Fiscal 2011 vs. 2010
(in thousands)	2010	2009	Dollars	Percent
S3 Industries:
License fees	$13,486	$14,663	$(1,177)	(8.0)%
Maintenance services	65,009	56,631	8,378	14.8
Software revenues	78,495	71,294	7,201	10.1
Consulting	24,209	24,452	(243)	(1.0)
Total S3 revenues	$102,704	$95,746	$6,958	7.3%

M3 Industries:
License fees	$11,022	$11,272	$(250)	(2.2)%
Maintenance services	29,641	28,799	842	2.9
Software revenues	40,663	40,071	592	1.5
Consulting	31,293	33,175	(1,882)	(5.7)
Total M3 revenues	$71,956	$73,246	$(1,290)	(1.8)%

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

We recognize revenues pursuant to specific and detailed guidelines applicable to the software industry. License fees revenues from end-users are generally recognized when the software product has been shipped and certain conditions are met. Revenues from customer maintenance and support contracts are deferred and recognized ratably over the term of the agreements. Revenues from consulting services (including training and implementation services) are recognized as services are provided to customers. See Part II — Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Revenue Recognition, in our Annual Report on Form 10-K for our fiscal year ended May 31, 2010, for a more complete description of our revenue recognition policy.

First quarter fiscal 2011 total revenues increased $5.7 million, or 3.4%, as compared to the first quarter of fiscal 2010.   Software revenues, consisting of license fees revenues and maintenance services, increased $7.8 million, or 7.0%, compared to the first quarter last year.  The increase included a 10.8% increase in our maintenance services revenues, partially offset by a 5.5% decrease in our license fees revenues. Consulting revenues decreased $2.1 million, or 3.7%.

License Fees.  Our license fees primarily consist of fees resulting from products licensed to customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

License fees revenues for the first quarter of fiscal 2011 decreased $1.4 million, or 5.5%, compared to the first quarter of fiscal 2010.  License fees revenues in our S3 Industries segment decreased $1.2 million, or 8.0%, in the first quarter of fiscal 2011 compared to the similar quarter last year.  The decrease was experienced in both our healthcare and public sector verticals while our services industry vertical was relatively flat quarter-over-quarter.  These decreases were partially due to the targeted sales stimulus campaign we offered our existing S3 customer base during fiscal 2009, primarily during our fourth quarter. This program favorably impacted our healthcare and services industries verticals’ revenues in the first quarter of fiscal 2010 as we recognized revenue previously deferred as all revenue recognition criteria related to these transactions were met in the first quarter of fiscal 2010.  We did not offer a similar sales stimulus campaign in fiscal 2010.  Partially offsetting these decreases were the license fees Healthvision contributed within our S3 Industries segment.  Quarter-over-quarter our M3 Industries license fees revenues decreased $0.3 million, or 2.2%, primarily due to a decline in license fees revenues in our equipment service management & rental and manufacturing & distribution verticals which was mostly offset by increased licensing activity in our APAC and consumer product verticals.

License fees revenues in our APAC region increased $1.6 million in the first quarter of fiscal 2011 as compared to the similar period last year.  This increase was more than offset by decreases of $1.4 million and $1.6 million in license fees revenues in our Americas and EMEA geographies, respectively.

The total number of licensing transactions in the first quarter of fiscal 2011 increased by 95 to 229 compared to 134 in the first quarter of fiscal 2010.  The number of licensing transactions with new customers also increased to 21 compared to 17 in the first quarter of fiscal 2010.  In the first quarter of fiscal 2011, we entered into eight license transactions between $0.5 million and $1.0 million compared to three in the comparable quarter last year.  We entered into two licensing transactions greater than $1.0 million in the current quarter compared to five in the first quarter of fiscal 2010.

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

Maintenance services revenues for the first quarter of fiscal 2011 increased $9.2 million, or 10.8%, compared to our fiscal 2010 first quarter.  This increase was primarily due to an $8.4 million, or 14.8%, increase related to our S3 Industries segment which included $6.2 million in maintenance services revenues from the operations of Healthvision.  In addition, we experienced improved renewal rates in our S3 Industries segment.  Within our M3 Industries segment maintenance services also increased $0.8 million, or 2.9%, compared to the first quarter of fiscal 2010 primarily due to signing new maintenance agreements with former customers and the selling of extended support agreements to customers running on older versions of our M3 products.  These improvements were somewhat offset by decreases related to pricing pressure and lower renewal rates during our most recent renewal period, primarily in our consumer products and manufacturing & distribution verticals where our customers were significantly impacted by the weakened global economy.  The first quarter maintenance services revenues in our Americas and APAC and regions increased by $8.2 million and $1.3 million, respectively, while our EMEA region was relatively flat, down $0.2 million compared to the first quarter last year.

Consulting.  Our consulting revenues consist of services related to software installations, software implementations, customized development, training services for customers who have licensed our products and revenues from software subscriptions.

Consulting revenues for the first quarter of fiscal 2011 decreased $2.1 million, or 3.7%, compared to the first quarter of fiscal 2010.  This decrease was primarily due to a $1.9 million, or 5.7%, decrease in our M3 Industries segment, primarily a result of a reduction in our number of billable consultants primarily in our M3 resources in EMEA and lower bookings for our consulting services in certain of our industry verticals.  We had strong consulting revenues in our equipment service management & rental and APAC business units, which were more than offset by continuing challenges primarily in our manufacturing & distribution vertical.  Consulting revenues in our S3 Industries segment decreased $0.2 million, or 1.0%, primarily in our healthcare and public sector verticals due to lower utilization.  During fiscal 2010, we reduced the size of our consulting staff as part of our strategy to move more implementation services to our partner channel as well as in response to the lower consulting demand. Consulting revenues in our APAC and Americas regions increased $1.0 million and $0.3 million, respectively, in the first quarter of fiscal 2011.  These increases were more than offset by a $3.4 million decrease in our EMEA region in the first quarter fiscal 2011 as compared to the first quarter of fiscal 2010.

Deferred Revenue.  Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements, maintenance contracts and certain consulting arrangements as discussed above. We had total deferred revenues of $273.1 million at August 31, 2010 compared to $328.2 million at May 31, 2010.

The following table sets forth the components of deferred revenue (in thousands):

	August 31,	May 31,
	2010	2010
License fees	$37,950	$39,221
Maintenance services	217,703	275,237
Consulting	17,400	13,702
Total deferred revenue	273,053	328,160
Less current portion	(263,671)	(319,797)
Deferred revenue - non-current	$9,382	$8,363

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our renewal dates occur in the third and fourth quarters of our fiscal year with revenues being recognized ratably over the applicable service periods.  In addition, our conversion rate, or the rate at which revenue related to license transactions is recorded as revenue, was relatively higher contributing to the decrease in deferred license fees revenues.  These decreases were somewhat offset by an increase in deferred consulting revenues, primarily related to large consulting projects in both our S3 and M3 Industries segments that were deferred in the first quarter of fiscal 2011 in accordance with various contract specifications and are expected to be recognized over the remainder of fiscal 2011 as the services are provided.

Cost of Revenues

	Three Months Ended		Quarterly Change
	August 31,		Fiscal 2011 vs. 2010
(in thousands)	2010	2009	Dollars	Percent

Cost of revenues:
Cost of license fees	$5,874	$4,927	$947	19.2%
Cost of maintenance services	17,019	15,559	1,460	9.4
Cost of software revenues	22,893	20,486	2,407	11.7
Cost of consulting	51,747	51,835	(88)	(0.2)
Total cost of revenues	$74,640	$72,321	$2,319	3.2%

Gross profit:
License fees	$18,634	$21,008	$(2,374)	(11.3)%
Maintenance services	77,631	69,871	7,760	11.1
Total software gross profit	96,265	90,879	5,386	5.9
Consulting	3,755	5,792	(2,037)	(35.2)
Total gross profit	$100,020	$96,671	$3,349	3.5%

Gross margin %:
License fees	76.0%	81.0%
Maintenance services	82.0%	81.8%
Total software gross margin %	80.8%	81.6%
Consulting	6.8%	10.1%
Total gross margin %	57.3%	57.2%

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

During the first quarter of fiscal 2011, cost of license fees increased $0.9 million, or 19.2%, compared to the first quarter of fiscal 2010. The increase was due to a $1.9 million increase in amortization expenses related to our acquired intellectual property, primarily related to Healthvision. This increase was somewhat offset by a decrease in third-party costs of $0.9 million primarily due to a favorable product mix.  First quarter fiscal 2011 cost of license fees included $2.1 million related to the operations of Healthvision.  Fiscal 2011 first quarter license fees gross margin decreased to 76.0% as compared to 81.0% in the first quarter of fiscal 2010 primarily as a result of increased amortization expense and lower license fees revenues in the current quarter.

Cost of Maintenance Services.  Cost of maintenance includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products and the overhead costs of providing support.

Cost of maintenance services for the first quarter of fiscal 2011 increased $1.5 million, or 9.4%, compared to the first quarter of fiscal 2010. The increase was primarily due to a $1.2 million increase in third-party costs and a $0.2 million increase in employee related costs.  First quarter fiscal 2011 cost of maintenance services included $2.1 million related to the operations of Healthvision.  Maintenance services gross margin for the first quarter of fiscal 2011 was 82.0%, improving slightly from 81.8% in the first quarter of fiscal 2010.

Cost of Consulting.  Cost of consulting includes salaries, employee benefits, third-party consulting costs, related travel, and the overhead costs of providing implementation, installation, training and education services to customers.

Cost of consulting decreased $0.1 million, or 0.2%, in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.  This decrease was primarily driven by a $0.3 million decrease in third-party costs and a $0.2 million decrease in billable travel in-line with our lower consulting revenues.  These decreases were offset by an increase in employee related costs, primarily stock-based compensation, in the first quarter of fiscal 2011 as compared to the first quarter of fiscal 2010.  First quarter fiscal 2011 cost of consulting included $3.4 million related to the operations of Healthvision.   Gross margin on consulting revenues for the first quarter of fiscal 2011 was 6.8% as compared to 10.1% for the similar period last year primarily due to lower consulting revenues in the current quarter.

Operating Expenses

	Three Months Ended		Quarterly Change
	August 31,		Fiscal 2011 vs. 2010
(in thousands)	2010	2009	Dollars	Percent

Operating expenses:
Research and development	$21,316	$20,618	$698	3.4%
Sales and marketing	37,726	35,877	1,849	5.2
General and administrative	21,464	19,657	1,807	9.2
Restructuring	(935)	75	(1,010)	*NM
Amortization of acquired intangibles	2,706	1,880	826	43.9
Total operating expenses	$82,277	$78,107	$4,170	5.3%

* NM - Percentage not meaningful

Research and Development.  Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees associated with product development, testing, quality assurance, documentation, enhancements and upgrades.

For the first quarter of fiscal 2011, research and development expenses increased $0.7 million, or 3.4%, compared to the first quarter last year primarily due to a $1.0 million increase in employee related costs as a result of increased headcount which was partially offset by a $0.3 million decrease in third-party costs. Research and development expenses for Healthvision were $1.8 million in the first quarter of fiscal 2011.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel and overhead costs related to our sales and marketing personnel, as well as trade show activities, advertising costs and other costs associated with our Company’s marketing activities.

Sales and marketing expenses for the first quarter of fiscal 2011 increased $1.8 million, or 5.2%, compared to the first quarter of fiscal 2010. This increase was primarily the result of a $2.6 million increase in net employee related costs primarily due to an increase in our number of account executives. In the first quarter of fiscal 2011 our sales force was up 13.0% compared to the first quarter last year.  This increase was partially offset by a $0.3 million decrease in bad debt expense.  Sales and marketing expenses for Healthvision were $1.7 million in the first quarter of fiscal 2011.

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

For the first quarter of fiscal 2011, general and administrative expenses increased $1.8 million, or 9.2%, compared to the first quarter of fiscal 2010.  The increase was primarily due to $1.3 million related to the impact of foreign currency translation in the first quarter of fiscal 2011 compared to the similar quarter last year, a $1.0 million increase related to infrastructure and computer lease costs, $0.8 million increase in professional fees and $0.5 million for a certain one time asset write-down.  These increases were somewhat offset by a $1.9 million gain recorded in the first quarter of fiscal 2011 related to a foreign pension plan.  See Note 13, Comprehensive Income, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.  General and administrative expenses for Healthvision were $0.8 million in the first quarter of fiscal 2011.

Restructuring.  We recorded a restructuring accrual reversal of approximately $0.9 million in the first quarter of fiscal 2011 compared to a restructuring charge of $0.1 million during the first quarter of fiscal 2010.  This activity related to our restructuring accruals is discussed below.

Fiscal 2010 Restructurings

Fiscal 2010 Q2.  On September 30, 2009, we approved a plan to further restructure our workforce.  Under this plan, we reduced our workforce by approximately 65 employees.  The majority of the reductions occurred within our consulting practice in our EMEA region.  These actions were undertaken as a further refinement of our vertical organization, including a resizing of our services business to leverage our partner channels, and in light of current demand for our consulting and implementation services in EMEA. The majority of the actions related to this plan were completed by the end of the second quarter of fiscal 2010.  The restructuring action resulted in pre-tax charges of $4.6 million for severance pay and related benefits which we recorded in the second quarter of fiscal 2010.  Substantially all of this amount will result in future cash expenditures.  We expect that the majority of the remaining severance and related benefits will be paid by the third quarter of fiscal 2011.

Fiscal 2010 Q4.  On May 27, 2010, we approved and began implementing a plan to restructure our workforce including the elimination of approximately 160 employees. The workforce reduction relates primarily to our M3 operations in Europe, the United States and Manila.  Departures of affected personnel were substantially completed by the end of the first quarter of fiscal 2011.   In connection with these actions we recorded pre-tax charges of $7.1 million in the fourth quarter of fiscal 2010 for severance pay and related benefits; substantially all of which will result in future cash expenditures.   The majority of the severance and related benefits will be paid by the end of fiscal 2011.

In relation to the fiscal 2010 restructuring actions, we made cash payments of approximately $2.7 million for severance pay and related benefits during the first quarter of fiscal 2011.  In addition, we recorded a $0.4 million reduction related to the fourth quarter of fiscal 2010 accrual, primarily as a result of an increase in accruals for severed employees of $0.6 million offset by a $1.0 million reduction related to a decrease in the number of affected employees.  As of August 31, 2010, we had an accrual of $5.3 million for severance and related benefits.

Fiscal 2009 Restructurings

Fiscal 2009 Q2.  On November 18, 2008, we announced the implementation of cost reduction measures in light of the uncertainty in global economic conditions and in light of other operating margin improvement initiatives. These cost reduction initiatives included a restructuring plan resulting in the reduction of approximately 285 employees and the exiting of certain leased facilities.  In relation to these actions we recorded a pre-tax charge of approximately $7.9 million in the second quarter of fiscal 2009 and an additional $3.4 million in the third quarter of fiscal 2009. Actions related to severance were substantially completed by February 28, 2009 and applicable cash payments were completed thereafter.  Payments related to the exited facilities are expected to continue through November 2011.

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

In relation to the fiscal 2009 restructuring actions, we made cash payments of $0.3 million relating to severance and related benefits and $0.5 million related to the exited facilities during the first quarter of fiscal 2011.  In addition, we recorded net adjustments to the accruals of approximately $0.5 million for a reduction in expenses accrued related to exited leased facilities when the lessor agreed to reduce the period of the lease.  As of August 31, 2010, we had an accrual of $2.6 million: $0.5 million for severance and related benefits and $2.1 million for the estimated fair value of our liability for the exited facilities.

Fiscal 2006 Restructuring

On April 26, 2006, in conjunction with our business combination with Intentia International AB (Intentia), we approved a plan designed to eliminate employee redundancies in both Intentia and Legacy Lawson.  These actions included the reduction of approximately 185 employees and the exit of or reduction in leased space.  In the first quarter of fiscal 2011 we made cash payments of $0.3 million related to exited facilities. During the first quarter of fiscal 2011 we made adjustments to reduce lease exit costs of approximately $0.3 million for changes in estimates relating to the original lease restructuring plan when the lessor agreed to reduce the period of the lease.  This adjustment resulted in a reduction to acquired goodwill.  The remaining accrual as of August 31, 2010 was $2.4 million for the exit of or reduction in leased space. We expect cash payments related to exited facilities or reduced space to continue through June 2012.

As a result of our restructuring plans and the realignment of our workforce, we have experienced cost savings from the lower facility expenses and reduced headcount and expect these savings to continue.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles primarily relates to the on-going amortization of intangibles acquired in our fiscal 2006 Intentia merger, our fiscal 2010 acquisition of Healthvision as well as other acquisitions. For the first quarter of fiscal 2011, amortization increased $0.8 million, or 43.9%, as compared to the first quarter of fiscal 2010. This increase was primarily due to $1.2 million in amortization of intangible assets acquired in our acquisition of Healthvision which was somewhat offset by decreases related to the amortization of certain intangible assets on an accelerated basis resulting in a higher rate of amortization in fiscal 2010 as compared to fiscal 2011 as well as certain intangibles being fully amortized in fiscal 2010 with no corresponding amortization recorded in the current periods of fiscal 2011.

Other Income (Expense), Net

Total other income (expense), net, consisting of interest income earned from cash, marketable securities and other investments, interest expense, and other associated costs, was a net expense of $3.8 million for the first quarter of fiscal 2011 and 2010.

Provision for Income Taxes

Our income tax expense for the three months ended August 31, 2010 was $4.3 million.  This resulted in an overall effective tax rate of 30.8% for the first quarter of fiscal 2011.  The rate for the quarter ended August 31, 2010 was favorably impacted by 0.7 percentage points due to the jurisdictional mix of income in the quarter and by 2.0 percentage points due to the settlement with taxing authorities of uncertain tax positions in a domestic jurisdiction.  In addition, the rate was unfavorably impacted by 0.7 percentage points for interest on uncertain tax positions and by 1.5 percentage points for income tax return to income tax provision true-ups.

As of August 31, 2010, we have recorded a liability of approximately $9.6 million for unrecognized tax benefits related to uncertain tax positions, all of which would affect earnings and the effective tax rate, if recognized.  We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of our income tax expense.  During the three months ended August 31, 2010 we recognized approximately $0.1 million of interest and had $1.2 million accrued for the payment of interest as of August 31, 2010.  Interest recognized for the three months ended August 31, 2009 was approximately $0.1 million.

Non-GAAP Financial Measure Reconciliations

We believe our presentation of non-GAAP revenues, operating income, operating margin, net income and diluted net income per share provide meaningful insight into our operating performance and an alternative perspective of our results of operations.  We use these non-GAAP measures to assess our operating performance, to develop budgets, to serve as a measurement for incentive compensation awards and to manage expenditures. Presentation of these non-GAAP measures allows investors to review our results of operations from the same perspective as management and our Board of Directors.  These non-GAAP financial measures provide investors an enhanced understanding of our operations, facilitate investors’ analysis and comparisons of our current and past results of operations, facilitate comparisons of our operating results with those of our competitors and provide insight into the prospects of our future performance. We also believe that the non-GAAP measures are useful to investors because they provide supplemental information that research analysts frequently use to analyze software companies including those that have recently made significant acquisitions.

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

	Three Months Ended
	August 31,		Quarterly Change
	2010	2009	Fiscal 2011 vs. 2010
GAAP revenue	$174,660	$168,992	$5,668	3.4%
Non-GAAP revenue adjustments:
Purchase accounting impact on maintenance revenues	1,429	—
Purchase accounting impact on consulting revenues	520	—
Non-GAAP revenue adjustments	1,949	—

Non-GAAP revenue	$176,609	$168,992	$7,617	4.5%

Three Months Ended
August 31,	Quarterly Change
2010	2009	Fiscal 2011 vs. 2010
GAAP operating income	$17,743	$18,564	$(821)	(4.4)%
GAAP operating margin	10.2%	11.0%
Non-GAAP revenue adjustments	1,949	—
Non-GAAP costs/operating expense adjustments:
Amortization of purchased maintenance contracts	395	567
Stock-based compensation	4,949	2,568
Pension gain	(1,912)	—
Restructuring	(935)	75
Amortization of acquired intangibles	7,064	4,380
Total non-GAAP costs/operating expense adjustments	9,561	7,590

Non-GAAP operating income	$29,253	$26,154	$3,099	11.8%
Non-GAAP operating margin	16.6%	15.5%

	Three Months Ended
	August 31,		Quarterly Change
	2010	2009	Fiscal 2011 vs. 2010
GAAP net income	$9,636	$5,977	$3,659	61.2%
Non-GAAP revenue adjustments	1,949	—
Non-GAAP costs/operating expense adjustments	9,561	7,590
Non-cash interest expense related to convertible debt	2,265	2,122
Tax provision adjustment (1)	(5,408)	(283)

Non-GAAP net income	$18,003	$15,406	$2,597	16.9%

	Three Months Ended
	August 31,		Quarterly Change
	2010	2009	Fiscal 2011 vs. 2010
GAAP net income per diluted share	$0.06	$0.04	$0.02	58.1%
Purchase accounting impact on revenue	0.01	—
Amortization of purchased maintenance contracts	0.00	0.00
Stock-based compensation	0.03	0.02
Pension gain	(0.01)	—
Restructuring	(0.01)	0.00
Amortization of acquired intangibles	0.04	0.03
Non-cash interest expense related to convertible debt	0.01	0.01
Tax provision adjustment	(0.03)	(0.00)

Non-GAAP net income per diluted share (2)	$0.11	$0.09	$0.02	14.6%

Weighted average shares - basic	162,596	161,112
Weighted average shares - diluted	167,178	163,921

(1)         We estimate an annual global effective non-GAAP tax rate by excluding non-GAAP adjustments on a jurisdictional basis.  The estimated global effective non-GAAP tax rate for the first quarter of fiscal 2011 and 2010 was 35.0% and 37.0%, respectively.  The above tax provision adjustments were made to reflect these rates for the applicable periods.

(2)         GAAP to non-GAAP net income per diluted share columns may not total due to rounding.

The non-GAAP adjustments we make to our reported U.S. GAAP results are primarily related to purchase accounting and other acquisition matters, significant non-cash accounting charges and restructuring charges. Our primary non-GAAP reconciling items are as follows:

Purchase Accounting Impact on Revenue.  Our non-GAAP financial results include pro forma adjustments to increase maintenance and consulting revenues that we would have recognized if we had not adjusted acquired deferred revenues to their fair values as required by U.S.GAAP. Certain deferred revenues for maintenance and consulting on the acquired entity’s balance sheet, at the time of the acquisition, were eliminated from U.S. GAAP results as part of the purchase accounting for the acquisition. As a result, our U.S. GAAP results do not, in management’s view, reflect all of our maintenance and consulting activity. We believe the inclusion of the non-GAAP revenue adjustment provides investors a helpful alternative view of Lawson’s maintenance and consulting operations.

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

Stock-Based Compensation.  Expense related to stock-based compensation has been excluded from our non-GAAP results of operations. These charges consist of the estimated fair value of share-based awards including stock options, restricted stock, restricted stock units and share purchases under our employee stock purchase plan. While the charges for stock-based compensation are of a recurring nature, as we grant stock-based awards to attract and retain quality employees and as an incentive to help achieve financial and other corporate goals, we exclude them from our results of operation in assessing our operating performance. These charges are typically non-cash and are often the result of complex calculations using an option-pricing model that estimates stock-based awards’ fair value based on factors such as volatility and risk-free interest rates that are beyond our control. The expense related to stock-based awards is generally not controllable in the short-term and can vary significantly based on the timing, size and nature of awards granted. As such, we do not include such charges in our operating plans that we use to manage our business. In addition, we believe the exclusion of these charges facilitates comparisons of our operating results with those of our competitors who may have different policies regarding the use of stock-based awards.

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

Pension Gain.  We have implemented certain modifications to our pension plan in Norway.  These modifications resulted in a curtailment of benefits under the plan and resulted in our recording a gain related to the change in all active participants’ projected benefit obligations resulting from the curtailment.  In addition, these modifications led to a settlement of active participants’ projected benefit obligations and resulted in our recording an additional gain related to the pension settlement.  We do not consider these gains in our assessment of our operating performance.  We believe that the exclusion of the non-recurring pension gains provide investors a useful alternative view of our results of operations and facilitates comparisons of our results period-over-period.

Restructuring.  We have recorded various restructuring charges related to actions taken to reduce our cost structure to enhance operating effectiveness and improve profitability and to eliminate certain redundancies in connection with acquisitions. These restructuring activities impacted different functional areas of our operations in different locations and were undertaken to meet specific business objectives in light of the facts and circumstances at the time of each restructuring event. These charges include costs related to severance and other termination benefits as well as costs to exit leased facilities. These restructuring charges are excluded from management’s assessment of our operating performance. We believe that the exclusion of the restructuring charges provides investors a useful alternative view of the cost structure of our operations and facilitates comparisons with the results of other periods that may not reflect such charges or may reflect different levels of such charges.

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

Non-Cash Interest Expense Related to Convertible Debt. We have excluded the incremental non-cash interest expense related to our $240.0 million 2.5% senior convertible notes that we are required to recognize under U.S. GAAP for convertible debt securities from our non-GAAP results of operations for all periods presented. This accounting guidance requires us to recognize additional non-cash interest expense based on the market rate for similar debt instruments that do not contain a comparable conversion feature.  We have allocated a portion of the proceeds from the issuance of the senior notes to the embedded conversion feature resulting in a discount on our senior notes.  The debt discount is being amortized as additional non-cash interest expense over the term of the notes using the effective interest method.  These non-cash interest charges are not included in our operating plans and are not included in management’s assessment of our operating performance. We believe that the exclusion of the non-cash interest charges provides a useful alternative for investors to evaluate the cost structure of our operations in a manner consistent with our internal evaluation of our cost structure.

Non-GAAP Tax Provision Adjustments. The non-GAAP tax provision adjustments are due to the increase in non-GAAP taxable income as compared to U.S. GAAP taxable income resulting from the non-GAAP reconciling items detailed in the above table and the jurisdictional mix of non-GAAP and U.S. GAAP taxable income.   The non-GAAP tax provision adjustments are made to reflect the annual global effective non-GAAP tax rate for each period.

Liquidity and Capital Resources

	Three Months Ended
	August 31,
Cash Flows (in thousands)	2010	2009	% Change
Cash provided by (used in):
Operating activities	$(38,344)	$(20,542)	86.7%
Investing activities	(9,397)	(4,635)	102.7
Financing activities	(88)	(411)	(78.6)
Effect of exchange rate changes on cash and cash equivalents	5,018	2,075	141.8
Net change in cash and cash equivalents	$(42,811)	$(23,513)	82.1%

	As of
	August 31,	May 31,
Capital Resources (in thousands)	2010	2010	% Change
Working capital	$136,110	$115,034	18.3%
Cash and cash equivalents	$333,106	$375,917	(11.4)%

As of August 31, 2010, we had $333.1 million in cash, cash equivalents and $136.1 million in working capital. Our most significant source of operating cash flows is derived from license fees, maintenance services and consulting fees related to services provided to our customers. Days sales outstanding (DSO), which we calculate as net receivables at period-end divided by revenue for the quarter times 90 days in the quarter, was 53 and 54 as of August 31, 2010 and May 31, 2010, respectively.  Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services, and facilities.

We believe that cash flows from operations, together with our cash and cash equivalents, will be sufficient to meet our cash requirements for working capital, capital expenditures, restructuring activities, investments and share repurchases for the remainder of fiscal 2011 and for the foreseeable future. As part of our business strategy, we may use cash to acquire additional companies or products from time-to-time to enhance our product lines, which could have a material effect on our capital resources.

Cash Flows from Operating Activities

Net cash used in operating activities in the first three months of fiscal 2011 was $38.3 million. Uses of cash included $70.7 million related to working capital.  The cash used for working capital purposes included a $57.2 million decrease in our deferred revenue balances primarily related to the timing of annual service maintenance billings and recognition of maintenance revenues over the applicable term of these agreements as well as higher conversion rates related to our license fees revenues, $27.7 million decrease in accrued expenses and other liabilities primarily related to a reduction in accrued incentive compensation due to payment of fiscal year end incentives as well as a reduction in accrued paid time off due to usage in the current quarter and a reduction in accrued severance due to payments made relating to our fiscal 2010 restructuring actions, $6.6 million decrease in accounts payable and $4.4 million related to net income taxes payable/receivable.  These working capital uses of cash were partially offset by working capital sources of cash including an $8.3 million decrease in prepaid expenses and other assets primarily related to a change in the net fair value of our foreign currency forward contracts and a reduction in certain foreign value added tax receivables a net $16.8 million decrease in accounts receivable from our collection of customer accounts and lower revenue activity in the first quarter of fiscal 2011 as compared to the fourth quarter last year.  The working capital uses of cash were also offset by our net income of $9.6 million, which included non-cash charges of $13.8 million for depreciation and amortization, $4.9 million related to stock-based compensation, $1.7 million related to deferred income taxes, a $0.8 million provision for estimated warranty costs and doubtful accounts and $2.5 million in amortization of debt discount and the debt issuance costs related to our senior convertible notes.  While operating activities utilized cash during the first three months of fiscal 2011, we expect to generate positive cash flows in the remainder of the fiscal year primarily due to the timing of our maintenance billings and collection of related receivables.

Cash Flows from Investing Activities

Net cash used by investing activities was $9.4 million for the three months ended August 31, 2010.  The primary uses of cash were $6.0 million used to purchase property and equipment primarily related to continued investments in our global information technology and business system infrastructure and $3.0 million used to purchase marketable securities.

Cash Flows from Financing Activities

Net cash used for financing activities was less than $0.1 million for the first three months of fiscal 2011.  Cash used for financing activities during the period included $1.7 million used to repurchase shares of our common stock pursuant to our Board authorized share repurchase program and $0.7 million used to make payments on our long-term debt and capital lease obligations.  These uses of cash were somewhat offset by $1.2 million in proceeds from the exercise of stock options and the issuance of shares of our common stock under our ESPP.

Effect of Exchange Rate Changes

For the three months ended August 31, 2010, changes in foreign currency exchange rates resulted in a $5.0 million increase in our cash and cash equivalents. Exchange rate changes increased our cash and cash equivalents by $2.1 million during the three months ended August 31, 2009.

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

In the first quarter of fiscal 2011, we repurchased an aggregate of 0.2 million shares of our common stock at an average price of $7.37 per share under the share repurchase program.  From inception of the repurchase program through August 31, 2010, we have used $272.7 million to repurchase 33.1 million shares at an average price of $8.23 per share. The repurchased shares are recorded as treasury stock and result in a reduction to our stockholders equity. The shares will be used for general corporate purposes. As of August 31, 2010, the maximum dollar value of shares that may yet be purchased under this program was $127.3 million.

Credit Facilities

We have an uncommitted credit facility that consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $4.1 million (30.0 million SEK). We had no borrowings outstanding under this line as of August 31, 2010.

Senior Convertible Notes

In April 2007, we issued $240.0 million of senior convertible notes with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012. The notes bear interest at a rate of 2.5% per annum payable semi-annually in arrears, on April 15 and October 15 of each year, beginning October 15, 2007. The notes do not contain any restrictive financial covenants. The notes are convertible, at the holders’ option, into cash and, if applicable, shares of our common stock based on an initial conversion rate of approximately 83.23 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $12.02 per share (which reflects a 35.0% conversion premium based on the closing sale price of $8.90 per share of Lawson common stock as reported by NASDAQ on April 17, 2007). At the issuance of these notes, we simultaneously entered into separate agreements to purchase call options and sell warrants which are referred to below as “a convertible note hedge transaction and a warrant transaction.”

We had certain business relationships with Lehman Brothers OTC Derivatives Inc. (Lehman OTC), including a convertible note hedge transaction and a warrant transaction both entered into as part of the issuance of our senior convertible notes and an accelerated share repurchase transaction (See Note 16, Repurchase of Common Shares). On September 15, 2008, Lehman Brothers Holdings Inc. (Lehman Holdings) filed for protection under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Southern District of New York. Subsidiaries of Lehman Holdings, including Lehman Brothers Inc. (Lehman Brothers) and Lehman OTC, were not included in the filing. On September 19, 2008, Lehman Brothers was placed in liquidation under the Securities Investor Protection Act. In addition, on October 3, 2008, Lehman OTC also filed for Chapter 11 bankruptcy.

Lehman Brothers was one of the original purchasers of our senior convertible notes. None of the net proceeds from the offering are on deposit with Lehman Brothers or any of its affiliates. In conjunction with the issuance of the notes, we also entered into a convertible note hedge transaction with Lehman OTC, an affiliate of Lehman Brothers. In a separate agreement, we entered into a warrant transaction with Lehman OTC. Together, these transactions were designed to reduce the potential dilution resulting from the potential conversion of our senior convertible notes into shares of common stock and effectively increased the conversion price of the notes to $15.58 per share from the initial conversion price of the notes of $12.02 per share. We paid $57.7 million ($35.7 million net of tax benefit) to acquire the call options and received $34.2 million as a result of the sale of the warrants. The purchase of the call options was recorded as a reduction to stockholders’ equity and the sale of the warrants was recorded as an increase to stockholders’ equity in accordance with applicable FASB guidance.

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

For financial reporting purposes, we estimated the fair value of the hedge transaction asset and the warrant liability using the Black-Scholes option pricing model and considered the credit risk of Lehman OTC. The fair value of these obligations recorded for financial reporting purposes may differ from the values ultimately determined in various legal proceedings, including actions of the U.S. bankruptcy court. If the ultimate settlement of either of these obligations differs from the recorded amounts, we will be required to recognize any related gain or loss in our results of operations in the period such settlement is known. As of August 31, 2010, our claim against Lehman OTC and Lehman OTC’s claim against us have not been settled.

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

Restricted Cash

We had approximately $11.2 million of restricted cash as of August 31, 2010, of which approximately $1.1 million and $10.1 million have been classified as current and non-current, respectively, on our Condensed Consolidated Balance Sheets. The non-current portion relates primarily to the $9.1 million held on our account at LBI. See Note 16, Repurchase of Common Shares, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information. The remainder of the restricted cash balance relates to various collateral arrangements related to our property leases worldwide.

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2010, total contractual obligations at May 31, 2010 were $327.9 million not including an estimated liability for uncertain tax positions.  At August 31, 2010 we had recorded a liability for uncertain tax positions of $9.6 million. Over the next 12 months, we do not expect any significant cash payments related to these uncertain tax positions but we do expect that significant amounts of uncertain tax positions will reverse as a result of lapses of statutes of limitations.  See Note 11, Income Taxes, in Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further discussion.

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

We have entered into operating leases for most of our U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are sometimes referred to as a form of off-balance-sheet financing. As of August 31, 2010, we leased facilities and certain equipment under non-cancelable operating leases expiring between calendar year 2010 and 2018. Rent expense under operating leases for the first quarter of fiscal 2011 and fiscal 2010 was $6.5 million and $6.7 million, respectively.

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

We do not use forward contracts for trading purposes. Our foreign currency forward contracts are generally short term in nature, typically maturing within 90 days or less. We mark to market all contracts at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The net fair value of our foreign currency forward contracts was a net liability of $0.7 million and a net asset of $6.5 million as of August 31, 2010 and May 31, 2010 and was included in prepaid expenses and other current assets and other current liabilities, respectively, on our Condensed Consolidated Balance Sheets. See Note 9, Fair Value Measurements, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information. For the three month period ended August 31, 2010, we recorded a net realized and unrealized loss of $1.8 million related to foreign currency forward contracts, as compared to a net loss of $4.3 million for the three month period ended August 31, 2009.  All gains and losses from foreign currency forward contracts have been classified as general and administrative expense in our Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding recently issued accounting pronouncements that may impact our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in our Annual Report on Form 10-K for our fiscal year ended May 31, 2010, our major market risk exposure relates to adverse changes in foreign currency exchange rates and adverse fluctuations in interest rates with respect to our senior convertible notes. We believe our exposure associated with these market risks has not changed materially since May 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of August 31, 2010.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Patent Infringement Lawsuit by ePlus. On May 19, 2009, ePlus, Inc. filed a lawsuit in the United States District Court for the Eastern District of Virginia against Lawson Software, Inc., Perfect Commerce, Inc., SciQuest, Inc. and Verian Technologies, Inc.  The other three defendants subsequently entered into separate confidential settlements and the court dismissed their parts of the lawsuit. The May 2009 complaint alleges that Lawson’s supply chain products infringe three U.S. patents owned by ePlus.  In that complaint, ePlus sought damages in an undisclosed amount, enhancement of those damages, an attorneys’ fee award and an injunction against further infringement.  In May 2010, ePlus quantified its damages claim based on an alleged 5.0% to 6.0% royalty on all license, maintenance and services revenues in the United States since November 2003 for a wide range of Lawson’s supply chain products as well as service-related revenues.  Those alleged royalty damages totaled $28.0 to $33.0 million or more, and all or part of that award could have been increased up to treble damages by the court, at its discretion, if ePlus proved willful infringement by Lawson. However, on September 9, 2010, the court issued an order precluding ePlus from seeking damages at trial.  At the trial (now scheduled for January 2011) if ePlus proves infringement and the patents are not invalidated, ePlus can seek only post-trial relief such as an injunction during the remaining life of the patents.  If ePlus proves infringement, the court also has discretion to require Lawson to reimburse ePlus for its legal fees and costs if it finds the case to be exceptional.  We are vigorously defending this case because we believe we have meritorious defenses, including non-infringement and patent invalidity.  If we are not successful in obtaining resolution before or at trial, at the conclusion of the trial the jury will decide whether or not ePlus has proved that Lawson has infringed, and whether or not Lawson has proved that the patents are invalid.  If the jury finds that Lawson failed to prove invalidity of the patents, and if the jury finds that ePlus has proved infringement, then the court will determine whether ePlus has shown a right to post-trial relief such as an injunction.  Given the inherent unpredictability of litigation and jury trials, as well as the right of either party to appeal an unfavorable decision, we cannot at this time estimate the possible outcome of this lawsuit. Because patent litigation is time consuming and costly to defend, we will continue to incur significant costs defending this case. In addition, in the event of an unfavorable outcome in this matter, it could have a material adverse effect on our future results of operations or cash flows.  If ePlus prevails in this lawsuit, we could by agreement or otherwise be required to pay a royalty to ePlus on the sale of certain products and services in the future, and if we could not reach agreement with ePlus on the amount or scope of that royalty, we would have to either stop the sale of those products and services or make modifications to avoid infringement and there is no assurance that those modifications will be readily possible.

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

Patent Infringement Lawsuit by Aloft Media.  On May 14, 2010, Aloft Media, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas against Lawson Software, Inc., Lawson Software Americas, Inc. and 12 other defendants.  The complaint alleges that Lawson’s Planning Workbench for Food and Beverage software product, and possibly other software products, infringe United States Patent Nos. 7,593,910 and 7,596,538, which are each entitled “Decision-Making System, Method and Computer Program Product.”  Aloft Media seeks, in undisclosed amounts, damages, costs, expenses, interest and royalties.  We intend to vigorously defend this case.  Given the inherent unpredictability of litigation and jury trials, we cannot at this time estimate the possible outcome of this lawsuit. Because patent litigation is time consuming and costly to defend, we could incur significant costs defending this case.  In addition, in the event of an unfavorable outcome in this matter, it could have a material adverse effect on our future results of operations or cash flows.

Class Action Overtime Lawsuit.  On May 20, 2008, a putative class action lawsuit was filed against us in the United States District Court for the Southern District of New York on behalf of current and former business, systems, and technical consultants. The suit, Cruz, et. al., v. Lawson Software, Inc. et. al., alleged that we failed to pay overtime wages pursuant to the Fair Labor Standards Act (FLSA) and state law, and alleged violations of state record-keeping requirements. The suit also alleged certain violations of ERISA and unjust enrichment. Relief sought includes back wages, corresponding 401(k) plan credits, liquidated damages, penalties, interest and attorneys’ fees. We successfully moved the case from the United States District Court for the Southern District of New York to the District of Minnesota. The Minnesota Federal District Court conditionally certified the case under the FLSA as a collective action and granted our motion to dismiss the two ERISA counts and the state wage and hour claims.  Plaintiffs moved for Rule 23 class certification but the Court denied their motion.  At the present time, the size of the class is limited to the 68 consultants who elected to participate in the lawsuit by filing opt-in forms.  The overtime period at issue is two years, which would be increased to three years if the plaintiffs proved that the Company intentionally violated the applicable wage and hour laws.  The plaintiffs’ damages expert claims total aggregate damages of $10.3 million for a two year period for the 68 consultants and an additional $2.9 million in aggregate damages if the overtime period is three years.  Given the inherent unpredictability of litigation and jury trials, we cannot at this time estimate the possible outcome of this lawsuit.  On June 30, 2010, Lawson filed a motion to de-certify the FLSA collective action, which, if granted, would limit the action to the five named plaintiffs.  We also filed a motion for summary judgment asking for dismissal of remaining class members based on their performance of exempt duties and/or making more than $100,000 per year. The court has scheduled a hearing for those motions in November 2010.   If the court does not grant that dismissal, we have alternatively requested that the limitation period be two years instead of three.  In the event of an unfavorable outcome in this matter, it could have a material adverse effect on our future results of operations or cash flows.

We have accumulated information regarding Intentia customer claims and disputes that arose before our acquisition of Intentia in April 2006. The initial purchase accounting accrual for these claims and disputes was recorded in fiscal 2006.  The accrual has been adjusted since that time to reflect current estimates of the applicable reserve requirements and to record resolution and/or settlement of certain claims.  The remaining reserve is expected to be consumed through a combination of cash payments, accounts receivable write-offs and free services over the next 6 to 9 months. As of August 31, 2010 and May 31, 2010, we had reserves recorded of approximately $0.7 million related to the Intentia disputes that arose before the acquisition. We expense our defense costs during the period incurred. If the aggregate settlement costs or judgments exceed the fair value estimate established as part of the purchase price adjustment, the excess costs would be expensed in the period incurred.

We are subject to various other legal proceedings and the risk of litigation by employees, customers, patent owners, suppliers, stockholders or others through private actions, class actions, administrative proceedings or other litigation. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of these legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

ITEM 1A. RISK FACTORS

We documented our risk factors in Item 1A of Part I of our Annual Report on Form 10-K for our fiscal year ended May 31, 2010. There have been no material changes to our risk factors since the filing of that report.  The risk factors detailed in our Annual Report on Form 10-K could materially harm our business, operating results and financial condition and/or negatively affect our stock price. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of our common stock for the three months ended August 31, 2010:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

June 1 - 30, 2010	—	$—	—	$129,074,195

July 1 - 31, 2010	—	$—	—	$129,074,195

August 1 - 31, 2010	234,680	$7.37	234,680	$127,343,773

Total first quarter fiscal 2011	234,680	$7.37	234,680

(1) In November 2006, our Board of Directors approved a share repurchase of up to $100.0 million of common stock. The Board of Directors increased this maximum to $200.0 million in April 2007 and to $400.0 million on July 10, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Index to Exhibits on page 49 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 6, 2010

LAWSON SOFTWARE, INC.

By:	/s/ STEFAN B. SCHULZ
Stefan B. Schulz
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS
10.1	Lawson Software, Inc. 2010 Stock Incentive Plan.

10.2

Amendment to Lawson Software, Inc. 1996 Stock Incentive Plan (Adopted by the Board of Directors on June 24, 2010 to take effect if and when (but not before) the 2010 Stock Incentive Plan is approved by the stockholders).

10.3

Amendment to Lawson Software, Inc. 2001 Stock Incentive Plan (Adopted by the Board of Directors on June 24, 2010 to take effect if and when (but not before) the 2010 Stock Incentive Plan is approved by the stockholders).

10.4	Form of Award Agreement for stock options granted under the 2010 Stock Incentive Plan.

10.5	Form of Award Agreement for nonqualified stock options granted under the 2010 Stock Incentive Plan to non-employee directors.

10.6	Form of Award Agreement for stock options granted under the 2010 Stock Incentive Plan (with 12 month exercise period after termination of employment).

10.7	Form of Award Agreement for performance-based restricted stock units (RSUs) granted under the 2010 Stock Incentive Plan.

10.8	Form of Award Agreement for time-based restricted stock units (RSUs) granted under the 2010 Stock Incentive Plan.

10.9	Form of Award Agreement for restricted stock units (RSUs) granted under the 2010 Stock Incentive Plan to non-employee directors.

12.1	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Harry Debes.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act - Stefan B. Schulz.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act - Harry Debes.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act - Stefan B. Schulz.

101.INS *	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF *	XBRL Taxonomy Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase.

*              Interactive Data Files in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at August 31, 2010 and May 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three months ended August 31, 2010 and August 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2010 and August 31, 2009, and (iv) Notes to Condensed Consolidated Financial Statements.  In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.