Form 10-Q
period 2010-11-30
Lawson Software, Inc.
filed 2011-01-07
CIK 1344632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010

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

The number of shares of the registrant’s common stock outstanding on December 27, 2010 was 163,620,876.

LAWSON SOFTWARE, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	November 30, 2010	May 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$288,273	$375,917
Restricted cash - current	635	654
Trade accounts receivable, net	109,195	117,976
Income taxes receivable	10,607	4,664
Deferred income taxes - current	19,326	18,957
Prepaid expenses and other current assets	45,288	51,945

Total current assets	473,324	570,113

Restricted cash - non-current	10,153	10,070
Property and equipment, net	52,638	54,671
Goodwill	562,489	525,576
Other intangible assets, net	147,242	159,665
Deferred income taxes - non-current	36,614	38,144
Other assets	13,555	13,805

Total assets	$1,296,015	$1,372,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt - current	$2,464	$2,646
Accounts payable	7,369	12,085
Accrued compensation and benefits	58,084	76,102
Income taxes payable	2,331	2,271
Deferred income taxes - current	6,197	5,605
Deferred revenue - current	197,960	319,797
Other current liabilities	29,620	36,573

Total current liabilities	304,025	455,079

Long-term debt - non-current	228,090	224,143
Deferred income taxes - non-current	43,133	42,834
Deferred revenue - non-current	6,843	8,363
Other long-term liabilities	15,889	16,456

Total liabilities	597,980	746,875

Commitments and contingencies (Note 14)

Stockholders’ equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 750,000 shares authorized; 203,570 and 202,919 shares issued, respectively; 163,404 and 162,045 shares outstanding, at November 30, 2010 and May 31, 2010, respectively	2,036	2,029
Additional paid-in capital	889,297	887,349
Treasury stock, at cost; 40,166 and 40,874 shares at November 30, 2010 and May 31, 2010, respectively	(322,389)	(326,925)
Retained earnings	75,355	53,742
Accumulated other comprehensive income	53,736	8,974

Total stockholders’ equity	698,035	625,169

Total liabilities and stockholders’ equity	$1,296,015	$1,372,044

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Revenues:
License fees	$26,362	$28,371	$50,870	$54,306
Maintenance services	97,495	85,152	192,145	170,582
Software revenues	123,857	113,523	243,015	224,888
Consulting	63,605	70,899	119,107	128,526

Total revenues	187,462	184,422	362,122	353,414

Cost of revenues:
Cost of license fees	6,104	5,407	11,978	10,334
Cost of maintenance services	17,556	16,922	34,575	32,481
Cost of software revenues	23,660	22,329	46,553	42,815
Cost of consulting	55,377	59,943	107,124	111,778

Total cost of revenues	79,037	82,272	153,677	154,593

Gross profit	108,425	102,150	208,445	198,821

Operating expenses:
Research and development	23,745	22,273	45,061	42,891
Sales and marketing	39,916	40,000	77,642	75,877
General and administrative	22,033	20,075	43,497	39,732
Restructuring (Note 3)	(518)	4,676	(1,453)	4,751
Amortization of acquired intangibles	2,777	1,945	5,483	3,825

Total operating expenses	87,953	88,969	170,230	167,076

Operating income	20,472	13,181	38,215	31,745

Other income (expense), net:
Interest income	420	245	762	563
Interest expense	(4,171)	(4,117)	(8,284)	(8,159)
Other income (expense), net	(96)	(62)	(146)	(160)
Total other income (expense), net	(3,847)	(3,934)	(7,668)	(7,756)

Income before income taxes	16,625	9,247	30,547	23,989
Provision for income taxes	4,648	6,493	8,934	15,258
Net income	$11,977	$2,754	$21,613	$8,731

Net income per share:
Basic	$0.07	$0.02	$0.13	$0.05
Diluted	$0.07	$0.02	$0.13	$0.05

Weighted average common shares outstanding:
Basic	163,460	161,402	163,026	161,256
Diluted	167,902	165,164	167,558	164,635

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	November 30,
	2010	2009
Cash flows from operating activities:
Net income	$21,613	$8,731
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27,734	20,778
Amortization of debt issuance costs	520	520
Amortization of debt discount	4,530	4,243
Deferred income taxes	2,463	4,891
Provision for doubtful accounts	(76)	467
Warranty provision	1,824	2,353
Net loss on disposal of assets	6	10
Excess tax benefits from stock transactions	(1,293)	(303)
Stock-based compensation expense	9,130	7,000
Changes in operating assets and liabilities (net of acquisition):
Trade accounts receivable	10,183	34,367
Prepaid expenses and other assets	10,396	1,727
Accounts payable	(4,977)	(8,346)
Accrued expenses and other liabilities	(35,510)	(29,962)
Income taxes payable/receivable	(6,459)	4,856
Deferred revenue	(128,129)	(103,477)

Net cash used in operating activities	(88,045)	(52,145)

Cash flows from investing activities:
Change in restricted cash	(216)	812
Purchase of marketable securities and investments	(3,006)	—
Purchases of property and equipment	(9,549)	(8,581)
Net cash used in investing activities	(12,771)	(7,769)

Cash flows from financing activities:
Principal payments on long-term debt	(652)	(891)
Payments on capital lease obligations	(624)	(1,305)
Cash proceeds from exercise of stock options	2,561	1,477
Excess tax benefit from stock transactions	1,293	303
Cash proceeds from employee stock purchase plan	1,268	1,124
Repurchase of common stock	(1,730)	(1,284)
	.
Net cash provided by (used in) financing activities	2,116	(576)

Effect of exchange rate changes on cash and cash equivalents	11,056	6,138

Net decrease in cash and cash equivalents	(87,644)	(54,352)
Cash and cash equivalents at the beginning of the period	375,917	414,815
Cash and cash equivalents at the end of the period	$288,273	$360,463

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

LAWSON SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Nature of Business and Basis of Presentation

Lawson Software is a global provider of enterprise software, support and services targeting customers in specific industries; including healthcare, service industries, manufacturing & distribution, equipment service management and rental, public sector (U.S.), and consumer products.  Lawson serves customers in three geographic regions: the Americas; Europe, Middle East and Africa (EMEA); and Asia-Pacific, including Australia and New Zealand (APAC). We offer a broad range of software applications and industry-specific solutions that we believe help our customers improve their business processes and reduce costs, resulting in better business or operational performance. Lawson solutions help automate and integrate business processes and promote collaboration among our customers and their partners, suppliers and employees. Through our support services, we provide ongoing maintenance and assistance to our customers.  Through our consulting services, we help our customers implement, learn to use, upgrade and optimize their Lawson applications.

Basis of Presentation

Our Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of Lawson Software, Inc.; our branches and our wholly-owned and majority-owned subsidiaries operating in the Americas, EMEA and APAC. All significant intercompany accounts and transactions have been eliminated. Our subsidiaries that are not majority-owned are accounted for under the equity method. The accompanying Condensed Consolidated Financial Statements reflect all adjustments, in the opinion of management, necessary to fairly state our financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items other than the out-of-period adjustments described below under Results of Operations.

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by the requirements for Form 10-Q and do not contain all the information and disclosures included in our annual Consolidated Financial Statements and Notes as required by U.S. GAAP. The Condensed Consolidated Balance Sheet data as of May 31, 2010 and other amounts presented herein as of May 31, 2010, or for the year then ended, were derived from our audited financial statements.  The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes for the fiscal year ended May 31, 2010 included in our Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on October 8, 2010. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of our financial statements, the reported amounts of revenues and expenses during the reporting periods presented, as well as our disclosures of contingent assets and liabilities. On an on-going basis we evaluate our estimates and assumptions, including those related to revenue recognition, allowance for doubtful accounts and sales returns, fair value of investments, fair value of share-based compensation, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations, contingencies and litigation, among others. We base our estimates and assumptions on our historical experience and on other information available to us at the time that these estimates and assumptions are made. We believe that these estimates and assumptions are reasonable under the circumstances and that they form a basis for making judgments about the carrying values of our assets and liabilities that are not readily apparent from other sources. Actual results and outcomes could differ from our estimates.

Business Segments

During fiscal 2009 and prior years, we operated as one business segment, the development and marketing of computer software and related services including consulting, maintenance and customer support. Beginning in the first quarter of fiscal 2010, we reorganized our operations to provide greater focus on and better serve our targeted vertical markets. With this strategic organizational change, including a workforce realignment, we determined that we had three reportable segments that aligned with our three industries groups: S3 Strategic Industries, M3 Strategic Industries and General Industries.  We have reevaluated our vertical organizational structure and have reorganized certain management and reporting responsibilities effective June 1, 2010; consolidating our General Industries reportable segment and redistributing responsibility for management of the vertical markets that were part of this segment into our S3 and M3 business segments. We believe the consolidation of our General Industries segment will help us drive more efficiencies and better manage our operations.  Commensurate with this organizational change, we have revised our segment reporting such that we report operating results for two reportable segments beginning in the first quarter of fiscal 2011: S3 Industries and M3 Industries.  Prior periods’ segment information has been retrospectively adjusted to reflect the two segment structure. In connection with this change in organizational structure, we also revised the measure of operating performance that we use to assess segment operating performance from segment controllable margin to segment operating income. The primary difference between segment controllable margin and segment operating income is that our segment operating income includes an allocation of expenses for non-dedicated resources. We have retrospectively adjusted our segment profit measures to reflect segment operating income. See Note 15, Segment and Geographic Information, for a description of segment operating income.

Fiscal Year

Our fiscal year is from June 1 through May 31. Unless otherwise stated, references to the years 2011 and 2010 relate to the fiscal years ended May 31, 2011 and 2010, respectively. References to future years also relate to our fiscal years ending May 31.

Results of Operations

Our fiscal 2011 and 2010 results of operations include certain out-of-period adjustments which we have determined to be immaterial in all applicable current and prior interim and annual periods and we expect them to be immaterial to our full fiscal 2011 results.

Our year-to-date results for fiscal 2011 include reductions to net income of approximately $0.9 million. In the first quarter of fiscal 2011, net income was increased by approximately $0.3 million due to 1) $0.6 million related to a pension settlement gain (see Note 13, Comprehensive Income) that should have been recorded primarily in the third quarter of fiscal 2010 and 2) $0.3 million related to a value-added tax asset write-off that should have been recorded in the second quarter of fiscal 2010. In the second quarter of fiscal 2011, net income was reduced by approximately $1.1 million due to 1) a $0.3 million reduction in net income related to the pay-off of a note receivable that should have been recorded during fiscal 2008, fiscal 2009 and fiscal 2010 and 2) a $0.8 million decrease in net income related to the currency revaluation of certain value-added tax liabilities that should have initially resulted in a reduction in net income during fiscal 2009 ($0.8 million) and fiscal 2010 ($0.7 million).

Our results for the first six months of fiscal 2010 include reductions to net income of approximately $0.9 million that should have been reported in other fiscal years.  Net income was reduced due to 1) an additional $1.8 million of income tax provision recorded primarily in the first quarter of fiscal 2010 that should have been recorded as a reduction to net income in fiscal 2009 and 2) an increase of $0.9 million recorded in the first quarter of fiscal 2010 related to the reversal of a services loss reserve that should have been reversed in fiscal 2008.

2. Summary of Significant Accounting Policies

Except to the extent updated or described below, a detailed description of our significant accounting policies can be found in Lawson’s Current Report on Form 8-K for the fiscal year ended May 31, 2010 filed with the SEC on October 8, 2010.  The following Notes should be read in conjunction with such policies and other disclosures contained therein.

Adoption of New Accounting Pronouncements

On June 1, 2010, we adopted the Financial Accounting Standards Board (FASB) guidance on the consolidation of variable interest entities (VIEs).  This guidance clarifies the determination of whether a company is required to consolidate a VIE, changes the approach to determining a VIE’s primary beneficiary (the reporting entity that must consolidate the VIE), requires an ongoing reassessment of whether a company is the primary beneficiary of a VIE and requires additional disclosures about a company’s involvement in VIEs.  Our adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

Recent Accounting Pronouncements — Not Yet Adopted

In October 2009, the FASB issued guidance which amends the existing guidance for revenue recognition of non-software elements of multiple element arrangements.  Under the new guidance, when vendor-specific objective evidence or third-party evidence of the fair value for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration based on the relative selling price method.  The residual method of allocating arrangement consideration will no longer be permitted. This guidance is effective for fiscal years beginning on or after June 15, 2010 (our fiscal 2012), however, early adoption is permitted.  We are currently evaluating how this may affect our accounting for multiple element arrangements and the impact it may have on our financial position, results of operations or cash flows.

Derivatives

We account for derivative instruments, consisting of foreign currency forward contracts, pursuant to the FASB guidance on accounting for derivative instruments and hedging activities.  This guidance requires us to measure derivative instruments at fair value and record them in our balance sheet as either an asset or a liability. We do not use derivative instruments for trading purposes. In fiscal 2011 and prior years, we have not designated these derivative contracts as hedge transactions and have not used hedge accounting. We manage foreign currency market risk using forward contracts to offset the risk associated with the effects of certain foreign currency exposures primarily related to non-functional currency intercompany loans and advances between our international subsidiaries as well as other balance sheet accounts, particularly accounts receivable, accounts payable and certain accrual accounts. Our foreign currency forward contracts are generally short-term in nature, maturing within 90 days or less. We revalue all contracts to their current market value at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. These gains and losses largely offset gains and losses recorded from the revaluation of our non-functional currency balance sheet exposures. We expect this to mitigate some foreign currency transaction gains or losses in future periods. Our net realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature.

We record our foreign currency forward contracts on our Condensed Consolidated Balance Sheets as either prepaid expenses and other current assets or other current liabilities depending on whether the net fair value of such contracts is a net asset or net liability, respectively. All gains and losses from foreign currency forward contracts have been included in general and administrative expense in our Condensed Consolidated Statements of Operations.  Cash flows related to our foreign currency forward contracts are included in cash flows from operating activities in our Condensed Consolidated Statements of Cash Flows.  See Note 9, Fair Value Measurements, for more detail. We have recorded the following net fair values of our foreign currency forward contracts and the related net realized and unrealized gains and losses as of and for the periods indicated (in thousands):

	Net Asset		Net Liability
	Prepaid Expenses and Other Current Assets		Other Current Liabilities
	November 30,	May 31,	November 30,	May 31,
	2010	2010	2010	2010
Fair values of derivatives not designated as hedging instruments:
Foreign currency forward contracts	$3,498	$6,527	$—	$—

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Gain (loss) recognized for derivatives not designated as hedging instruments:
Foreign currency forward contracts	$1,518	$(1,601)	$(243)	$(5,866)

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash equivalents, marketable securities, trade accounts receivable and accounts payable and foreign currency forward contracts for which the current carrying amounts approximate fair values, primarily due to their short periods to maturity. Our long-term debt is carried at its face value, net of applicable debt discount.  The estimated fair value of our 2.5% senior convertible notes, including current maturities, was $243.6 million as of November 30, 2010, based on quoted market prices. The remainder of our long-term debt has fair values that are not materially different from their aggregate carrying values of $3.6 million.

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

Following is a rollforward of our warranty reserve (in thousands):

Balance, May 31, 2010	$8,494
Provision	1,824
Write-offs	(938)
Currency translation effect	137
Balance, November 30, 2010	$9,517

3. Restructuring

We recorded a restructuring accrual reversal of approximately $1.5 million for the six months ended November 30, 2010, compared to a restructuring charge of $4.8 million for the six months ended November 30, 2009. The following table sets forth the reserve activity related to our restructuring plans for the six months ended November 30, 2010. The remaining reserve balances for severance and related benefits and exited leased facilities are included in accrued compensation and benefits and other current liabilities, respectively, in our Condensed Consolidated Balance Sheets as of November 30, 2010 and May 31, 2010 (in thousands):

	Restructuring Actions
		Fiscal	Fiscal	Fiscal
	Total	2010	2009	2006
Balance, May 31, 2010	$14,774	$8,137	$3,722	$2,915
Cash payments	(6,782)	(4,884)	(1,333)	(565)
Adjustments to provision	(1,453)	(681)	(772)	—
Adjustments to provision - goodwill	(307)	—	—	(307)
Currency translation effect	943	515	258	170
Balance, November 30, 2010	$7,175	$3,087	$1,875	$2,213

Fiscal 2010 Restructurings

Fiscal 2010 Q2.  On September 30, 2009, we approved a plan to further restructure our workforce. Under this plan, we reduced our workforce by approximately 65 employees.  The majority of the reductions occurred within our consulting practice in our EMEA region.  These actions were undertaken as a further refinement of our vertical organization, including a resizing of our services business to leverage our partner channels, and in light of demand for our consulting and implementation services in EMEA at that time. The majority of the actions related to this plan were completed by the end of the second quarter of fiscal 2010.  The restructuring action resulted in pre-tax charges of $4.6 million for severance pay and related benefits which we recorded in the second quarter of fiscal 2010.  Substantially all of this amount will result in future cash expenditures. We expect that the majority of the remaining severance and related benefits will be paid by the third quarter of fiscal 2011.

Fiscal 2010 Q4.  On May 27, 2010, we approved and began implementing a plan to restructure our workforce including the elimination of approximately 150 employees. The workforce reduction relates primarily to our M3 operations in Europe, the U.S. and Manila.  Departures of affected personnel were substantially complete by the end of the first quarter of fiscal 2011.  In connection with these actions we recorded pre-tax charges of $7.1 million in the fourth quarter of fiscal 2010 for severance pay and related benefits; substantially all of which will result in future cash expenditures.  We expect that the majority of the remaining severance and related benefits will be paid by the first quarter of fiscal 2012.

In relation to the fiscal 2010 restructuring actions, we made cash payments of approximately $4.9 million for severance pay and related benefits during the first six months of fiscal 2011.  In addition, we recorded a $0.7 million reduction related to the fourth quarter of fiscal 2010 accrual, primarily as a result of an increase in accruals for severed employees of $0.5 million offset by a $1.2 million reduction related to a decrease in the number of affected employees.  As of November 30, 2010, we had an accrual of $3.1 million for severance and related benefits.

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

Fiscal 2009 Q4.  On May 18, 2009, we initiated a plan to restructure our workforce in preparation for the fiscal 2010 vertical realignment of our organization. The restructuring involved the reduction of our workforce by approximately 150 employees and the consolidation of space in certain of our leased facilities. Actions related to this plan were completed by the end of our third quarter of fiscal 2010. The plan resulted in pre-tax charges of approximately $5.3 million for severance and related benefits and the consolidation of leased facilities resulted in pre-tax charges of approximately $3.8 million which we recorded in the fourth quarter of fiscal 2009. We expect the majority of the severance and related benefits to continue through the third quarter of fiscal 2011 while the leased facilities costs will be paid through December 2011.

In relation to the fiscal 2009 restructuring actions, we made cash payments of $0.4 million relating to severance and related benefits and $0.9 million related to the exited facilities during the first six months of fiscal 2011.  In addition, we recorded adjustments to the accruals of approximately $0.5 million for a reduction in expenses accrued related to exited leased facilities when the lessor agreed to reduce the period of the lease and $0.3 million relating to severance and related benefits.  As of November 30, 2010, we had an accrual of $1.9 million: $0.1 million for severance and related benefits and $1.8 million for the estimated fair value of our liability for the exited facilities.

Fiscal 2006 Restructuring

On April 26, 2006, in conjunction with our business combination with Intentia International AB (Intentia), we approved a plan designed to eliminate employee redundancies in both Intentia and Legacy Lawson.  These actions included the reduction of approximately 185 employees and the exit of or reduction in leased space.  In the first six months of fiscal 2011 we made cash payments of $0.6 million related to exited facilities. In the first quarter of fiscal 2011, we made adjustments to reduce lease exit costs of approximately $0.3 million for changes in estimates relating to the original lease restructuring plan when the lessor agreed to reduce the period of the lease.  This adjustment resulted in a reduction to acquired goodwill. The remaining accrual as of November 30, 2010, was $2.2 million for the exit of or reduction in leased space. We expect cash payments related to exited facilities or reduced space to continue through June 2012.  There were no such costs incurred in the second quarter of fiscal 2011.

As a result of our restructuring plans and the realignment of our workforce, we have experienced cost savings from the lower facility expenses and reduced headcount and we expect these savings to continue.

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

The following unaudited pro forma financial information is based on historical financial information of Lawson and Healthvision, giving effect to the acquisition as if it had occurred at the beginning of fiscal 2010 and applying certain assumptions and pro forma adjustments. These pro forma adjustments primarily relate to the amortization of acquired intangibles, recognition of deferred revenues, interest income, interest expense and the estimated impact on our income tax provision.  We believe that the assumptions used and the adjustments made are reasonable given the information available to us as of the date of this Form 10-Q.  This pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition occurred at such earlier times or of the results that may be achieved in the future.   In addition, these pro forma financial statements do not reflect the realization of any cost savings that we may achieve from operating efficiencies, synergies or other restructuring activities that may result from the acquisition.

The following table summarizes the unaudited pro forma financial information of the combined Lawson and Healthvision as if the acquisition closed at the beginning of fiscal 2010 (in thousands, except per share data):

	Three Months Ended November 30, 2009	Six Months Ended November 30, 2009
Total revenues	$199,586	$382,893
Net income	$4,229	$11,374
Net income per share - basic	$0.03	$0.07
Net income per share - diluted	$0.03	$0.07

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

The following table presents share-based compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Cost of revenues	$865	$1,236	$2,068	$1,800
Research and development	479	52	1,034	182
Sales and marketing	483	2,029	1,750	2,850
General and administrative	2,353	1,116	4,278	2,168
Stock-based compensation expense, before income tax	4,180	4,433	9,130	7,000
Income tax benefit	(1,601)	(1,707)	(3,497)	(2,695)
Stock-based compensation expense, net of tax	$2,579	$2,726	$5,633	$4,305

As of November 30, 2010, we had the following unrecognized share-based compensation which we expect to recognize over the weighted average periods indicated (in thousands):

	Outstanding Stock Options	Restricted Stock Awards
Unrecognized compensation expense	$10,476	$22,584
Recognition period	1.48 years	2.01 years

6. Trade Accounts Receivable

The components of our trade accounts receivable were as follows (in thousands):

	November 30,	May 31,
	2010	2010
Trade accounts receivable	$101,283	$107,204
Unbilled accounts receivable	11,004	14,259
Less: allowance for doubtful accounts	(3,092)	(3,487)
Trade accounts receivable, net	$109,195	$117,976

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to our customers because the amounts were earned but not contractually billable as of the balance sheet date.

7. Goodwill and Intangible Assets

The change in the carrying amount of our goodwill by reportable segment for the six months ended November 30, 2010, was as follows (in thousands):

	S3 Industries	M3 Industries	Total
Balance, May 31, 2010 (1)	$407,909	$117,667	$525,576
Goodwill adjustments	538	(81)	457
Currency translation effect	27,127	9,329	36,456
Balance, November 30, 2010	$435,574	$126,915	$562,489

(1)          Reflects the reporting segment structure effective beginning in the first quarter of fiscal 2011. In fiscal 2010 we operated under three segments before we refined our organizational structure.  See Note 15, Segment and Geographic Information.

We recorded an adjustment of approximately $0.5 million to increase goodwill during the first six months of fiscal 2011. In the second quarter of fiscal 2011 we recorded adjustments to correct the amount of certain assets acquired and liabilities assumed related to our acquisition of Healthvision. The adjustments included a decrease in trade accounts receivable of approximately $0.7 million and a $0.1 million increase in deferred revenue, with a corresponding offset of $0.8 million increase in goodwill.  These increases were somewhat offset by a first quarter adjustment reducing goodwill by $0.3 million which pertained to changes in estimates relating to our fiscal 2006 lease restructuring plan.  See Note 3, Restructuring.

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

During the first quarter of fiscal 2011, with a revision of our vertical organizational structure, we determined that we now operate under two reportable segments: S3 Industries and M3 Industries.  We consolidated our General Industries reportable segment and redistributed responsibility for management of the vertical markets that were part of this segment into our S3 Industries and M3 Industries segments.  See Note 15, Segment and Geographic Information, for additional information regarding our reportable segments. These two reporting segments are also representative of our reporting units for purposes of our goodwill impairment testing.  Prior to this restructuring of our business, we had four reporting units.  Upon this change in the number of our reporting units to two, effective June 1, 2010, we reallocated our goodwill to each of these reporting units based upon their fair values and we performed a step one goodwill impairment test.

For purposes of allocating our recorded goodwill to our reporting units, we estimated their fair values using a combination of an income approach (discounted cash flow method) and a market approach (market comparable method).  Based on the results of the first step of our impairment test, the fair value exceeded the carrying value of the net assets for each of our reporting units.  As of June 1, 2010, the calculated fair values of our S3 Industries and M3 Industries reporting units substantially exceeded their carrying values by approximately 150.5% and 70.6%, respectively.  Accordingly, there was no impairment of our goodwill and neither of our reporting units was at risk of impairment as of June 1, 2010.  We have no accumulated impairment charges related to our goodwill.

Intangible assets subject to amortization were as follows (in thousands):

	November 30, 2010			May 31, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Estimated
	Amounts	Amortization	Net	Amounts	Amortization	Net	Useful Lives
Maintenance contracts	$22,940	$20,061	$2,879	$22,940	$19,343	$3,597	Term
Technology	142,356	68,589	73,767	141,646	59,284	82,362	3-10 years
Client lists	10,268	9,502	766	10,144	8,870	1,274	4-10 years
Customer relationships	100,036	33,968	66,068	95,866	27,339	68,527	12-15 years
Trademarks	9,390	5,745	3,645	8,945	5,141	3,804	2 years
Non-compete agreements	3,866	3,749	117	3,494	3,393	101	5 years
	$288,856	$141,614	$147,242	$283,035	$123,370	$159,665

We amortize our intangible assets using underlying cash flow projections and accelerated and straight-line methods which approximate the proportion of future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset. The balances reflected in the above table as of November 30, 2010, include the intangible assets acquired in our acquisition of Healthvision and applicable accumulated amortization.  See Note 4, Business Combination.  Net intangible assets increased from May 31, 2010 to November 30, 2010 by approximately $2.7 million due to the effect of currency translation.

Amortization expense is reported as a component of cost of revenues and as amortization of acquired intangibles in our Condensed Consolidated Statements of Operations.  The following table presents amortization expense for intangible assets recognized in our Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Amortization expense	$7,543	$4,977	$15,002	$9,923

We review our intangible assets for potential impairment whenever events or changes in circumstances indicate that their remaining carrying value may not be recoverable pursuant to the FASB guidance on accounting for the impairment or disposal of long-lived assets.

The estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

2011 (remaining 6 months)	$14,889
2012	26,075
2013	22,580
2014	18,616
2015	22,197
Thereafter	42,885
$147,242

8. Deferred Revenue

The components of deferred revenue were as follows (in thousands):

	November 30,	May 31,
	2010	2010

License fees	$36,904	$39,221
Maintenance services	148,132	275,237
Consulting	19,767	13,702
Total deferred revenue	204,803	328,160
Less current portion	(197,960)	(319,797)
Deferred revenue - non-current	$6,843	$8,363

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our renewal dates occur in the third and fourth quarters of our fiscal year with revenues being recognized ratably over the applicable service periods.  In addition, our conversion rate, or the rate at which revenue related to license transactions is recorded as revenue, was relatively higher contributing to the decrease in deferred license fees revenues.  These decreases were somewhat offset by an increase in deferred consulting revenues, primarily related to large consulting projects in both our S3 and M3 Industries segments that were deferred in the first half of fiscal 2011 in accordance with various contract specifications and are expected to be recognized primarily over the remainder of fiscal 2011 as the services are provided.

9. Fair Value Measurements

We adopted the FASB guidance for financial assets and liabilities and nonfinancial assets and liabilities that are recognized at fair value on a recurring basis in fiscal 2009.  We adopted this guidance for non-financial assets and liabilities that are recognized at fair value on a nonrecurring basis in fiscal 2010.  This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Fair value is defined as an “exit price” which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or a liability. The above mentioned guidance also requires the use of valuation techniques to measure fair values that maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions and inputs, the guidance establishes a fair value hierarchy which identifies and prioritizes three levels of inputs to be used in measuring fair value.

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

We measure certain financial assets and liabilities at fair value including our cash equivalents, available-for-sale equity securities and foreign currency forward contracts.  The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis as of November 30, 2010 and May 31, 2010 (in thousands):

	November 30, 2010
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$—	$127,999	$—	$127,999
Available-for-sale securities	3,618	—	—	3,618
Foreign currency forward contracts	—	4,050	—	4,050
Total	$3,618	$132,049	$—	$135,667

Liabilities
Foreign currency forward contracts	$—	$552	$—	$552
Total	$—	$552	$—	$552

	May 31, 2010
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$—	$198,445	$—	$198,445
Foreign currency forward contracts	—	6,974	—	6,974
Total	$—	$205,419	$—	$205,419

Liabilities
Foreign currency forward contracts	$—	$447	$—	$447
Total	$—	$447	$—	$447

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

Foreign currency forward contracts are valued based on observable market spot and forward rates as of our reporting date and are included in Level 2 inputs in the above table.  All contracts are at fair value and marked-to-market at the end of each reporting period with realized and unrealized gains and losses included in general and administrative expenses in our Condensed Consolidated Statements of Operations.

We have had no transfers of assets/liabilities into or out of Levels 1 and 2 during the first six months of fiscal 2011.

In addition to the financial assets and liabilities included in the above table, certain of our nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable U.S. GAAP.  This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized.  As of November 30, 2010, we had not recorded any impairment related to such assets and we had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

We elected not to apply the FASB guidance related to the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of November 30, 2010, our material financial assets and liabilities not carried at fair value include our trade accounts receivable and accounts payable, which are reported at their current carrying values and we believe this approximates their fair values.

10. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	November 30,	May 31,
	2010	2010
Senior convertible notes, interest at 2.5%	$240,000	$240,000
Debt discount	(13,005)	(17,535)
Car loans, interest at average rate of 1.5%	2,387	2,761
Capital lease obligations, interest at 3.0%	1,172	1,563
Total long-term debt	230,554	226,789
Less current maturities	(2,464)	(2,646)
Total long-term debt - non-current	$228,090	$224,143

In April 2007, we issued $240.0 million in aggregate principal amount of 2.5% senior convertible notes with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012. The notes bear interest at a rate of 2.5% per annum, which is payable semi-annually in arrears, on April 15 and October 15 of each year, beginning October 15, 2007. The notes do not contain any restrictive financial covenants.  The notes are convertible, at the holders’ option, into cash and, if applicable, shares of our common stock based on an initial conversion rate of approximately 83.23 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $12.02 per share (which reflects a 35.0% conversion premium based on the closing sale price of $8.90 per share of Lawson common stock as reported by NASDAQ on April 17, 2007).  In connection with the issuance of the notes, we entered into a registration rights agreement with the initial purchasers of the notes. On August 16, 2007, we filed the shelf registration statement, which became effective on that date. On October 19, 2009, all securities that remained unsold under the registration statement were deregistered as our contractual obligation to maintain the shelf registration terminated.  See Note 7, Long-Term Debt and Credit Facilities, in Notes to Consolidated Financial Statements in our Current Report on Form 8-K filed with the SEC on October 8, 2010.

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

Lehman Brothers was one of the original purchasers of our senior convertible notes. None of the net proceeds from the offering are on deposit with Lehman Brothers or any of its affiliates. In conjunction with the issuance of the notes, we also entered into a convertible note hedge transaction with Lehman OTC, an affiliate of Lehman Brothers. In a separate agreement, we entered into a warrant transaction with Lehman OTC.  Together, these transactions were designed to reduce the potential dilution resulting from the potential conversion of our senior convertible notes into shares of common stock and effectively increased the conversion price of the notes to $15.58 per share from the initial conversion price of $12.02 per share.  We paid $57.7 million ($35.7 million net of tax benefit) to acquire the call options and received $34.2 million as a result of the sale of the warrants.  The purchase of the call options was recorded as a reduction to stockholders’ equity and the sale of the warrants was recorded as an increase to stockholders’ equity in accordance with applicable FASB guidance.

The bankruptcy filing by Lehman OTC was an event of default under the hedge transaction and warrant agreements. As a result of that default, we exercised our rights to terminate both the hedge transaction and the warrant transaction on October 10, 2008. As a result of our termination of the hedge transaction, terms of the original transaction provided us the right to seek recovery from Lehman OTC equal to the termination-date fair value of the common stock option instrument we issued in connection with the hedge transaction. At the time of termination, the instrument ceased being a hedge instrument and was effectively replaced by our claim against Lehman OTC. Accordingly, for financial reporting purposes, we recorded the estimated fair value of the related hedge transaction asset and the warrant liability during the second quarter of fiscal 2009, resulting in a decrease in our stockholders’ equity equal to the net amount of the recorded asset and liability. As part of the convertible note hedge transaction, Lehman OTC agreed to have Lehman Holdings guarantee certain obligations of Lehman OTC. Based on the developments in the bankruptcy proceeding, we do not have a claim against Lehman Holdings for the guaranty agreed to by Lehman OTC.

On June 4, 2009, counsel for Lehman Holdings and Lehman OTC demanded payment from us of the termination-date fair value of the warrant, asserted that in the contracts we have waived the right to setoff against the amounts owed to us under the hedge transaction and claimed we violated the bankruptcy stay in asserting offset rights. We have refused payment and contend that the U.S. Bankruptcy Code gives us legal rights of offset in this dispute. Lehman OTC disagrees with our contention and claims that we waived our right of offset under the terms of the original transaction documents. As of the date of this filing we are continuing our discussions with representatives of Lehman OTC regarding the resolution of the offset issue as well as other issues surrounding the hedge transaction asset and the warrant liability, including their proper valuation. We continue to closely monitor the Lehman Holdings bankruptcy situation, the liquidation of Lehman Brothers, as well as the Lehman OTC bankruptcy and our legal rights under our contractual relationships with Lehman OTC and Lehman Brothers.

For financial reporting purposes, we estimated the fair value of the hedge transaction asset and the warrant liability using the Black-Scholes option pricing model and considered the credit risk of Lehman OTC. The fair value of these obligations recorded for financial reporting purposes may differ from the values ultimately determined in various legal proceedings, including actions of the U.S. bankruptcy court. If the ultimate settlement of either of these obligations differs from the recorded amounts, we will be required to recognize any related gain or loss in our results of operations in the period such settlement is known. As of November 30, 2010, our claim against Lehman OTC and Lehman OTC’s claim against us have not been settled.

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

We have an uncommitted credit facility that consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $4.3 million (30.0 million Swedish Krona). We had no borrowings outstanding under this line as of November 30, 2010.

11. Income Taxes

Our quarterly income tax expense is measured using an estimated annual effective tax rate for the period.  For the six months ended November 30, 2010, our estimated annual global effective tax rate was 29.6% after considering those entities for which no tax benefit from operating losses is expected to occur during the year as a result of such entities requiring a full valuation allowance against current year losses. We estimate our annual effective tax rate on a quarterly basis and make any necessary changes to adjust the rate for the applicable year-to-date period based upon the annual estimate. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income, changes in the jurisdictional mix of the forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities or impacts from enacted tax law changes.  We identify items which are unusual and non-recurring in nature and treat these as discrete events. The tax effect of discrete items is recorded entirely in the quarter in which the discrete event occurs.

Our income tax expense and overall effective tax rates were as follows for the periods indicated (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Income tax expense	$4,648	$6,493	$8,934	$15,258
Effective tax rate	28.0%	70.2%	29.2%	63.6%

The change in the effective tax rate for the three and six months ended November 30, 2010 compared to the similar periods last year was primarily due to the jurisdictional mix of operating income in the respective periods.  In fiscal 2011 we have been profitable in certain foreign jurisdictions, which has allowed us to utilize the benefit of net operating losses which are currently offset by valuation allowances, thereby reducing our effective rate as compared to last year when we incurred unbenefitted losses in certain jurisdictions.

The effective tax rate for the quarter ended November 30, 2010 was favorably impacted by 2.2 percentage points due to the jurisdictional mix of pre-tax income (loss) in both the actual quarterly amounts and the projected annual amounts that we utilized to calculate our income tax expense.  In addition, the rate was unfavorably impacted by 0.6 percentage points for interest on uncertain tax positions, 0.2 percentage points for additional uncertain tax positions in a foreign jurisdiction and 1.8 percentage points for income tax return to income tax provision true-ups.

We have recorded liabilities for unrecognized tax benefits related to uncertain tax positions, all of which would affect our earnings and effective tax rates, if recognized.  We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of our income tax expense. Unrecognized tax benefits and related accruals for the payment of interest for the periods presented were as follows (in thousands):

	November 30,	May 31,
	2010	2010
Unrecognized tax benefit	$8,454	$8,605
Accrued interest	$1,284	$1,140

The following table presents interest recognized related to these unrecognized tax benefits for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Accrued interest recognized	$102	$114	$208	$208

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

At May 31, 2010, we had valuation allowances totaling $74.7 million that were recorded against deferred tax assets at various legal entities. Based on our estimates of future profitability in some of these jurisdictions, we believe that a valuation allowance continues to be required based on the current level of uncertainty regarding our ability to realize some of our deferred tax assets.  We continue to monitor and weigh both positive and negative evidence related to our future ability to realize these assets.  If we determine that the evidence indicates that it is more likely than not that we will be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be recorded in the period when such determination is made.

On December 17, 2010 the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was signed. This law retroactively reinstated the federal R&D credit and the “look-through” rules relating to Subpart F income for fiscal year 2011. This law was enacted subsequent to November 30, 2010 and therefore no resulting tax benefit is reflected in our effective tax rate for the six months ended November 30, 2010. We estimate that these tax changes will reduce our full year effective tax rate by approximately 1.0 percentage points.  We will report the impact of these changes beginning in our income tax provision for the quarter ending February 28, 2011.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Basic net income per share computation:
Net income	$11,977	$2,754	$21,613	$8,731
Weighted average common shares - basic	163,460	161,402	163,026	161,256
Basic net income per share	$0.07	$0.02	$0.13	$0.05

Diluted net income per share computation:

Net income	$11,977	$2,754	$21,613	$8,731
Diluted weighted average shares calculation:
Weighted average common shares	163,460	161,402	163,026	161,256
Net dilutive effect of:
Stock options	2,538	2,191	2,454	1,951
Restricted stock awards	1,889	1,555	2,063	1,412
ESPP shares	15	16	15	16
Weighted average common shares - diluted	167,902	165,164	167,558	164,635
Diluted net income per share	$0.07	$0.02	$0.13	$0.05

Potentially dilutive shares of common stock related to share-based awards and warrants are excluded from the diluted net income per share computations when their exercise prices are greater than the average market price of our common stock during the applicable periods as their inclusion would be anti-dilutive.  The following table sets forth potentially dilutive weighted average shares, which were excluded from our computation of diluted net income per share because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Stock options	3,926	7,316	3,692	6,768
Restricted stock units	—	15	—	130
Total potentially dilutive shares	3,926	7,331	3,692	6,898

13. Comprehensive Income

The following table summarizes the components of other comprehensive income (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Net income	$11,977	$2,754	$21,613	$8,731
Unrealized gain (loss) on investments (1)	612	—	612	(1)
Pension unrealized actuarial gain	(20)	312	(1,469)	281
Foreign currency translation adjustment	22,738	19,462	45,619	35,473
Other comprehensive income	23,330	19,774	44,762	35,753
Comprehensive income	$35,307	$22,528	$66,375	$44,484

(1)           The unrealized gain (loss) on investments in the above table is net of taxes (tax benefits) of less than $1 for all periods presented.

Total accumulated other comprehensive income and its components for the periods presented were as follows (in thousands):

	November 30,	May 31,
	2010	2010
Foreign currency translation adjustment	$52,169	$6,550
Pension unrealized actuarial gain	955	2,424
Unrealized gain on investments	612	—
Accumulated other comprehensive income	$53,736	$8,974

On April 2, 2010, our Benefits Committee approved a plan to modify our defined benefit pension plan in Norway (the Plan) such that beginning on June 1, 2010, active participants in the Plan no longer accumulated benefits for their services. Assets equivalent to the accumulated benefits of all active participants in the Plan were transferred to a newly-established defined contribution plan in the first quarter of fiscal 2011. All retired participants will continue to receive benefits under the Plan. The modification of the Plan resulted in a curtailment of benefits in the fourth quarter of fiscal 2010 when the modifications were approved.  Accordingly, we recorded a curtailment gain of approximately $1.8 million in the fourth quarter of fiscal 2010 related to the change in all active participants’ projected benefit obligations resulting from the curtailment. This gain was reflected in general and administrative expenses in our fiscal 2010 Consolidated Statements of Operations. In addition, the modification of the Plan and transfer of the participants’ assets to their defined contribution accounts led to a settlement of active participants’ projected benefit obligations in the first quarter of fiscal 2011. We recorded an additional gain of approximately $1.9 million in the first quarter of fiscal 2011, including $0.9 million that should have been recorded in fiscal 2010 (see Note 1, Nature of Business and Basis of Presentation — Results of Operations), which is reflected in our results of operations for the first six months of fiscal 2011 in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

14. Commitments and Contingencies

Legal

Patent Infringement Lawsuit by ePlus. On May 19, 2009, ePlus, Inc. filed a lawsuit in the United States District Court for the Eastern District of Virginia against Lawson Software, Inc., Perfect Commerce, Inc., SciQuest, Inc. and Verian Technologies, Inc.  The other three defendants subsequently entered into separate confidential settlements and the court dismissed their parts of the lawsuit. The May 2009 complaint alleges that Lawson’s supply chain products infringe three U.S. patents owned by ePlus.  In that complaint, ePlus sought damages in an undisclosed amount, enhancement of those damages, an attorneys’ fee award and an injunction against further infringement.  In May 2010, ePlus quantified its damages claim based on an alleged 5.0% to 6.0% royalty on all license, maintenance and services revenues in the United States since November 2003 for a wide range of Lawson’s supply chain products as well as service-related revenues.  Those alleged royalty damages totaled $28.0 to $33.0 million or more, and all or part of that award could have been increased up to treble damages by the court, at its discretion, if ePlus proved willful infringement by Lawson.  However, on September 9, 2010, the court issued an order precluding ePlus from seeking damages at trial.  At the trial, which started on January 4, 2011, if ePlus proves infringement and the patents are not invalidated, ePlus can seek only post-trial relief such as an injunction during the remaining life of the patents.  If ePlus proves infringement, the court also has discretion to require Lawson to reimburse ePlus for its legal fees and costs if it finds the case to be exceptional.  We are vigorously defending this case because we believe we have meritorious defenses, including non-infringement and patent invalidity.  If we are not successful in obtaining resolution during the trial, at the conclusion of the trial the jury will decide whether or not ePlus has proved that Lawson has infringed, and whether or not Lawson has proved that the patents are invalid.  If the jury finds that Lawson failed to prove invalidity of the patents, and if the jury finds that ePlus has proved infringement, then the court will determine whether ePlus has shown a right to post-trial relief such as an injunction.  Given the inherent unpredictability of litigation and jury trials, as well as the right of either party to appeal an unfavorable decision, we cannot at this time estimate the possible outcome of this lawsuit. Because patent litigation is time consuming and costly to defend, we will continue to incur significant costs defending this case. In addition, in the event of an unfavorable outcome in this matter, it could have a material adverse effect on our future results of operations or cash flows.  If ePlus prevails in this lawsuit, we could by agreement or otherwise be required to pay a royalty to ePlus on the sale of certain products and services in the future, and if we could not reach agreement with ePlus on the amount or scope of that royalty, we would have to either stop the sale of those products and services or make modifications to avoid infringement and there is no assurance that those modifications will be readily possible.

Patent Infringement Lawsuit by JuxtaComm.  On January 21, 2010, JuxtaComm-Texas Software, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas against Lawson Software, Inc., Lawson Software Americas, Inc. and 20 other defendants.  One of the defendants, Seco Tools, Inc. is a Lawson customer.  Under the terms of our customer license agreement, we have agreed to defend and indemnify Seco Tools in this lawsuit.  The complaint alleges that Lawson and the other defendants infringe United States Patent No. 6,195,662 entitled “System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems.”  JuxtaComm seeks damages in an undisclosed amount, enhancement of those damages, an attorneys’ fee award and an injunction against further infringement.  On April 22, 2010, JuxtaComm filed an amended complaint, naming Lawson ProcessFlow Integrator and Lawson System Foundation, as well as any products and/or services in the Lawson S3 and Lawson M3 product lines, as allegedly infringing.  We are vigorously defending this case.  Given the inherent unpredictability of litigation and jury trials, we cannot at this time estimate the possible outcome of this lawsuit. Because patent litigation is time consuming and costly to defend, we could incur significant costs defending this case. In addition, in the event of an unfavorable outcome in this matter, it could have a material adverse effect on our future results of operations or cash flows.

Patent Infringement Lawsuit by Aloft Media.  On May 14, 2010, Aloft Media, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas against Lawson Software, Inc., Lawson Software Americas, Inc. and 12 other defendants.  The complaint alleges that Lawson’s Planning Workbench for Food and Beverage software product, and possibly other software products, infringe United States Patent Nos. 7,593,910 and 7,596,538, which are each entitled “Decision-Making System, Method and Computer Program Product.”  Aloft Media sought, in undisclosed amounts, damages, costs, expenses, interest and royalties. On November 20, 2010, Lawson and Aloft Media reached a settlement with respect to this lawsuit and for certain releases and licenses.  On November 30, 2010, the Court dismissed all parties’ claims with prejudice.  The settlement of this lawsuit did not have a material impact on our financial position, results of operations or cash flows.

Class Action Overtime Lawsuit.  On May 20, 2008, a putative class action lawsuit was filed against us in the United States District Court for the Southern District of New York on behalf of current and former business, systems, and technical consultants. The suit, Cruz, et. al., v. Lawson Software, Inc. et. al., alleged that we failed to pay overtime wages pursuant to the Fair Labor Standards Act (FLSA) and state law, and alleged violations of state record-keeping requirements. The suit also alleged certain violations of ERISA and unjust enrichment. Relief sought includes back wages, corresponding 401(k) plan credits, liquidated damages, penalties, interest and attorneys’ fees. We successfully moved the case from the United States District Court for the Southern District of New York to the District of Minnesota. The Minnesota Federal District Court conditionally certified the case under the FLSA as a collective action and granted our motion to dismiss the two ERISA counts and the state wage and hour claims.  Plaintiffs moved for Rule 23 class certification but the Court denied their motion.  At the present time, the size of the class is limited to the 68 consultants who elected to participate in the lawsuit by filing opt-in forms.  The overtime period at issue is two years, which would be increased to three years if the plaintiffs proved that the Company intentionally violated the applicable wage and hour laws.  The plaintiffs’ damages expert claims total aggregate damages of $10.3 million for a two year period for the 68 consultants and an additional $2.9 million in aggregate damages if the overtime period is three years.  Given the inherent unpredictability of litigation and jury trials, we cannot at this time estimate the possible outcome of this lawsuit.  On June 30, 2010, Lawson filed a motion to de-certify the FLSA collective action, which, if granted, would limit the action to the five named plaintiffs.  On September 15, 2010, we filed a motion for summary judgment asking for dismissal of remaining class members based on their performance of exempt duties and/or making more than $100,000 per year.  The court heard both of these motions on November 12, 2010, and we are waiting to receive a decision which is expected during the early part of 2011.  If the court does not grant that dismissal, we have alternatively requested that the limitation period be two years instead of three.  In the event of an unfavorable outcome in this matter, it could have a material adverse effect on our future results of operations or cash flows.

Intentia Premerger Claims Reserve.  We have accumulated information regarding Intentia customer claims and disputes that arose before our acquisition of Intentia in April 2006. The initial purchase accounting accrual for these claims and disputes was recorded in fiscal 2006.  The accrual has been adjusted since that time to reflect current estimates of the applicable reserve requirements and to record resolution and/or settlement of certain claims.  In the second quarter of fiscal 2011, the remaining reserve was consumed through a combination of cash payments, accounts receivable write-offs and free services and adjusted to bring the balance to zero as of November 30, 2010.  The final adjustment to this reserve resulted in an accrual reversal of approximately $0.6 million which is included in general and administrative expenses in our Condensed Consolidated Statement of Operations for the second quarter of fiscal 2011.  We expense our defense costs during the period incurred.  Any future accruals for these claims and disputes or any settlement costs or judgments will be expensed in the period incurred. We do not expect such future expense will be material to our future results of operations or cash flows.

Pending Audit of Lawson/IBM Reseller Agreement.  We have resold a variety of IBM software products since September 2005, including certain IBM products that we sell together with Lawson’s Process Flow Integrator (PFI) and other products.  During 2010, IBM retained an outside audit firm to review Lawson’s product sales and the payment of royalties to IBM under their agreement with respect to the PFI sales. IBM’s outside audit firm has provided us with draft results of the audit which allege that Lawson may owe IBM up to $12.5 million in additional royalties.  We vigorously contend that our agreement with IBM does not require additional royalties and that IBM’s outside audit firm has incorrectly evaluated the terms of the agreement.  We have communicated our concerns to the outside audit firm and IBM.  IBM has not completed its review of the draft audit, and to date, it has neither requested additional royalties from us nor stated to Lawson that it disagrees with our position on the agreement.  We are working with IBM to resolve the questions raised by the outside audit.

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

Indemnification Guarantee Agreements and Employment Agreements

In the normal course of business, we license our software products to customers under end-user license agreements and to certain resellers or other business partners under business partner agreements. We also enter into services agreements with customers for the implementation of our software. We may subcontract these services to our business partners.  These agreements generally include certain provisions for indemnifying our customer or business partner against losses, expenses and liabilities from damages that may be awarded against them if our software, or the third-party-owned software we resell, is found to infringe a patent, copyright, trademark or other proprietary right of a third-party. We have also entered into various employment agreements with certain executives and other employees, which provide for severance payments subject to certain conditions and events.  We believe our exposure under these various indemnification and employment agreements is minimal and accordingly, we have not accrued any liabilities related to these agreements as of November 30, 2010.

We have arrangements with certain of our customers whereby we guarantee the products and services purchased will operate materially and substantially as described in the documentation that we provided.  If necessary, we provide for the estimated cost of product and service warranties based on specific warranty claims and claim history.

See Note 13, Commitments and Contingencies, in Notes to Consolidated Financial Statements in our Current Report on Form 8-K filed with the SEC on October 8, 2010, for additional detail regarding these various agreements.

15. Segment and Geographic Information

We are a global provider of enterprise software, support and services.  We target customers in specific industries as well as the horizontal market for our human capital management product line. We serve customers in the Americas, EMEA and APAC geographic regions.  We determine our reportable operating segments in accordance with the provisions in the FASB guidance on segment reporting, which establishes standards for, and requires disclosure of, certain financial information related to our operating segments and geographic regions.  Factors used to identify our reportable operating segment(s) include the financial information regularly utilized for evaluation by our chief operating decision-maker (CODM) in making decisions about how to allocate resources and in assessing our performance.  We have determined that our CODM, as defined by this segment reporting guidance, is our Chief Executive Officer (CEO).

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

With our fiscal 2010 strategic realignment, we were operationally aligned by industry vertical and our management structure and financial reporting of our operations followed this vertical structure.  Based on our organizational structure and related internal financial reporting structure, we determined that we had three reportable segments in fiscal 2010 that aligned with our three industries groups: S3 Strategic Industries, M3 Strategic Industries and General Industries.

We have continued to evaluate our vertical organizational structure and have reorganized certain management and reporting responsibilities effective June 1, 2010; consolidating our General Industries reportable segment and redistributing responsibility for management of the vertical markets that were part of this segment into our S3 Industries and M3 Industries segments.  We believe the consolidation of our General Industries segment will help us drive more efficiencies and better manage our operations.  Commensurate with this organizational change, we revised our segment reporting such that we report operating results for two reportable segments beginning in the first quarter of fiscal 2011: S3 Industries and M3 Industries. Prior periods’ segment information has been retrospectively adjusted to reflect this two segment structure.

Our S3 Industries and M3 Industries segments generally align with our Lawson S3 Enterprise Management System and Lawson M3 Enterprise Management System product lines, respectively.  Our S3 Industries and M3 Industries segments include key vertical industry markets and related services and support for each of our S3 and M3 product lines, respectively.  The S3 Industries segment targets customers in the healthcare, services and public sector industries. The M3 Industries segment targets customers in the equipment service management & rental, manufacturing & distribution and consumer products industries as well as our APAC business unit.  Our consumer products vertical includes our food & beverage and fashion customers.

Within our organization, multiple sets of information are available reflecting various views of our operations including vertical, geographic and/or functional information.  However, the financial information provided to and used by our CODM to assist in making operational decisions, allocating resources and assessing our performance reflects revenues, cost of revenues, direct operating expenses and the allocation of certain other shared-services and the resulting operating income of our S3 Industries segment and M3 Industries segment.

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

Segment operating income includes segment revenues net of costs of applicable license fees and other direct costs that represent those cost of resources dedicated to the business units within each industries group. Each segment is also allocated a certain portion of other non-dedicated resources that support our entire organization or other corporate shared-services. These allocated expenses relate to our functional areas or competency centers including: global sales operations, marketing, product development and product management, and general and administrative functions: executive management, finance, human resources, legal, facilities and information technology services.  The resulting segment operating income is the financial measure by which each segment and management’s performance is measured.  There are certain other costs including share-based compensation, acquisition related transaction/integration costs and pre-merger claims reserve adjustments, among others, which are excluded from segment operating income and are included in other unallocated expenses in the table below.  In addition, restructuring charges and amortization of acquired intangibles are not allocated to our reportable segments. We do not have any intercompany revenue recorded between our reportable segments. The accounting policies for all of our reportable segments are the same as those used in our consolidated financial statements as detailed in Note 2, Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in our Current Report on Form 8-K filed with the SEC on October 8, 2010.

The following table presents financial information for our reportable segments for the periods indicated (in thousands):

	S3	M3
Three Months Ended:	Industries	Industries	Total

November 30, 2010

Segment revenues:
License fees	$15,104	$11,258	$26,362
Maintenance services	65,810	31,685	97,495
Software revenues	80,914	42,943	123,857
Consulting	23,720	39,885	63,605
Total segment revenues	104,634	82,828	187,462

Segment cost of revenues	31,926	41,144	73,070
Segment gross profit	72,708	41,684	114,392
Segment gross margin	69.5%	50.3%

Direct operating expenses	20,785	16,611	37,396
Allocated expenses	27,039	18,909	45,948
Segment operating income	$24,884	$6,164	31,048
Segment operating margin	23.8%	7.4%

Unallocated expenses:
Other unallocated expenses			8,317
Restructuring			(518)
Amortization of acquired intangibles			2,777
Total unallocated expenses			10,576
Consolidated - operating income			20,472
Other income (expense), net			(3,847)

Consolidated - income before income taxes			$16,625

November 30, 2009

Segment revenues:
License fees	$12,013	$16,358	$28,371
Maintenance services	56,587	28,565	85,152
Software revenues	68,600	44,923	113,523
Consulting	24,549	46,350	70,899
Total segment revenues	93,149	91,273	184,422

Segment cost of revenues	27,471	50,192	77,663
Segment gross profit	65,678	41,081	106,759
Segment gross margin	70.5%	45.0%

Direct operating expenses	15,325	19,944	35,269
Allocated expenses	27,181	17,703	44,884
Segment operating income	$23,172	$3,434	26,606
Segment operating margin	24.9%	3.8%

Unallocated expenses:
Other unallocated expenses			6,804
Restructuring			4,676
Amortization of acquired intangibles			1,945
Total unallocated expenses			13,425
Consolidated - operating income			13,181
Other income (expense), net			(3,934)

Consolidated - income before income taxes			$9,247

	S3	M3
Six Months Ended:	Industries	Industries	Total

November 30, 2010

Segment revenues:
License fees	$28,590	$22,280	$50,870
Maintenance services	130,819	61,326	192,145
Software revenues	159,409	83,606	243,015
Consulting	47,929	71,178	119,107
Total segment revenues	207,338	154,784	362,122

Segment cost of revenues	63,537	77,923	141,460
Segment gross profit	143,801	76,861	220,662
Segment gross margin	69.4%	49.7%

Direct operating expenses	40,714	32,204	72,918
Allocated expenses	52,966	36,422	89,388
Segment operating income	$50,121	$8,235	58,356
Segment operating margin	24.2%	5.3%

Unallocated expenses:
Other unallocated expenses			16,111
Restructuring			(1,453)
Amortization of acquired intangibles			5,483
Total unallocated expenses			20,141
Consolidated - operating income			38,215
Other income (expense), net			(7,668)

Consolidated - income before income taxes			$30,547

November 30, 2009

Segment revenues:
License fees	$26,676	$27,630	$54,306
Maintenance services	113,218	57,364	170,582
Software revenues	139,894	84,994	224,888
Consulting	49,001	79,525	128,526
Total segment revenues	188,895	164,519	353,414

Segment cost of revenues	54,409	91,622	146,031
Segment gross profit	134,486	72,897	207,383
Segment gross margin	71.2%	44.3%

Direct operating expenses	31,245	37,251	68,496
Allocated expenses	52,170	33,958	86,128
Segment operating income	$51,071	$1,688	52,759
Segment operating margin	27.0%	1.0%

Unallocated expenses:
Other unallocated expenses			12,438
Restructuring			4,751
Amortization of acquired intangibles			3,825
Total unallocated expenses			21,014
Consolidated - operating income			31,745
Other income (expense), net			(7,756)

Consolidated - income before income taxes			$23,989

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

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated (in thousands):

	Geographic Region
Three Months Ended:	Americas	APAC	EMEA	Total
November 30, 2010
License fees	$16,364	$1,935	$8,063	$26,362
Maintenance services	67,551	3,613	26,331	97,495
Software revenues	83,915	5,548	34,394	123,857
Consulting	31,378	4,804	27,423	63,605
Total revenues	$115,293	$10,352	$61,817	$187,462

November 30, 2009
License fees	$15,797	$1,784	$10,790	$28,371
Maintenance services	58,196	2,417	24,539	85,152
Software revenues	73,993	4,201	35,329	113,523
Consulting	33,681	3,790	33,428	70,899
Total revenues	$107,674	$7,991	$68,757	$184,422

	Geographic Region
Six Months Ended:	Americas	APAC	EMEA	Total
November 30, 2010
License fees	$32,129	$5,154	$13,587	$50,870
Maintenance services	134,235	7,266	50,644	192,145
Software revenues	166,364	12,420	64,231	243,015
Consulting	62,194	9,198	47,715	119,107
Total revenues	$228,558	$21,618	$111,946	$362,122

November 30, 2009
License fees	$32,915	$3,440	$17,951	$54,306
Maintenance services	116,692	4,789	49,101	170,582
Software revenues	149,607	8,229	67,052	224,888
Consulting	64,185	7,196	57,145	128,526
Total revenues	$213,792	$15,425	$124,197	$353,414

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region (in thousands):

	Geographic Region
	Americas	APAC	EMEA	Total
November 30, 2010	$40,106	$3,074	$9,458	$52,638
May 31, 2010	$41,925	$3,524	$9,222	$54,671

The following table sets forth our revenues and long-lived tangible assets by country for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	November 30,		November 30,
Revenues (1)	2010	2009	2010	2009
United States	$108,055	$106,167	$214,708	$210,127
Sweden	15,830	20,020	28,026	34,128
All other countries (2)	63,577	58,235	119,388	109,159
Total revenues	$187,462	$184,422	$362,122	$353,414

	November 30,	May 31,
Long-Lived Tangible Assets	2010	2010
United States	$39,788	$41,683
Sweden	5,800	5,686
All other countries (2)	7,050	7,302
Total long-lived tangible assets	$52,638	$54,671

(1)                                  Revenues attributable to the U.S., our country of domicile, and other foreign countries are based on the country in which the sales originate.

(2)                                  No other country accounted for revenues exceeding 10% of consolidated revenues or long-lived tangible assets exceeding 10% of consolidated long-lived tangible assets. In those fiscal periods when a country’s revenues or long-lived tangible assets are less than 10% of the consolidated totals, applicable amounts are included in all other countries.

16. Repurchase of Common Shares

Our Board of Directors approved a share repurchase program of up to $100.0 million of common stock in November 2006, and on July 10, 2008, they increased the maximum authorized for repurchase under the program to $400.0 million. The share repurchases are funded using our existing cash balances and future cash flows and may occur through transactions structured through investment banking institutions as permitted by securities laws and other legal requirements, open market purchases, privately negotiated transactions and/or other mechanisms. Our share repurchase program does not have an expiration date and allows us to repurchase shares at our discretion.  The timing of the buybacks and the number of shares repurchased are influenced by market conditions. There can be no assurance as to the amount, timing or repurchase price of future repurchases, if any, related to the share repurchase program. The program may also be modified, extended or terminated by our Board of Directors at any time.

In the second quarter of fiscal 2011, we did not repurchase any shares of our common stock.  From inception of the repurchase program through November 30, 2010, we have used $272.7 million to repurchase approximately 33.1 million shares at an average price of $8.23 per share. The repurchased shares are recorded as treasury stock and result in a reduction to our stockholders equity. The shares will be used for general corporate purposes.  As of November 30, 2010, the maximum dollar value of shares that may yet be purchased under this program was $127.3 million.

During the first quarter of fiscal 2009 we purchased 11.5 million shares through an accelerated share repurchase transaction (the ASR) that we entered into with Lehman OTC on July 15, 2008.  The average price per share of the shares purchased under the ASR transaction was $7.93. Pursuant to the ASR agreement, Lehman was required to post cash collateral to a segregated brokerage account in our name in an amount equal to the value of the additional shares, or net cash, due to us if the ASR were terminated as of the current date.  Upon an event of default by Lehman OTC, pursuant to our rights under the ASR, we issued a notice of default to Lehman OTC on September 24, 2008 and terminated the ASR agreement and requested the distribution of all $9.1 million of funds, which Lehman OTC had previously deposited into our segregated brokerage account at LBI as required under the ASR agreement. On March 25, 2009, we received a notice from the bankruptcy trustee for the LBI estate that the trustee has allowed our customer claim for that $9.1 million amount.  We have recorded the $9.1 million claim as restricted cash — non-current on our Condensed Consolidated Balance Sheets as of November 30, 2010.  As of the filing date of this quarterly report, we have not received payment of these funds.

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

17. Subsequent Event

Enwisen Acquisition

On December 31, 2010, we completed the acquisition of Enwisen, Inc. (Enwisen). Enwisen is a Novato, California-based company and is a software-as-a-service (SaaS) provider of human resource service delivery solutions.  Under the agreement and plan of merger we acquired all of the outstanding shares of Enwisen stock for approximately $70.0 million in cash. The purchase price is subject to certain post-closing adjustments including up to an additional $5.0 million payable to the sellers if certain future revenue targets are achieved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements.  The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K filed with the SEC for our fiscal year ended May 31, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Lawson undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in our Annual Report on Form 10-K and in other documents that we file with the SEC including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Management Overview

General

Lawson Software, Inc. is a global provider of enterprise software.  We provide business application software, maintenance and consulting to customers primarily in specific services, trade and manufacturing/distribution industries. We specialize in and target specific industries through our two reportable segments: S3 Industries segment which targets customers in the healthcare, services and public sector industries and M3 Industries segment which targets customers in the equipment service management & rental, manufacturing & distribution and consumer products industries.  Our mission is to make our customers stronger.  Our vision is to be the global leader in each of our target markets.

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

During fiscal 2009 and prior years, we operated as one business segment, the development and marketing of computer software and related services including consulting, maintenance and customer support. Beginning in the first quarter of fiscal 2010, we reorganized our operations to provide greater focus on and better serve our targeted markets. With this strategic organizational change, including a workforce realignment, we determined that we had three reportable segments that aligned with three industries groups: S3 Strategic Industries, M3 Strategic Industries and General Industries.  We have reevaluated our organizational structure and have reorganized certain management and reporting responsibilities effective June 1, 2010; consolidating our General Industries reportable segment and redistributing responsibility for management of the vertical markets that were part of this segment into our S3 and M3 business segments. We believe the consolidation of our General Industries segment will help us drive more efficiencies and better manage our operations. Commensurate with this organizational change, we revised our segment reporting such that we began reporting operating results for two reportable segments in the first quarter of fiscal 2011: S3 Industries and M3 Industries.  Prior periods’ segment information has been retrospectively adjusted to reflect this two segment structure. In connection with this change in organizational structure, we also revised the measure of operating performance that we use to assess segment operating performance from segment controllable margin to segment operating income. The primary difference between segment controllable margin and segment operating income is that our segment operating income includes an allocation of expenses for non-dedicated resources. We have retrospectively adjusted our segment profit measures to reflect segment operating income. See Note 15, Segment and Geographic Information, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for a description of segment operating income.

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

Revenues in the second quarter of fiscal 2011 increased 1.6% as compared to the second quarter of fiscal 2010.  Net income per diluted share increased to $0.07 as compared to $0.02 during the similar period last year.  Our operating results for the second quarter benefitted from our acquisition of Healthvision as compared to last year.  The increase in revenues was driven by our maintenance services revenues which improved 14.5% over the same period last year.  The improvement includes the impact of Healthvision, improved maintenance contract renewal rates in our S3 Industries segment, reinstatement of customer maintenance contracts, successful extended support services for our legacy products and upgrades of customers to our premium support offerings. Overall, our license fees decreased 7.1% compared to the second quarter of last year.  The decline in license fees relates primarily to our M3 Industries segment where we experienced challenges in our equipment service management & rental vertical and in our manufacturing & distribution vertical. However, license fees in our healthcare vertical, due to the contribution of Healthvision, and in our public sector vertical within our S3 Industries segment improved quarter-over-quarter.  In addition, licensing of our human capital management product within our S3 Industries segment increased in the second quarter.  Consulting revenues decreased in the second quarter as compared to last year as we have downsized our consulting staff to meet the market demand and as part of our strategy to move more implementation services to our partner channels and improve our revenue mix.

While the economic environment has begun to show signs of improvement, uncertainty still remains as to the timing and strength of the recovery.  We have seen improved customer demand for our software solutions in certain of our targeted markets including our healthcare and services industries within our S3 Industries segment, including demand for our human capital management strategic product offering.  In addition, demand in our APAC business unit and consumer product vertical within our M3 Industries segment has improved in the second quarter.  However, we are experiencing challenges in certain of our M3 Industries segment verticals including our manufacturing & distribution vertical which continues to be negatively impacted by the slow economic recovery and our equipment service management & rental vertical. The effect of the weakened global economy, fallout from the financial market turmoil and slow and uncertain recovery continue to be a challenge for our license contracting and demand for our services and will continue to be so in the remainder of fiscal 2011.  We have experienced a longer sales cycle and increased price sensitivity. Certain current and prospective customers have cancelled, delayed or downsized software purchases and implementation projects because of the adverse economy and their internal budget constraints.  In spite of these challenges, we have been able to grow the recurring revenues related to our maintenance services through the acquisition of Healthvision, continued strong renewal rates in our S3 Industries segment, and customer winbacks and extended maintenance programs in our M3 Industries segment.

Continued economic uncertainties and/or further deterioration of economic conditions could cause further delay or reduce our current and prospective customers’ software purchases or implementation projects which may negatively impact our future results. In addition, credit risks associated with our customers/vendors may also be adversely impacted by the current economic conditions. This challenging economic environment has also intensified the difficulty of forecasting software license and consulting services revenues. A decrease in licensing activity will typically lead to a decrease in services revenues in subsequent quarters. Lower licensing activity may also reduce maintenance revenues since maintenance fees for new product licenses are based on the amount of associated license fees.

On December 31, 2010, subsequent to quarter end, we completed the acquisition of Enwisen, a Novato California-based provider of SaaS human resource service delivery solutions.  Enwisen’s AnswerSource suite of products help companies transform and improve their delivery of HR services using fewer resources and lowering costs. This suite of applications will become a new strategic component of the Lawson Human Capital Management System. As part of our business strategy, we may make additional strategic acquisitions of other companies or products that we believe complement or expand our software and service offerings to customers in our targeted markets.

Fiscal Periods Ended November 30, 2010

Revenues for the quarter ended November 30, 2010, were $187.5 million, an increase of 1.6% compared to $184.4 million in the second quarter last year.  In the six months ended November 30, 2010, our revenues of $362.1 million increased 2.5% compared to $353.4 million in the similar period last year. Software revenues of $123.9 million, consisting of license fees and maintenance services, increased $10.3 million, or 9.1% compared to $113.5 million in the second quarter of last year. In the six months ended November 30, 2010, our software revenues of $243.0 million increased 8.1% compared to $224.9 million in the similar period last year.  Software revenues in our S3 Industries segment improved 18.0% and 13.9% in the second quarter and first six months of fiscal 2011, respectively, as compared to the similar periods last year.  This growth was primarily due to our acquisition of Healthvision and improved maintenance renewal rates.  These improvements were partially offset by a decrease in software revenues in our M3 Industries segment which was down 4.4% and 1.6% in the current quarter and year-to-date periods, respectively, as compared to last year, primarily due to lower license fees contracting activity.  Our consulting revenues decreased in both our S3 Industries and M3 Industries segments for both the second quarter and first six months of fiscal 2011 as compared to the similar periods of last year.  For the respective second quarter and year-to-date periods, S3 Industries consulting revenues were down 3.4% and 2.2%, primarily due to lower service bookings, and M3 Industries consulting revenues were down 13.9% and 10.5%, primarily as a result of a reduction in our number of billable consultants primarily in our M3 resources in EMEA and lower bookings for our consulting services in our manufacturing & distribution vertical.

In the second quarter of fiscal 2011, revenues in our Americas region increased $7.6 million, or 7.1%, compared to the second quarter last year with the acquisition of Healthvision and our APAC region revenues increased $2.4 million, or 29.5%, primarily due to the current recognition of revenue related to certain significant transactions contracted for in prior periods.  Partially offsetting these increases was a $6.9 million, or 10.1%, decrease in revenues in our EMEA region where, we believe, demand for our software products and services continues to be negatively impacted by the weakened global economy.

The increase in our revenues over the first six months of fiscal 2011 compared to the similar period of 2010 was related to our Americas region which increased $14.8 million, or 6.9%, again primarily due to our acquisition of Healthvision and our APAC region which increased $6.2 million, or 40.1%, primarily due the current recognition of revenue related to certain significant transactions contracted for in prior periods These increases were somewhat offset by a decrease of $12.3 million, or 9.9%, in our EMEA region.  Year-to-date our Americas region accounted for approximately 63.1% of our revenues while our EMEA and APAC regions accounted for 30.9 % and 6.0%, respectively.  In the comparable year-to-date period last year our Americas, EMEA and APAC regions accounted for 60.5%, 35.1% and 4.4% of our total revenues, respectively. Because a majority of our revenues related to Healthvision products and services, and because we expect all of our future revenues related to Enwisen products and services will also be in our Americas region, we anticipate that the Americas region will continue to represent a greater proportion of our total revenues in fiscal 2011.

Total gross margin as a percentage of revenues for the three and six months ended November 30, 2010, improved to 57.8% and 57.6%, respectively, as compared to 55.4% and 56.3%, in the comparable periods last year. These improvements resulted from improved gross margins related to our maintenance services revenues and a shift in the mix of our software and service offerings toward higher margin software which more than offset the effect of lower gross margins on our license fees and consulting revenues.  In the three and six months ended November 30, 2010,  software revenues accounted for 66.1% and  67.1% of our total revenues as compared to 61.6% and 63.6%, in the similar periods last year, respectively.  We anticipate an improved software revenue mix for full year fiscal 2011 when compared to fiscal 2010.

Operating expenses for the second quarter of fiscal 2011were relatively flat at $88.0 million compared to $89.0 million in the second quarter last year.  As a percent of revenues, second quarter operating expenses were 46.9% compared to 48.3% during the second quarter last year.  For the first six months of fiscal 2011, operating expenses increased $3.2 million, or 1.9%, compared to the similar period last year.  As a percent of revenues, year-to-date operating expenses were 47.0% compared to 47.3% during the similar period last year. Included in operating expenses for the second quarter and first six months of fiscal 2011 were approximately $6.1 million and $11.5 million, respectively, of incremental expenses related to Healthvision’s operations. Our fiscal 2011 second quarter results include reductions to net income of approximately $0.8 million that should have been reported in other fiscal years.  See Note 1, Nature of Business and Basis of Presentation- Results of Operations, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.

Non-GAAP Financial Measures

Our results of operations in this Management’s Discussion and Analysis are presented in accordance with U.S. GAAP. In addition to reporting our financial results in accordance with U.S. GAAP, we present certain non-GAAP financial measures to our investors in our quarterly earnings releases, in information posted on our website and in other public disclosures.  These non-GAAP measures include non-GAAP revenues, non-GAAP operating income, non-GAAP operating margin, non-GAAP net income and non-GAAP net income per diluted share.  For the second quarter of fiscal 2011, non-GAAP revenues of $188.9 million increased $4.5 million, or 2.5%, compared to $184.4 million in the similar period of fiscal 2010.  Non-GAAP operating income of $32.5 million improved $5.9 million, or 22.3%, compared to $26.6 million in fiscal 2010.  Year-to-date non-GAAP revenues of $365.6 million increased $12.1 million, or 3.4%, compared to $353.4 million in the similar period last year.  As a percentage of revenues, non-GAAP operating margin for the three months and six months ended November 30, 2010, improved to 17.2% and 16.9%, respectively, compared to 14.4% and 14.9% in fiscal 2010. The second quarter of fiscal 2011 non-GAAP net income was $20.1 million, or $0.12 per diluted share, compared to $15.6 million, or $0.09 per diluted share, in fiscal 2010.  Year-to-date fiscal 2011 non-GAAP net income improved to $38.1 million, or $0.23 per diluted share, compared to $31.0 million, or $0.19 per diluted share, in the similar period in fiscal 2010.  See Non-GAAP Financial Measure Reconciliations below for additional information regarding our use of these non-GAAP financial measures and reconciliations to the corresponding U.S. GAAP measures.

Foreign Currency

A significant portion of our business is conducted in currencies other than the U.S. Dollar, particularly the Euro, Swedish Krona (SEK) and Canadian Dollar (CAD).  Our revenues and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  For the three and six months ended November 30, 2010, the average exchange rates for the U.S. Dollar strengthened approximately 6.0% and 7.2% against the Euro as compared to the average exchange rates for the similar periods last year.  The average exchange rates for the U.S. Dollar against the SEK and CAD weakened approximately 13.8% and 7.1%, and 4.5% and 5.7%, respectively, over the three and six months ended November 30, 2010.  These fluctuations in the exchange rates affected our second quarter and six month fiscal 2011 results as a decline in the U.S. Dollar to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our operating expenses denominated in currencies other than the U.S. Dollar. Similarly, strengthening in the U.S. Dollar to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our operating expenses denominated in currencies other than the U.S. Dollar.

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

The following table summarizes the year-over-year change, both in U.S. Dollars and percentages, in revenues and costs and expenses due to fluctuations in exchange rates and changes in activity and pricing on a constant currency basis for the periods presented (in thousands, except percentages):

Three Months Ended November 30, 2010 vs. 2009	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported
Revenues:
License fees	$(214)	$(1,795)	$(2,009)	(0.7)%	(6.4)%	(7.1)%
Maintenance services	1,360	10,983	12,343	1.8	12.7	14.5
Software revenues	1,146	9,188	10,334	1.1	8.0	9.1
Consulting	(979)	(6,315)	(7,294)	(1.3)	(9.0)	(10.3)
Total revenues	$167	$2,873	$3,040	0.1%	1.6%	1.6%

Total costs and operating expenses	$(616)	$(3,635)	$(4,251)	(0.4)%	(2.1)%	(2.5)%

Six Months Ended November 30, 2010 vs. 2009	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported
Revenues:
License fees	$(617)	$(2,819)	$(3,436)	(1.1)%	(5.2)%	(6.3)%
Maintenance services	2,569	18,994	21,563	1.7	11.0	12.6
Software revenues	1,952	16,175	18,127	0.9	7.1	8.1
Consulting	(2,250)	(7,169)	(9,419)	(1.7)	(5.7)	(7.3)
Total revenues	$(298)	$9,006	$8,708	(0.1)%	2.6%	2.5%

Total costs and operating expenses	$(2,795)	$5,033	$2,238	(0.9)%	1.6%	0.7%

The fluctuations in foreign currency exchange rates had a favorable impact on our second quarter and year-to-date fiscal 2011 net income per basic and diluted share of less than $0.01and $0.02 per share, respectively.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in Part II — Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our Current Report on Form 8-K filed with the SEC on October 8, 2010.  These policies reflect those areas that require more significant judgments, and use of estimates and assumptions in the preparation of our financial statements and include the following:

•                  Revenue Recognition;

•                  Allowance for Doubtful Accounts;

•                  Sales Returns and Allowances;

•                  Valuation of Long-Lived and Intangible Assets and Goodwill;

•                  Income Taxes;

•                  Contingencies;

•                  Litigation Reserves; and

•                  Share-Based Compensation

There have been no material changes to our critical accounting policies and estimates as disclosed in our Current Report on Form 8-K filed with the SEC on October 8, 2010.

Results of Operations

The following table sets forth certain line items in our Condensed Consolidated Statements of Operations as a percentage of total revenues for the periods indicated, the period-over-period percent actual increase (decrease) and the period-over-period percent increase (decrease) on a constant currency basis, see Foreign Currency, above:

	Percentage of Total Revenue		Quarterly Change Fiscal 2011 vs. 2010		Percentage of Total Revenue		Year-to-Date Change Fiscal 2011 vs. 2010
	Three Months Ended				Six Months Ended
	November 30,		Percent Change		November 30,		Percent Change
	2010	2009	Actual	Constant Currency	2010	2009	Actual	Constant Currency
Revenues:
License fees	14.1%	15.4%	(7.1)%	(6.4)%	14.0%	15.3%	(6.3)%	(5.2)%
Maintenance services	52.0	46.2	14.5	12.7	53.1	48.3	12.6	11.0
Software revenues	66.1	61.6	9.1	8.0	67.1	63.6	8.1	7.1
Consulting	33.9	38.4	(10.3)	(9.0)	32.9	36.4	(7.3)	(5.7)
Total revenues	100.0	100.0	1.6	1.6	100.0	100.0	2.5	2.6

Cost of revenues:
Cost of license fees	3.3	2.9	12.9	10.6	3.3	2.9	15.9	14.9
Cost of maintenance services	9.4	9.2	3.7	4.5	9.5	9.2	6.4	7.6
Cost of software revenues	12.7	12.1	6.0	6.0	12.8	12.1	8.7	9.4
Cost of consulting	29.5	32.5	(7.6)	(6.7)	29.5	31.6	(4.2)	(2.8)
Total cost of revenues	42.2	44.6	(3.9)	(3.2)	42.3	43.7	(0.6)	0.6

Gross profit	57.8	55.4	6.1	5.4	57.7	56.3	4.8	4.0

Operating expenses:
Research and development	12.6	12.1	6.6	4.8	12.5	12.1	5.1	4.0
Sales and marketing	21.3	21.7	(0.2)	0.5	21.4	21.5	2.3	3.6
General and administrative	11.8	10.9	9.8	9.5	12.0	11.3	9.5	10.0
Restructuring	(0.3)	2.5	*NM	*NM	(0.4)	1.3	*NM	*NM
Amortization of acquired intangibles	1.5	1.1	42.8	47.0	1.5	1.1	43.3	48.9
Total operating expenses	46.9	48.3	(1.1)	(1.1)	47.0	47.3	1.9	2.4

Operating income	10.9	7.1	55.3	46.6	10.7	9.0	20.4	11.6
Total other income (expense), net	(2.1)	(2.1)	(2.2)	(0.6)	(2.1)	(2.2)	(1.1)	0.4
Income before income taxes	8.8	5.0	79.8	64.8	8.6	6.8	27.3	14.8
Provision for income taxes	2.5	3.5	(28.4)	(27.6)	2.6	4.3	(41.4)	(40.3)
Net income	6.3%	1.5%	334.9%	226.7%	6.0%	2.5%	147.5%	85.9%

*NM - Percentage not meaningful

The discussion that follows relating to our results of operations for the comparable three and six months ended November 30, 2010 and 2009 should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table.  This analysis addresses the actual changes in our results of operations for the comparable fiscal periods presented in accordance with U.S. GAAP.  For percentage changes, excluding the impact of foreign currency fluctuations, see the constant currency percentages in the above table.

Revenues

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	November 30,		Fiscal 2011 vs. 2010		November 30,		Fiscal 2011 vs. 2010
(in thousands)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Revenues:
License fees	$26,362	$28,371	$(2,009)	(7.1)%	$50,870	$54,306	$(3,436)	(6.3)%
Maintenance services	97,495	85,152	12,343	14.5	192,145	170,582	21,563	12.6
Software revenues	123,857	113,523	10,334	9.1	243,015	224,888	18,127	8.1
Consulting	63,605	70,899	(7,294)	(10.3)	119,107	128,526	(9,419)	(7.3)
Total revenues	$187,462	$184,422	$3,040	1.6%	$362,122	$353,414	$8,708	2.5%

The following table sets forth revenues by reportable segment:

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	November 30,		Fiscal 2011 vs. 2010		November 30,		Fiscal 2011 vs. 2010
(in thousands)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
S3 Industries:
License fees	$15,104	$12,013	$3,091	25.7%	$28,590	$26,676	$1,914	7.2%
Maintenance services	65,810	56,587	9,223	16.3	130,819	113,218	17,601	15.5
Software revenues	80,914	68,600	12,314	18.0	159,409	139,894	19,515	13.9
Consulting	23,720	24,549	(829)	(3.4)	47,929	49,001	(1,072)	(2.2)
Total S3 revenues	$104,634	$93,149	$11,485	12.3%	$207,338	$188,895	$18,443	9.8%

M3 Industries:
License fees	$11,258	$16,358	$(5,100)	(31.2)%	$22,280	$27,630	$(5,350)	(19.4)%
Maintenance services	31,685	28,565	3,120	10.9	61,326	57,364	3,962	6.9
Software revenues	42,943	44,923	(1,980)	(4.4)	83,606	84,994	(1,388)	(1.6)
Consulting	39,885	46,350	(6,465)	(13.9)	71,178	79,525	(8,347)	(10.5)
Total M3 revenues	$82,828	$91,273	$(8,445)	(9.3)%	$154,784	$164,519	$(9,735)	(5.9)%

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

We recognize revenues pursuant to specific and detailed guidelines applicable to the software industry. License fees revenues from end-users are generally recognized when the software product has been shipped and certain conditions are met. Revenues from customer maintenance and support contracts are deferred and recognized ratably over the term of the agreements. Revenues from consulting services (including training and implementation services) are recognized as services are provided to customers. See Part II — Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Revenue Recognition, in our Current Report on Form 8-K filed with the SEC on October 8, 2010, for a more complete description of our revenue recognition policy.

Second quarter fiscal 2011 total revenues increased $3.0 million, or 1.6%, as compared to the second quarter of fiscal 2010.   Software revenues, consisting of license fees revenues and maintenance services, increased $10.3 million, or 9.1%, compared to the second quarter last year. The increase included a 14.5% increase in our maintenance services revenues, partially offset by a 7.1% decrease in our license fees revenues.  Consulting revenues decreased $7.3 million, or 10.3%.  Year-to-date fiscal 2011 total revenues increased $8.7 million, or 2.5%, compared to the similar period last year.  The increase was driven by an $18.1 million, or 8.1%, increase in our software revenues which included a $21.6 million, or 12.6%, increase in our maintenance services revenues partially offset by a $3.4 million, or 6.3%, decrease in license fees revenues.  For the first six months of fiscal 2011 our consulting revenues decreased $9.4 million, or 7.3%.

License Fees.  Our license fees primarily consist of fees resulting from products licensed to customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

License fees revenues for the second quarter of fiscal 2011 decreased $2.0 million, or 7.1%, compared to the second quarter of fiscal 2010.  This decrease was primarily due to our M3 Industries segment which decreased $5.1 million, or 31.2%, due to a decline in revenues from our equipment service management & rental and consumer products verticals.  Within our M3 Industries segment, revenues from our manufacturing & distribution vertical and our APAC business unit were relatively flat quarter-over-quarter.  The APAC business unit is included in our M3 Industries segment and includes all M3 activity in the APAC region.  Somewhat offsetting these decreases were license fees revenues in our S3 Industries segment which increased $3.1 million, or 25.7%, in the second quarter of fiscal 2011 compared to the similar quarter last year.  The increase was experienced in both our healthcare and public sector verticals, while our services industry vertical was relatively flat quarter-over-quarter.  The increase in our healthcare vertical was primarily related to $3.2 million of license fees that our Healthvision product licenses contributed within our S3 Industries segment.

License fees revenues in our Americas and APAC regions increased $0.6 million and $0.2 million, respectively, in the second quarter of fiscal 2011 as compared to the similar period last year.  These increases were more than offset by a decrease of $2.7 million in our EMEA geography.

The total number of licensing transactions in the second quarter of fiscal 2011 decreased by five to 252 compared to 257 in the second quarter of fiscal 2010.  In the second quarter of fiscal 2011, we entered into 11 license transactions between $0.5 million and $1.0 million compared to four in the comparable quarter last year.  We entered into one licensing transactions greater than $1.0 million in the current quarter compared to three in the second quarter of fiscal 2010.

For the first six months of fiscal 2011, license fees revenues decreased $3.4 million, or 6.3%, compared to the first six months of fiscal 2010.  This decrease was primarily due to our M3 Industries segment which decreased $5.4 million, or 19.4%, compared to the similar period last year, primarily due to a decline in license fees revenues in our equipment service management & rental and manufacturing & distribution verticals.  In addition, revenues from our consumer products vertical were down slightly as compared to the first six months of last year.  Somewhat offsetting these decreases were increased license fees revenues in our APAC business unit within our M3 Industries segment.  Year-to-date fiscal 2011 license fees revenues in our S3 Industries segment increased $1.9 million, or 7.2%, as compared to the similar period last year.  The increase was experienced primarily in our healthcare vertical which included $5.0 million of license fees contributed by Healthvision product licenses.  Revenues from our public sector and services industry verticals were relatively flat in the comparable six-month periods.

License fees revenues in our APAC region increased $1.7 million in the first six months of fiscal 2011 as compared to the similar period last year.  This increase was more than offset by decreases of $0.8 million and $4.4 million in license fees revenues in our Americas and EMEA geographies, respectively.

Year-to-date fiscal 2011, the total number of licensing transactions increased by 90 to 481compared to 391 in the similar period of fiscal 2010.  In the first six months of fiscal 2011, we entered into 19 license transactions between $0.5 million and $1.0 million compared to seven in the comparable period last year.  We entered into three licensing transactions greater than $1.0 million in the current six month period compared to eight in the similar period last year.

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

Maintenance services revenues for the second quarter of fiscal 2011 increased $12.3 million, or 14.5%, compared to our fiscal 2010 second quarter.  This increase was primarily due to a $9.2 million, or 16.3%, increase related to our S3 Industries segment which included $6.3 million in maintenance services revenues related to Healthvision.  In addition, we experienced improved renewal rates in our S3 Industries segment. Within our M3 Industries segment, maintenance services also increased $3.1 million, or 10.9%, compared to the second quarter of fiscal 2010 due to signing new maintenance agreements with former customers and the selling of extended support agreements to customers running on older versions of our M3 products.  In addition, more of our customers are selecting our higher priced premium silver level maintenance service programs which is driving improved customer satisfaction levels.  Second quarter maintenance services revenues in each of our geographies improved with our Americas, EMEA and APAC regions up $9.4 million, $1.8 million and $1.2 million, respectively, compared to the second quarter last year.

For the first six months of fiscal 2011, maintenance services revenues increased $21.6 million, or 12.6%, compared to the first six months of fiscal 2010.  This year-to-date increase was primarily due to a $17.6 million, or 15.5%, increase related to our S3 Industries segment which included $12.5 million in maintenance services revenues related to Healthvision and improved renewal rates in our S3 Industries segment.  Within our M3 Industries segment maintenance services also increased $4.0 million, or 6.9%, compared to the first six months of fiscal 2010 primarily due to customer winbacks and the M3 extended maintenance program. The year-to-date maintenance services revenues in each of our geographies also increased compared to the similar period last year, with our Americas, EMEA and APAC regions up $17.5 million, $1.5 million and $2.5 million, respectively.

Consulting.  Our consulting revenues consist of services related to software installations, software implementations, customized development, training services for customers who have licensed our products and revenues from software subscriptions.

Consulting revenues for the second quarter of fiscal 2011 decreased $7.3 million, or 10.3%, compared to the second quarter of fiscal 2010.  This decrease was due to a $6.5 million, or 13.9%, decrease in our M3 Industries segment, primarily as a result of a reduction in our number of billable consultants primarily in our M3 resources in EMEA and lower bookings for our consulting services in our manufacturing & distribution vertical.    Consulting revenues in our equipment service management & rental and consumer products verticals were relatively flat. Somewhat offsetting these decreases was our APAC business unit which had another strong quarter.  Consulting revenues in our S3 Industries segment decreased $0.8 million, or 3.4%, primarily in our public sector and services industries verticals, due to lower service bookings.  These decreases were somewhat offset by an increase in revenues from our healthcare vertical primarily as a result of $3.2 million in consulting revenues related to Healthvision.  The overall decrease in our consulting revenues was as anticipated, as during fiscal 2010 we reduced the size of our consulting staff as part of our strategy to move more implementation services to our partner channels and improve our revenue mix as well as in response to the lower consulting demand. Consulting revenues in the second quarter of fiscal 2011 were down in both our Americas and EMEA regions by $2.3 million and $6.0 million, respectively, compared to the second quarter last year.  Our APAC region’s consulting revenues increased by $1.0 million in the comparable second quarters.

For the first six months of fiscal 2011 consulting revenues decreased $9.4 million, or 7.3%, compared to the first six months of fiscal 2010.  This decrease was primarily due to an $8.3 million, or 10.5%, decrease in our M3 Industries segment, as a result of a reduction in our number of billable consultants primarily in our M3 resources in EMEA, and lower bookings for our consulting services in our manufacturing & distribution and consumer product verticals. Year-to-date we had improved consulting revenues in our equipment service management & rental vertical and our APAC business unit, which were more than offset by continuing challenges primarily in our manufacturing & distribution vertical. Consulting revenues in our S3 Industries segment decreased $1.1 million, or 2.2%, primarily in our public sector and services industries verticals due to lower service bookings.  These decreases were mostly offset by an increase in year-to-date consulting revenues in our healthcare vertical primarily due to the inclusion of $7.1 million in services related to Healthvision in fiscal 2011.  Again, the decrease in consulting revenues for the first six months of fiscal 2011 was a result of our reducing the size of our consulting staff as part of our strategy to move more implementation services to our partner channels and improve our revenue mix as well as in response to the lower consulting demand. Consulting revenues in our Americas and EMEA regions decreased $2.0 million and $9.4 million, respectively, in the first six months of fiscal 2011 compared to the similar period last year.  These decreases were somewhat offset by a $2.0 million increase in revenues from our APAC region in the first six months of fiscal 2011.

Deferred Revenue.  Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements, maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $204.8 million at November 30, 2010, compared to $328.2 million at May 31, 2010.

The following table sets forth the components of deferred revenue (in thousands):

	November 30,	May 31,
	2010	2010

License fees	$36,904	$39,221
Maintenance services	148,132	275,237
Consulting	19,767	13,702
Total deferred revenue	204,803	328,160
Less current portion	(197,960)	(319,797)
Deferred revenue - non-current	$6,843	$8,363

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our renewal dates occur in the third and fourth quarters of our fiscal year with revenues being recognized ratably over the applicable service periods.  In addition, our conversion rate, or the rate at which revenue related to license transactions is recorded as revenue, was relatively higher contributing to the decrease in deferred license fees revenues.  These decreases were somewhat offset by an increase in deferred consulting revenues, primarily related to large consulting projects in both our S3 and M3 Industries segments that were deferred in the first half of fiscal 2011 in accordance with various contract specifications and are expected to be recognized primarily over the remainder of fiscal 2011 as the services are provided.

Cost of Revenues

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	November 30,		Fiscal 2011 vs. 2010		November 30,		Fiscal 2011 vs. 2010
(in thousands)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Cost of revenues:
Cost of license fees	$6,104	$5,407	$697	12.9%	$11,978	$10,334	$1,644	15.9%
Cost of maintenance services	17,556	16,922	634	3.7	34,575	32,481	2,094	6.4
Cost of software revenues	23,660	22,329	1,331	6.0	46,553	42,815	3,738	8.7
Cost of consulting	55,377	59,943	(4,566)	(7.6)	107,124	111,778	(4,654)	(4.2)
Total cost of revenues	$79,037	$82,272	$(3,235)	(3.9)%	$153,677	$154,593	$(916)	(0.6)%

Gross profit:
License fees	$20,258	$22,964	$(2,706)	(11.8)%	$38,892	$43,972	$(5,080)	(11.6)%
Maintenance services	79,939	68,230	11,709	17.2	157,570	138,101	19,469	14.1
Total software gross profit	100,197	91,194	9,003	9.9	196,462	182,073	14,389	7.9
Consulting	8,228	10,956	(2,728)	(24.9)	11,983	16,748	(4,765)	(28.5)
Total gross profit	$108,425	$102,150	$6,275	6.1%	$208,445	$198,821	$9,624	4.8%

Gross margin %:
License fees	76.8%	80.9%			76.5%	81.0%
Maintenance services	82.0%	80.1%			82.0%	81.0%
Total software gross margin %	80.9%	80.3%			80.8%	81.0%
Consulting	12.9%	15.5%			10.1%	13.0%
Total gross margin %	57.8%	55.4%			57.6%	56.3%

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

During the second quarter of fiscal 2011, cost of license fees increased $0.7 million, or 12.9%, compared to the second quarter of fiscal 2010.  The increase was due to a $1.9 million increase in amortization expense related to our acquired intellectual property, primarily related to Healthvision. This increase was somewhat offset by a decrease in third-party costs of $1.2 million due to a lower proportion of third-party product sales in the current quarter’s revenue mix as compared to last year.  Cost of license fees in the second quarter of fiscal 2011 included $2.2 million related to the sales of Healthvision products. Fiscal 2011 second quarter license fees gross margin decreased to 76.8% as compared to 80.9% in the second quarter of fiscal 2010 primarily as a result of increased amortization expense and lower license fees revenues in the current quarter.

Cost of license fees for the first six months of fiscal 2011 increased $1.6 million, or 15.9%, compared to the similar period last year.  This increase was primarily due to a $3.7 million increase in amortization expense, primarily related to Healthvision.  This increase was partially offset by a $2.1 million decrease in third-party costs due to a change in product mix.  The year-over-year change includes an increase of $4.3 million related to sales of Healthvision products.  License fees gross margin for the first six months of fiscal 2011 decreased to 76.5%, as compared to 81.0% in the similar period of last year, primarily as a result of the increased amortization expense and lower six-month license fees revenues.

Cost of Maintenance Services.  Cost of maintenance includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products and the overhead costs of providing support.

Cost of maintenance services for the second quarter of fiscal 2011 increased $0.6 million, or 3.7%, compared to the second quarter of fiscal 2010. The increase was primarily due to a $1.1 million increase in third-party costs commensurate with our increased maintenance services revenue which was partially offset by a $0.6 million decrease in employee related costs as a result of efficiencies achieved.  Second quarter fiscal 2011 cost of maintenance services included $2.2 million related to Healthvision maintenance programs. Maintenance services gross margin for the second quarter of fiscal 2011 improved to 82.0% compared to 80.1% in the second quarter of fiscal 2010.

Cost of maintenance for the first six months of fiscal 2011 increased $2.1 million, or 6.4%, compared to the first six months of fiscal 2010.  This increase was primarily due to a $2.4 million increase in third-party costs commensurate with our increased maintenance services revenue. Year-to-date, fiscal 2011 includes $4.3 million related to Healthvision maintenance programs.  Maintenance gross margin for the first six months of fiscal 2011 was 82.0%, up slightly from 81.0% in the similar period of last year.

Cost of Consulting.  Cost of consulting includes salaries, employee benefits, third-party consulting costs, related travel, and the overhead costs of providing implementation, installation, training and education services to customers.

Cost of consulting decreased $4.6 million, or 7.6%, in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.  This decrease was primarily driven by a $4.6 million decrease in employee related costs resulting from our significantly lower billable headcount and lower service bookings during the second quarter of fiscal 2011 as compared to the second quarter of fiscal 2010. Gross margin on consulting revenues for the second quarter of fiscal 2011 decreased to 12.9% compared to 15.5% for the similar period last year primarily due to lower consulting revenues in the current quarter.

For the comparable six-month periods of fiscal 2011 and 2010, cost of consulting decreased $4.7 million or 4.2%.  This decrease was primarily due to a $4.0 million decrease in employee related costs resulting from our significantly lower billable headcount and lower service bookings during fiscal 2011 as compared to last year.  In addition, billable travel decreased $0.3 million in-line with our lower consulting revenues.  Consulting gross margin for the first six months of fiscal 2011 decreased to 10.1% compared to 13.0% in the similar period last primarily due to lower consulting revenues in the current quarter.

Operating Expenses

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	November 30,		Fiscal 2011 vs. 2010		November 30,		Fiscal 2011 vs. 2010
(in thousands)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Operating expenses:
Research and development	$23,745	$22,273	$1,472	6.6%	$45,061	$42,891	$2,170	5.1%
Sales and marketing	39,916	40,000	(84)	(0.2)	77,642	75,877	1,765	2.3
General and administrative	22,033	20,075	1,958	9.8	43,497	39,732	3,765	9.5
Restructuring	(518)	4,676	(5,194)	*NM	(1,453)	4,751	(6,204)	*NM
Amortization of acquired intangibles	2,777	1,945	832	42.8	5,483	3,825	1,658	43.3
Total operating expenses	$87,953	$88,969	$(1,016)	(1.1)%	$170,230	$167,076	$3,154	1.9%

*NM — Percentage not meaningful

Research and Development.  Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees associated with product development, testing, quality assurance, documentation, enhancements and upgrades.

For the second quarter of fiscal 2011, research and development expenses increased $1.5 million, or 6.6%, compared to the second quarter last year primarily due to a $0.9 million increase in employee related costs, as a result of increased headcount, as well as an increase in information technology and other infrastructure costs of $0.7 million.

Research and development expenses for the first six months of fiscal 2011 increased $2.2 million, or 5.1%, compared to the similar period last year.  The year-to-date increase was primarily due to a net increase in employee related costs of $1.9 million, reflecting an increase in headcount which more than offset a decrease in incentive compensation in fiscal 2011 as compared to fiscal 2010.  In addition, information technology and other infrastructure costs increased $1.4 million. These increases were partially offset by a $0.4 million decrease in third party-costs and a $0.4 million decrease in professional fees related to consulting and contractor services.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel and overhead costs related to our sales and marketing personnel, as well as trade show activities, advertising costs and other costs associated with our Company’s marketing activities.

Sales and marketing expenses for the second quarter of fiscal 2011 was relatively flat at $39.9 million compared to $40.0 million in the second quarter of fiscal 2010, down less than 1.0%. During the quarter, employee related costs increased due to an increase in our number of account executives in the second quarter of fiscal 2011 compared to the similar period last year. In the second quarter of fiscal 2011 our sales force headcount was up 8.9% compared to the second quarter last year. This increase was offset by a decrease in stock compensation expense quarter-over- quarter.  We plan to further increase the number of our account executives over the remainder of fiscal 2011.

For the first six months of fiscal 2011, sales and marketing expenses increased $1.8 million, or 2.3%, compared to the similar period in fiscal 2010.  The year-to-date increase was primarily the result of a $ 2.0 million increase in net employee related costs primarily due to the increase in the number of our account executives.

General and Administrative.  General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees and the impact of foreign currency translation.  We deem certain of these items to be shared-services and accordingly allocate the related expenses to other functional line items within cost of revenues and operating expenses, primarily based on headcount. These administration allocations have no impact on our overall operating margins for any of the periods presented.

For the second quarter of fiscal 2011, general and administrative expenses increased $2.0 million, or 9.8%, compared to the second quarter of fiscal 2010.  The increase was primarily due to $1.8 million related to the impact of foreign currency translation in the second quarter of fiscal 2011 compared to the similar quarter last year. This change includes the effect of certain of the out-of-period adjustments discussed in Note 1, Nature of Business and Basis of Presentation — Results of Operations, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q.  In addition, infrastructure and computer lease costs increased $0.6 million. These increases were partially offset by a $0.4 million decrease in professional fees, primarily contractor services as we replaced contractors with full-time employees.

General and administrative expenses increased $3.8 million, or 9.5% in the first six months of fiscal 2011 compared to the similar period of fiscal 2010.  The year-to-date increase was the result of $3.0 million related to the impact of foreign currency translation in the first six months of fiscal 2011 compared to the similar period last year. Again, this change includes the year-to-date effect of certain of the out-of-period adjustments recorded in fiscal 2011.  In addition, infrastructure and computer lease costs increased $1.9 million and legal costs increased $1.3 million primarily as a result of patent litigation. These increases were partially offset by a $1.1 million decrease in contractor services and a decrease of $1.7 million in net employee related costs including: 1) a $2.2 million decrease in incentive compensation expense in the first six months of fiscal 2011 compared to the similar period last year, 2) a $1.9 million gain recorded in the first quarter of fiscal 2011 related to our Norwegian pension plan discussed in Note 13, Comprehensive Income, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q, offset by 3) a $2.1 million increase in stock-based compensation and 4) an increase of $0.6 million related to increased headcount.

Restructuring.  We recorded a restructuring accrual reversal of approximately $0.5 million in the second quarter of fiscal 2011 compared to a restructuring charge of $4.7 million during the second quarter of fiscal 2010.  Year-to-date fiscal 2011 restructuring accrual reversals totaled $1.5 million compared to restructuring charges of $4.8 million in the comparable period of last year.  This activity related to our restructuring accruals is discussed below.

Fiscal 2010 Restructurings

Fiscal 2010 Q2.  On September 30, 2009, we approved a plan to further restructure our workforce. Under this plan, we reduced our workforce by approximately 65 employees.  The majority of the reductions occurred within our consulting practice in our EMEA region.  These actions were undertaken as a further refinement of our vertical organization, including a resizing of our services business to leverage our partner channels, and in light of demand for our consulting and implementation services in EMEA at that time. The majority of the actions related to this plan were completed by the end of the second quarter of fiscal 2010.  The restructuring action resulted in pre-tax charges of $4.6 million for severance pay and related benefits which we recorded in the second quarter of fiscal 2010.  Substantially all of this amount will result in future cash expenditures. We expect that the majority of the remaining severance and related benefits will be paid by the third quarter of fiscal 2011.

Fiscal 2010 Q4.  On May 27, 2010, we approved and began implementing a plan to restructure our workforce including the elimination of approximately 150 employees. The workforce reduction relates primarily to our M3 operations in Europe, the U.S. and Manila.  Departures of affected personnel were substantially complete by the end of the first quarter of fiscal 2011.  In connection with these actions we recorded pre-tax charges of $7.1 million in the fourth quarter of fiscal 2010 for severance pay and related benefits; substantially all of which will result in future cash expenditures.  We expect that the majority of the remaining severance and related benefits will be paid by the first quarter of fiscal 2012.

In relation to the fiscal 2010 restructuring actions, we made cash payments of approximately $4.9 million for severance pay and related benefits during the first six months of fiscal 2011.  In addition, we recorded a $0.7 million reduction related to the fourth quarter of fiscal 2010 accrual, primarily as a result of an increase in accruals for severed employees of $0.5 million offset by a $1.2 million reduction related to a decrease in the number of affected employees. As of November 30, 2010, we had an accrual of $3.1 million for severance and related benefits.

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

Fiscal 2009 Q4.  On May 18, 2009, we initiated a plan to restructure our workforce in preparation for the fiscal 2010 vertical realignment of our organization. The restructuring involved the reduction of our workforce by approximately 150 employees and the consolidation of space in certain of our leased facilities. Actions related to this plan were completed by the end of our third quarter of fiscal 2010. The plan resulted in pre-tax charges of approximately $5.3 million for severance and related benefits and the consolidation of leased facilities resulted in pre-tax charges of approximately $3.8 million which we recorded in the fourth quarter of fiscal 2009. We expect the majority of the severance and related benefits to continue through the third quarter of fiscal 2011 while the leased facilities costs will be paid through December 2011.

In relation to the fiscal 2009 restructuring actions, we made cash payments of $0.4 million relating to severance and related benefits and $0.9 million related to the exited facilities during the first six months of fiscal 2011.  In addition, we recorded adjustments to the accruals of approximately $0.5 million for a reduction in expenses accrued related to exited leased facilities when the lessor agreed to reduce the period of the lease and $0.3 million relating to severance and related benefits.  As of November 30, 2010, we had an accrual of $1.9 million: $0.1 million for severance and related benefits and $1.8 million for the estimated fair value of our liability for the exited facilities.

Fiscal 2006 Restructuring

On April 26, 2006, in conjunction with our business combination with Intentia International AB (Intentia), we approved a plan designed to eliminate employee redundancies in both Intentia and Legacy Lawson.  These actions included the reduction of approximately 185 employees and the exit of or reduction in leased space.  In the first six months of fiscal 2011 we made cash payments of $0.6 million related to exited facilities. In the first quarter of fiscal 2011, we made adjustments to reduce lease exit costs of approximately $0.3 million for changes in estimates relating to the original lease restructuring plan when the lessor agreed to reduce the period of the lease.  This adjustment resulted in a reduction to acquired goodwill. The remaining accrual as of November 30, 2010, was $2.2 million for the exit of or reduction in leased space. We expect cash payments related to exited facilities or reduced space to continue through June 2012.  There were no such costs incurred in the second quarter of fiscal 2011.

As a result of our restructuring plans and the realignment of our workforce, we have experienced cost savings from the lower facility expenses and reduced headcount and we expect these savings to continue.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles primarily relates to the on-going amortization of intangibles acquired in our fiscal 2006 Intentia merger, our fiscal 2010 acquisition of Healthvision as well as other acquisitions. For the second quarter of fiscal 2011, amortization increased $0.8 million, or 42.8%, as compared to the second quarter of fiscal 2010. Year-to-date amortization of acquired intangibles increased $1.7 million, or 43.3%, compared to the first six months of fiscal 2010.  These increases were primarily due to the amortization of intangible assets acquired in our acquisition of Healthvision.  These increases were partially offset by decreases related to the amortization of certain intangible assets that are being amortized on an accelerated basis, which resulted in a higher rate of amortization in fiscal 2010 as compared to fiscal 2011, as well as certain intangibles being fully amortized in fiscal 2010 with no corresponding amortization recorded in the current periods of fiscal 2011.

Other Income (Expense), Net

Total other income (expense), net, consisting of interest income earned from cash, marketable securities and other investments, interest expense, and other associated costs, was a net expense of $3.8 million and $7.7 million for the second quarter and first six months of fiscal 2011 as compared to a net expense of $3.9 million and $7.8 million for the similar periods of fiscal 2010, respectively.

Provision for Income Taxes

	Three Months Ended		Quarterly Change		Six Months Ended		Year-to-Date Change
	November 30,		Fiscal 2011 vs. 2010		November 30,		Fiscal 2011 vs. 2010
(in thousands)	2010	2009	Dollars	Percent	2010	2009	Dollars	Percent
Income tax provision	$4,648	$6,493	$(1,845)	(28.4)%	$8,934	$15,258	$(6,324)	(41.4)%
Effective income tax rate	28.0%	70.2%			29.2%	63.6%

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

The change in the effective tax rate for the three and six months ended November 30, 2010 compared to the similar periods last year was primarily due to the jurisdictional mix of operating income in the respective periods.  In fiscal 2011 we have been profitable in certain foreign jurisdictions, which has allowed us to utilize the benefit of net operating losses, which are currently offset by valuation allowances, thereby reducing our effective rate as compared to last year when we incurred unbenefitted losses in certain jurisdictions.

As of November 30, 2010, we have recorded a liability of approximately $9.7 million for unrecognized tax benefits related to uncertain tax positions, all of which would affect earnings and the effective tax rate, if recognized.  We recognize interest accrued related to unrecognized tax benefits and penalties, if incurred, as a component of our income tax expense.  During the three and six months ended November 30, 2010, we recognized approximately $0.1 million and $0.2 million of interest, respectively, and had $1.3 million accrued for the payment of interest as of November 30, 2010.  Interest recognized for the three and six months ended November 30, 2009 was approximately $0.1 million and $0.2 million, respectively.

Non-GAAP Financial Measure Reconciliations

We believe our presentation of non-GAAP revenues, operating income, operating margin, net income and diluted net income per share provide meaningful insight into our operating performance and an alternative perspective of our results of operations.  We use these non-GAAP measures to assess our operating performance, develop budgets, serve as a measurement for incentive compensation awards and manage expenditures. Presentation of these non-GAAP measures allows investors to review our results of operations from the same perspective as management and our Board of Directors.  These non-GAAP financial measures provide investors an enhanced understanding of our operations, facilitate investors’ analysis and comparisons of our current and past results of operations, facilitate comparisons of our operating results with those of our competitors and provide insight into the prospects of our future performance. We also believe that the non-GAAP measures are useful to investors because they provide supplemental information that research analysts frequently use to analyze software companies including those that have recently made significant acquisitions.

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

	Three Months Ended				Six Months Ended
	November 30,		Period Change		November 30,		Period Change
	2010	2009	Fiscal 2011 vs. 2010		2010	2009	Fiscal 2011 vs. 2010
GAAP revenue	$187,462	$184,422	$3,040	1.6%	$362,122	$353,414	$8,708	2.5%
Non-GAAP revenue adjustments:
Purchase accounting impact on maintenance revenues	1,139	—			2,568	—
Purchase accounting impact on consulting revenues	346	—			866	—
Non-GAAP revenue adjustments	1,485	—			3,434	—

Non-GAAP revenue	$188,947	$184,422	$4,525	2.5%	$365,556	$353,414	$12,142	3.4%

	Three Months Ended				Six Months Ended
	November 30,		Period Change		November 30,		Period Change
	2010	2009	Fiscal 2011 vs. 2010		2010	2009	Fiscal 2011 vs. 2010
GAAP operating income	$20,472	$13,181	$7,291	55.3%	$38,215	$31,745	$6,470	20.4%
GAAP operating margin	10.9%	7.1%			10.6%	9.0%
Non-GAAP revenue adjustments	1,485	—			3,434	—
Non-GAAP costs/operating expense adjustments:
Amortization of purchased maintenance contracts	395	530			790	1,097
Stock-based compensation	4,181	4,433			9,130	7,001
Pre-merger claims reserve adjustment	(630)	(661)			(630)	(661)
Pension gain	—	—			(1,912)	—
Restructuring	(518)	4,676			(1,453)	4,751
Amortization of acquired intangibles	7,148	4,447			14,212	8,826
Total non-GAAP costs/operating expense adjustments	10,576	13,425			20,137	21,014

Non-GAAP operating income	$32,533	$26,606	$5,927	22.3%	$61,786	$52,759	$9,027	17.1%
Non-GAAP operating margin	17.2%	14.4%			16.9%	14.9%

	Three Months Ended				Six Months Ended
	November 30,		Period Change		November 30,		Period Change
	2010	2009	Fiscal 2011 vs. 2010		2010	2009	Fiscal 2011 vs. 2010
GAAP net income	$11,977	$2,754	$9,223	334.9%	$21,613	$8,731	$12,882	147.5%
Non-GAAP revenue adjustments	1,485	—			3,434	—
Non-GAAP costs/operating expense adjustments	10,576	13,425			20,137	21,014
Non-cash interest expense related to convertible debt	2,265	2,122			4,530	4,243
Tax provision adjustment (1)	(6,185)	(2,681)			(11,593)	(2,963)

Non-GAAP net income	$20,118	$15,620	$4,498	28.8%	$38,121	$31,025	$7,096	22.9%

	Three Months Ended				Six Months Ended
	November 30,		Period Change		November 30,		Period Change
	2010	2009	Fiscal 2011 vs. 2010		2010	2009	Fiscal 2011 vs. 2010
GAAP net income per diluted share	$0.07	$0.02	$0.05	327.8%	$0.13	$0.05	$0.09	147.9%
Purchase accounting impact on revenue	0.01	—			0.02	—
Amortization of purchased maintenance contracts	0.00	0.00			0.00	0.01
Stock-based compensation	0.02	0.03			0.05	0.04
Pre-merger claims reserve adjustment	(0.00)	(0.00)			(0.00)	(0.00)
Pension gain	—	—			(0.01)	—
Restructuring	(0.00)	0.03			(0.01)	0.03
Amortization of acquired intangibles	0.04	0.03			0.08	0.05
Non-cash interest expense related to convertible debt	0.01	0.01			0.03	0.03
Tax provision adjustment	(0.04)	(0.02)			(0.07)	(0.02)

Non-GAAP net income per diluted share (2)	$0.12	$0.09	$0.03	26.7%	$0.23	$0.19	$0.05	21.4

Weighted average shares - basic	163,460	161,402			163,026	161,256
Weighted average shares - diluted	167,902	165,164			167,558	164,635

(1)

We estimate an annual global effective non-GAAP tax rate by excluding non-GAAP adjustments on a jurisdictional basis which is applied throughout the fiscal year. The estimated annual global effective non-GAAP tax rate for fiscal 2011 is 35.0% and was 37.0% for fiscal 2010. The above tax provision adjustments were made to reflect these rates for the applicable periods.

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

Pre-Merger Claims Reserve Adjustment.  We have excluded the adjustment to our pre-merger claims reserve from our non-GAAP results. As part of the purchase accounting relating to our acquisition of Intentia, we established a reserve for Intentia customer claims and disputes that arose before the acquisition which were originally recorded to goodwill. As we are outside the period in which adjustments to such purchase accounting is allowed, adjustments to the reserve are recorded in our general and administrative expenses under GAAP. We do not consider the adjustments to this reserve established under purchase accounting in our assessment of our operating performance. Further, since this reserve was established in purchase accounting, the original charge was not reflected in our operating results. We believe that the exclusion of the pre-merger claims reserve adjustment provides investors an appropriate alternative view of our results of operations and facilitates comparisons of our results period-over-period.

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

Liquidity and Capital Resources

	Six Months Ended
	November 30,
Cash Flows (in thousands)	2010	2009	% Change
Cash provided by (used in):
Operating activities	$(88,045)	$(52,145)	68.8%
Investing activities	(12,771)	(7,769)	64.4
Financing activities	2,116	(576)	*NM
Effect of exchange rate changes on cash and cash equivalents	11,056	6,138	80.1
Net change in cash and cash equivalents	$(87,644)	$(54,352)	61.3%

*NM - Percentage not meaningful

	As of
	November 30,	May 31,
Capital Resources (in thousands)	2010	2010	% Change
Working capital	$169,299	$115,034	47.2%
Cash and cash equivalents	$288,273	$375,917	(23.3)%

As of November 30, 2010, we had $288.3 million in cash and cash equivalents and $169.3 million in working capital.  Our most significant source of operating cash flows is derived from license fees, maintenance services and consulting fees related to services provided to our customers. Days sales outstanding (DSO), which we calculate as net receivables at period-end divided by revenue for the quarter times 90 days in the quarter, was 52 and 54 as of November 30, 2010 and May 31, 2010, respectively.  Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services, and facilities.

On December 31, 2010, we acquired privately held Enwisen, a Novato, California-based company which provides SaaS human resource service delivery solutions, for $70.0 million in cash. See Note 17, Subsequent Event, for more information.

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

Cash Flows from Operating Activities

Net cash used in operating activities in the first six months of fiscal 2011 was $88.0 million. Uses of cash included $154.5 million related to working capital.  The cash used for working capital purposes included a $128.1 million decrease in our deferred revenue balances primarily related to the timing of annual service maintenance billings and recognition of maintenance revenues over the applicable term of these agreements as well as higher conversion rates related to our license fees revenues, $35.5 million decrease in accrued expenses and other liabilities primarily related to a reduction in accrued incentive compensation due to payment of fiscal year end incentives as well as a reduction in accrued severance due to payments made relating to our fiscal 2010 restructuring actions,

$5.0 million decrease in accounts payable and $6.5 million related to net income taxes payable/receivable.  These working capital uses of cash were partially offset by working capital sources of cash including a $10.4 million decrease in prepaid expenses and other assets primarily related to a change in the net fair value of our foreign currency forward contracts and a reduction in certain foreign value added tax receivables a net $10.2 million decrease in accounts receivable from our collection of customer accounts and lower revenue activity in the first six months of fiscal 2011 as compared to the similar period last year.  The working capital uses of cash were also offset by our net income of $21.6 million, which included non-cash charges of $27.7 million for depreciation and amortization, $9.1 million related to stock-based compensation, $2.5 million related to deferred income taxes, a $1.7 million provision for estimated warranty costs and doubtful accounts and $5.1 million in amortization of debt discount and the debt issuance costs related to our senior convertible notes.  While operating activities utilized cash during the first six months of fiscal 2011, we expect to generate positive cash flows in the remainder of the fiscal year primarily due to the timing of our maintenance billings and collection of related receivables.  Furthermore, as in previous years, we expect cash flows from operating activities to be positive for the full fiscal year.

Cash Flows from Investing Activities

Net cash used by investing activities was $12.8 million for the six months ended November 30, 2010.  The primary uses of cash were $9.5 million used to purchase property and equipment primarily related to continued investments in our global information technology and business system infrastructure and $3.0 million used to purchase marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.1 million for the first six months of fiscal 2011.  Cash provided by financing activities during the period included $3.8 million related to the exercise of stock options and the issuance of shares of our common stock under our ESPP.  These sources of cash were somewhat offset by $1.7 million used to repurchase shares of our common stock pursuant to our Board authorized share repurchase program and $1.3 million used to make payments on our long-term debt and capital lease obligations.

Effect of Exchange Rate Changes

For the six months ended November 30, 2010, changes in foreign currency exchange rates resulted in an $11.1 million increase in our cash and cash equivalents.  Exchange rate changes increased our cash and cash equivalents by $6.1 million during the six months ended November 30, 2009.

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

We did not repurchase any shares of our common stock during the second quarter of fiscal 2011.  From inception of the repurchase program through November 30, 2010, we have used $272.7 million to repurchase 33.1 million shares at an average price of $8.23 per share.  The repurchased shares are recorded as treasury stock and result in a reduction to our stockholders equity.  The shares will be used for general corporate purposes.  As of November 30, 2010, the maximum dollar value of shares that may yet be purchased under this program was $ 127.3 million.

Credit Facilities

We have an uncommitted credit facility that consists of a guarantee line with Skandinaviska Enskilda Banken (SEB) in the amount of $4.3 million (30.0 million SEK). We had no borrowings outstanding under this line as of November 30, 2010.

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

Lehman Brothers was one of the original purchasers of our senior convertible notes. None of the net proceeds from the offering are on deposit with Lehman Brothers or any of its affiliates. In conjunction with the issuance of the notes, we also entered into a convertible note hedge transaction with Lehman OTC, an affiliate of Lehman Brothers. In a separate agreement, we entered into a warrant transaction with Lehman OTC. Together, these transactions were designed to reduce the potential dilution resulting from the potential conversion of our senior convertible notes into shares of common stock and effectively increased the conversion price of the notes to $15.58 per share from the initial conversion price of $12.02 per share. We paid $57.7 million ($35.7 million net of tax benefit) to acquire the call options and received $34.2 million as a result of the sale of the warrants. The purchase of the call options was recorded as a reduction to stockholders’ equity and the sale of the warrants was recorded as an increase to stockholders’ equity in accordance with applicable FASB guidance.

The bankruptcy filing by Lehman OTC was an event of default under the hedge transaction and warrant agreements. As a result of that default, we exercised our rights to terminate both the hedge transaction and the warrant transaction on October 10, 2008. As a result of our termination of the hedge transaction, terms of the original transaction provided us the right to seek recovery from Lehman OTC equal to the termination-date fair value of the common stock option instrument we issued in connection with the hedge transaction. At the time of termination, the instrument ceased being a hedge instrument and was effectively replaced by our claim against Lehman OTC. Accordingly, for financial reporting purposes, we recorded the estimated fair value of the related hedge transaction asset and the warrant liability during the second quarter of fiscal 2009, resulting in a decrease in our stockholders’ equity equal to the net amount of the recorded asset and liability. As part of the convertible note hedge transaction, Lehman OTC agreed to have Lehman Holdings guarantee certain obligations of Lehman OTC. Based on the developments in the bankruptcy proceeding, we do not have a claim against Lehman Holdings for the guaranty agreed to by Lehman OTC.

On June 4, 2009, counsel for Lehman Holdings and Lehman OTC demanded payment from us of the termination-date fair value of the warrant, asserted that in the contracts we have waived the right to setoff against the amounts owed to us under the hedge transaction and claimed we violated the bankruptcy stay in asserting offset rights. We have refused payment and contend that the U.S. Bankruptcy Code gives us legal rights of offset in this dispute. Lehman OTC disagrees with our contention and claims that we waived our right of offset under the terms of the original transaction documents. As of the date of this filing we are continuing our discussions with representatives of Lehman OTC regarding the resolution of the offset issue as well as other issues surrounding the hedge transaction asset and the warrant liability, including their proper valuation. We continue to closely monitor the Lehman Holdings bankruptcy situation, the liquidation of Lehman Brothers, as well as the Lehman OTC bankruptcy and our legal rights under our contractual relationships with Lehman OTC and Lehman Brothers.

For financial reporting purposes, we estimated the fair value of the hedge transaction asset and the warrant liability using the Black-Scholes option pricing model and considered the credit risk of Lehman OTC. The fair value of these obligations recorded for financial reporting purposes may differ from the values ultimately determined in various legal proceedings, including actions of the U.S. bankruptcy court. If the ultimate settlement of either of these obligations differs from the recorded amounts, we will be required to recognize any related gain or loss in our results of operations in the period such settlement is known. As of November 30, 2010, our claim against Lehman OTC and Lehman OTC’s claim against us have not been settled.

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

Restricted Cash

We had approximately $10.8 million of restricted cash as of November 30, 2010, of which approximately $0.6 million and $10.2 million have been classified as current and non-current, respectively, on our Condensed Consolidated Balance Sheets. The non-current portion relates primarily to the $9.1 million held on our account at LBI. See Note 16, Repurchase of Common Shares, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information. The remainder of the restricted cash balance relates to various collateral arrangements related to our property leases worldwide.

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Current Report on Form 8-K filed with the SEC on October 8, 2010, total contractual obligations at May 31, 2010, were $327.9 million not including an estimated liability for uncertain tax positions.  At November 30, 2010, we had recorded a liability for uncertain tax positions of $9.7 million. Over the next 12 months, we do not expect any significant cash payments related to these uncertain tax positions but we do expect that significant amounts of uncertain tax positions will reverse as a result of lapses of statutes of limitations.  See Note 11, Income Taxes, in Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q, for further discussion.

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

We have entered into operating leases for most of our U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are sometimes referred to as a form of off-balance-sheet financing. As of November 30, 2010, we leased facilities and certain equipment under non-cancelable operating leases expiring between calendar year 2010 and 2018.  Rent expense under operating leases for the first three months and six months of fiscal 2011 was $7.0 million and $13.5 million, compared to $6.6 million and $13.3 million for the similar periods of fiscal 2010, respectively.

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

We do not use forward contracts for trading purposes. Our foreign currency forward contracts are generally short-term in nature, typically maturing within 90 days or less. We mark to market all contracts at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The net fair value of our foreign currency forward contracts was a net asset of $3.5 million and $6.5 million as of November 30, 2010 and May 31, 2010 and was included in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets. See Note 9, Fair Value Measurements, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for additional information.  For the three and six month period ended November 30, 2010, we recorded a net realized and unrealized gain of $1.5 million and a net realized and unrealized loss of $0.2 million, respectively, related to foreign currency forward contracts, as compared to net losses of $1.6 million and $5.9 million for the similar periods last year.  All gains and losses from foreign currency forward contracts have been classified as general and administrative expense in our Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in Notes to Condensed Consolidated Financial Statements of this Form 10-Q for information regarding recently issued accounting pronouncements that may impact our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in our Current Report on Form 8-K for filed with the SEC on October 8, 2010, our major market risk exposure relates to adverse changes in foreign currency exchange rates and adverse fluctuations in interest rates with respect to our senior convertible notes. We believe our exposure associated with these market risks has not changed materially since May 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of November 30, 2010.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended November 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Patent Infringement Lawsuit by ePlus.  As previously discussed in the quarterly report filed on Form 10-Q for our fiscal quarter ended August 31, 2010:  on May 19, 2009, ePlus, Inc. filed a lawsuit in the United States District Court for the Eastern District of Virginia against Lawson Software, Inc., Perfect Commerce, Inc., SciQuest, Inc. and Verian Technologies, Inc.  The other three defendants subsequently entered into separate confidential settlements and the court dismissed their parts of the lawsuit. The May 2009 complaint alleges that Lawson’s supply chain products infringe three U.S. patents owned by ePlus.  In that complaint, ePlus sought damages in an undisclosed amount, enhancement of those damages, an attorneys’ fee award and an injunction against further infringement.  In May 2010, ePlus quantified its damages claim based on an alleged 5.0% to 6.0% royalty on all license, maintenance and services revenues in the United States since November 2003 for a wide range of Lawson’s supply chain products as well as service-related revenues.  Those alleged royalty damages totaled $28.0 to $33.0 million or more, and all or part of that award could have been increased up to treble damages by the court, at its discretion, if ePlus proved willful infringement by Lawson.  However, on September 9, 2010, the court issued an order precluding ePlus from seeking damages at trial.  At the trial, which started on January 4, 2011, if ePlus proves infringement and the patents are not invalidated, ePlus can seek only post-trial relief such as an injunction during the remaining life of the patents.  If ePlus proves infringement, the court also has discretion to require Lawson to reimburse ePlus for its legal fees and costs if it finds the case to be exceptional.  We are vigorously defending this case because we believe we have meritorious defenses, including non-infringement and patent invalidity.  If we are not successful in obtaining resolution during the trial, at the conclusion of the trial the jury will decide whether or not ePlus has proved that Lawson has infringed, and whether or not Lawson has proved that the patents are invalid.  If the jury finds that Lawson failed to prove invalidity of the patents, and if the jury finds that ePlus has proved infringement, then the court will determine whether ePlus has shown a right to post-trial relief such as an injunction.  Given the inherent unpredictability of litigation and jury trials, as well as the right of either party to appeal an unfavorable decision, we cannot at this time estimate the possible outcome of this lawsuit. Because patent litigation is time consuming and costly to defend, we will continue to incur significant costs defending this case. In addition, in the event of an unfavorable outcome in this matter, it could have a material adverse effect on our future results of operations or cash flows.  If ePlus prevails in this lawsuit, we could by agreement or otherwise be required to pay a royalty to ePlus on the sale of certain products and services in the future, and if we could not reach agreement with ePlus on the amount or scope of that royalty, we would have to either stop the sale of those products and services or make modifications to avoid infringement and there is no assurance that those modifications will be readily possible.

Patent Infringement Lawsuit by JuxtaComm.  As previously discussed in the quarterly report filed on Form 10-Q for our fiscal quarter ended August 31, 2010:  on January 21, 2010, JuxtaComm-Texas Software, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas against Lawson Software, Inc., Lawson Software Americas, Inc. and 20 other defendants.  One of the defendants, Seco Tools, Inc. is a Lawson customer.  Under the terms of our customer license agreement, we have agreed to defend and indemnify Seco Tools in this lawsuit.  The complaint alleges that Lawson and the other defendants infringe United States Patent No. 6,195,662 entitled “System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems.”  JuxtaComm seeks damages in an undisclosed amount, enhancement of those damages, an attorneys’ fee award and an injunction against further infringement.  On April 22, 2010, JuxtaComm filed an amended complaint, naming Lawson ProcessFlow Integrator and Lawson System Foundation, as well as any products and/or services in the Lawson S3 and Lawson M3 product lines, as allegedly infringing.  We are vigorously defending this case.  Given the inherent unpredictability of litigation and jury trials, we cannot at this time estimate the possible outcome of this lawsuit. Because patent litigation is time consuming and costly to defend, we could incur significant costs defending this case. In addition, in the event of an unfavorable outcome in this matter, it could have a material adverse effect on our future results of operations or cash flows.

Patent Infringement Lawsuit by Aloft Media.  As previously discussed in the quarterly report filed on Form 10-Q for our fiscal quarter ended August 31, 2010:  on May 14, 2010, Aloft Media, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas against Lawson Software, Inc., Lawson Software Americas, Inc. and 12 other defendants. The complaint alleges that Lawson’s Planning Workbench for Food and Beverage software product, and possibly other software products, infringe United States Patent Nos. 7,593,910 and 7,596,538, which are each entitled “Decision-Making System, Method and Computer Program Product.” Aloft Media sought, in undisclosed amounts, damages, costs, expenses, interest and royalties. On November 20, 2010, Lawson and Aloft Media reached a settlement with respect to this lawsuit and for certain releases and licenses.  On November 30, 2010, the Court dismissed all parties’ claims with prejudice.  The settlement of this lawsuit did not have a material impact on our financial position, results of operations or cash flows.

Class Action Overtime Lawsuit.  As previously discussed in the quarterly report filed on Form 10-Q for our fiscal quarter ended August 31, 2010: on May 20, 2008, a putative class action lawsuit was filed against us in the United States District Court for the Southern District of New York on behalf of current and former business, systems, and technical consultants. The suit, Cruz, et. al., v. Lawson Software, Inc. et. al., alleged that we failed to pay overtime wages pursuant to the Fair Labor Standards Act (FLSA) and state law, and alleged violations of state record-keeping requirements. The suit also alleged certain violations of ERISA and unjust enrichment. Relief sought includes back wages, corresponding 401(k) plan credits, liquidated damages, penalties, interest and attorneys’ fees. We successfully moved the case from the United States District Court for the Southern District of New York to the District of Minnesota. The Minnesota Federal District Court conditionally certified the case under the FLSA as a collective action and granted our motion to dismiss the two ERISA counts and the state wage and hour claims.  Plaintiffs moved for Rule 23 class certification but the Court denied their motion.  At the present time, the size of the class is limited to the 68 consultants who elected to participate in the lawsuit by filing opt-in forms.  The overtime period at issue is two years, which would be increased to three years if the plaintiffs proved that the Company intentionally violated the applicable wage and hour laws.  The plaintiffs’ damages expert claims total aggregate damages of $10.3 million for a two year period for the 68 consultants and an additional $2.9 million in aggregate damages if the overtime period is three years.  Given the inherent unpredictability of litigation and jury trials, we cannot at this time estimate the possible outcome of this lawsuit.  On June 30, 2010, Lawson filed a motion to de-certify the FLSA collective action, which, if granted, would limit the action to the five named plaintiffs.  On September 15, 2010, we filed a motion for summary judgment asking for dismissal of remaining class members based on their performance of exempt duties and/or making more than $100,000 per year.  The court heard both of these motions on November 12, 2010, and we are waiting to receive a decision which is expected during the early part of 2011.  If the court does not grant that dismissal, we have alternatively requested that the limitation period be two years instead of three.  In the event of an unfavorable outcome in this matter, it could have a material adverse effect on our future results of operations or cash flows.

Intentia Premerger Claims Reserve. We have accumulated information regarding Intentia customer claims and disputes that arose before our acquisition of Intentia in April 2006. The initial purchase accounting accrual for these claims and disputes was recorded in fiscal 2006.  The accrual has been adjusted since that time to reflect current estimates of the applicable reserve requirements and to record resolution and/or settlement of certain claims.  In the second quarter of fiscal 2011, the remaining reserve was consumed through a combination of cash payments, accounts receivable write-offs and free services and adjusted to bring the balance to zero as of November 30, 2010.  The final adjustment to this reserve resulted in an accrual reversal of approximately $0.6 million which is included in general and administrative expenses in our Condensed Consolidated Statement of Operations for the second quarter of fiscal 2011.  We expense our defense costs during the period incurred. Any future accruals for these claims and disputes or any settlement costs or judgments will be expensed in the period incurred. We do not expect such future expense will be material to our future results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our common stock for the three months ended November 30, 2010.  In November 2006, our Board of Directors approved a share repurchase program of up to $100.0 million of our common stock.  The Board of Directors increased this maximum to $200.0 million in April 2007 and to $400.0 million on July 10, 2008.  As of November 30, 2010, approximately $127.3 million remained available for future share repurchases under the board approved program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Index to Exhibits on page 53 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 5, 2011

LAWSON SOFTWARE, INC.

	By:	/s/ STEFAN B. SCHULZ
Stefan B. Schulz
Senior Vice President and Chief Financial Officer (principal financial and accounting officer)

Exhibit Index

Exhibit Number	Description of Documents
10.1

The Agreement and Plan of Merger, dated December 17, 2010, between Lawson Software Americas, Inc. and Enwisen, Inc.

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

*              Interactive Data Files in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at November 30, 2010 and May 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended November 30, 2010 and November 30, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended November 30, 2010 and November 30, 2009, and (iv) Notes to Condensed Consolidated Financial Statements.  In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.