Form 10-Q
period 2011-02-28
Lawson Software, Inc.
filed 2011-04-01
CIK 1344632

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011

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

The number of shares of the registrant’s common stock outstanding on March 25, 2011 was 163,955,268.

LAWSON SOFTWARE, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	February 28, 2011	May 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$302,189	$375,917
Restricted cash - current	9,127	654
Trade accounts receivable, net	113,361	117,976
Income taxes receivable	6,378	4,664
Deferred income taxes - current	21,371	18,957
Prepaid expenses and other current assets	35,963	51,945
Total current assets	488,389	570,113

Restricted cash - non-current	1,145	10,070
Property and equipment, net	50,880	54,671
Goodwill	634,729	525,576
Other intangible assets, net	178,769	159,665
Deferred income taxes - non-current	40,384	38,144
Other assets	13,474	13,805
Total assets	$1,407,770	$1,372,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Long-term debt - current	$2,273	$2,646
Accounts payable	13,704	12,085
Accrued compensation and benefits	60,287	76,102
Income taxes payable	982	2,271
Deferred income taxes - current	7,422	5,605
Deferred revenue - current	220,180	319,797
Other current liabilities	29,919	36,573
Total current liabilities	334,767	455,079

Long-term debt - non-current	230,387	224,143
Deferred income taxes - non-current	59,580	42,834
Deferred revenue - non-current	10,263	8,363
Other long-term liabilities	13,784	16,456
Total liabilities	648,781	746,875

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 750,000 shares authorized; 204,112 and 202,919 shares issued, respectively; 163,756 and 162,045 shares outstanding, at February 28, 2011 and May 31, 2010, respectively	2,041	2,029
Additional paid-in capital	895,872	887,349
Treasury stock, at cost; 40,356 and 40,874 shares at February 28, 2011 and May 31, 2010, respectively	(324,774)	(326,925)
Retained earnings	96,753	53,742
Accumulated other comprehensive income	89,097	8,974
Total stockholders’ equity	758,989	625,169
Total liabilities and stockholders’ equity	$1,407,770	$1,372,044

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Revenues:
License fees	$33,766	$31,804	$84,636	$86,110
Maintenance services	97,449	89,080	289,594	259,662
Software revenues	131,215	120,884	374,230	345,772
Consulting	64,798	65,083	183,905	193,609
Total revenues	196,013	185,967	558,135	539,381

Cost of revenues:
Cost of license fees	6,166	6,595	18,144	16,929
Cost of maintenance services	17,692	17,352	52,267	49,833
Cost of software revenues	23,858	23,947	70,411	66,762
Cost of consulting	56,546	59,249	163,670	171,027
Total cost of revenues	80,404	83,196	234,081	237,789

Gross profit	115,609	102,771	324,054	301,592

Operating expenses:
Research and development	24,176	22,760	69,237	65,651
Sales and marketing	42,897	42,919	120,539	118,796
General and administrative	23,115	21,665	66,612	61,397
Restructuring (Note 3)	(233)	1,154	(1,686)	5,905
Amortization of acquired intangibles	3,400	2,699	8,883	6,524
Total operating expenses	93,355	91,197	263,585	258,273

Operating income	22,254	11,574	60,469	43,319

Other income (expense), net:
Interest income	407	128	1,169	691
Interest expense	(4,121)	(4,073)	(12,405)	(12,232)
Other income (expense), net	4,301	165	4,155	5
Total other income (expense), net	587	(3,780)	(7,081)	(11,536)

Income before income taxes	22,841	7,794	53,388	31,783
Provision for income taxes	1,443	6,126	10,377	21,384
Net income	$21,398	$1,668	$43,011	$10,399

Net income per share:
Basic	$0.13	$0.01	$0.26	$0.06
Diluted	$0.13	$0.01	$0.26	$0.06

Weighted average common shares outstanding:
Basic	163,978	161,412	163,340	161,308
Diluted	168,736	165,367	167,912	164,901

The accompanying Notes are an integral part of the Condensed Consolidated Financial Statements

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	February 28,
	2011	2010
Cash flows from operating activities:
Net income	$43,011	$10,399
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	42,447	33,331
Amortization of debt issuance costs	780	780
Amortization of debt discount	6,796	6,365
Deferred income taxes	5,862	5,865
Provision for doubtful accounts	(82)	989
Warranty provision	2,927	3,544
Gain on sale of marketable securities	(1,193)	—
Net loss on disposal of assets	9	7
Excess tax benefits from stock transactions	(1,565)	(494)
Share-based compensation expense	13,392	13,258
Changes in operating assets and liabilities (net of acquisitions):
Trade accounts receivable	11,498	34,483
Prepaid expenses and other assets	17,367	16,943
Accounts payable	867	(13,746)
Accrued expenses and other liabilities	(39,112)	(27,741)
Income taxes payable/receivable	(8,233)	3,549
Deferred revenue	(109,503)	(95,963)
Net cash used in operating activities	(14,732)	(8,431)

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(70,000)	(160,000)
Change in restricted cash	(515)	27
Purchases of marketable securities and investments	(3,006)	—
Proceeds from maturities and sales of marketable securities and investments	4,199	4
Purchases of property and equipment	(13,092)	(13,949)
Net cash used in investing activities	(82,414)	(173,918)

Cash flows from financing activities:
Principal payments on long-term debt	(977)	(1,231)
Payments on capital lease obligations	(898)	(2,044)
Cash proceeds from exercise of stock options	5,811	2,021
Excess tax benefit from stock transactions	1,565	494
Cash proceeds from employee stock purchase plan	1,975	1,697
Repurchase of common stock	(4,113)	(7,423)
Net cash provided by (used in) financing activities	3,363	(6,486)

Effect of exchange rate changes on cash and cash equivalents	20,055	366

Net decrease in cash and cash equivalents	(73,728)	(188,469)
Cash and cash equivalents at the beginning of the period	375,917	414,815
Cash and cash equivalents at the end of the period	$302,189	$226,346

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

The unaudited Condensed Consolidated Financial Statements and Notes are presented as permitted by the requirements for Form 10-Q and do not contain all the information and disclosures included in our annual Consolidated Financial Statements and Notes as required by U.S. GAAP. The Condensed Consolidated Balance Sheet data as of May 31, 2010, and other amounts presented herein as of May 31, 2010, or for the year then ended, were derived from our audited financial statements.  The accompanying interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related Notes for the fiscal year ended May 31, 2010, included in our Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on October 8, 2010. The results of operations for our interim periods are not necessarily indicative of results to be achieved for our full fiscal year.

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

Business Segments

During fiscal 2009 and prior years, we operated as one business segment, the development and marketing of computer software and related services including consulting, maintenance and customer support. Beginning in the first quarter of fiscal 2010, we reorganized our operations to provide greater focus on and better serve our targeted vertical markets. With this strategic organizational change, including a workforce realignment, we determined that we had three reportable segments that aligned with our three industries groups: S3 Strategic Industries, M3 Strategic Industries and General Industries.  We have re-evaluated our vertical organizational structure and have reorganized certain management and reporting responsibilities effective June 1, 2010; eliminating our General Industries reportable segment and redistributing responsibility for management of the vertical markets that were part of this segment into our S3 and M3 business segments. We believe the consolidation of our General Industries segment into our S3 and M3 Industries segments will help us drive more efficiencies and better manage our operations.  Commensurate with this organizational change, we have revised our segment reporting such that we report operating results for two reportable segments beginning in the first quarter of fiscal 2011: S3 Industries and M3 Industries.  Prior periods’ segment information has been retrospectively adjusted to reflect the two segment structure. In connection with this change in organizational structure, we also revised the measure of operating performance that we use to assess segment operating performance from segment controllable margin to segment operating income. The primary difference between segment controllable margin and segment operating income is that our segment operating income includes an allocation of expenses for non-dedicated resources. We have retrospectively adjusted our segment profit measures to reflect segment operating income. See Note 15, Segment and Geographic Information, for a description of segment operating income.

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

Our year-to-date results for fiscal 2011 include reductions to net income of approximately $0.6 million. In the first quarter of fiscal 2011, net income was increased by approximately $0.3 million due to 1) $0.6 million related to a pension settlement gain (see Note 13, Comprehensive Income) that should have been recorded primarily in the third quarter of fiscal 2010 and 2) $0.3 million related to a value-added tax asset write-off that should have been recorded in the second quarter of fiscal 2010. In the second quarter of fiscal 2011, net income was reduced by approximately $1.1 million due to 1) a $0.3 million reduction in net income related to the pay-off of a note receivable that should have been recorded during fiscal 2008, fiscal 2009 and fiscal 2010 and 2) a $0.8 million decrease in net income related to the currency revaluation of certain value-added tax liabilities that should have initially resulted in a reduction in net income during fiscal 2009 ($0.8 million) and fiscal 2010 ($0.7 million).  In the third quarter of fiscal 2011, net income increased by approximately $0.2 million related to the recognition of deferred license revenue that should have been recognized in fiscal 2010.

Our results for the first nine months of fiscal 2010 include reductions to net income of approximately $0.9 million that should have been reported in other fiscal years.  Net income was reduced due to 1) an additional $1.8 million of income tax provision recorded primarily in the first quarter of fiscal 2010 that should have been recorded as a reduction to net income in fiscal 2009 and 2) an increase of $0.9 million recorded in the first quarter of fiscal 2010 related to the reversal of a services loss reserve that should have been reversed in fiscal 2008.

2. Summary of Significant Accounting Policies

Except to the extent updated or described below, a detailed description of our significant accounting policies can be found in Lawson’s Current Report on Form 8-K for the fiscal year ended May 31, 2010, filed with the SEC on October 8, 2010.  The following Notes should be read in conjunction with such policies and other disclosures contained therein.

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

	Net Asset		Net Liability
	Prepaid Expenses and Other Current Assets		Other Current Liabilities
	February 28,	May 31,	February 28,	May 31,
	2011	2010	2011	2010
Fair values of derivatives not designated as hedging instruments:
Foreign currency forward contracts	$—	$6,527	$1,479	$—

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Gain (loss) recognized for derivatives not designated as hedging instruments:
Foreign currency forward contracts	$(5,487)	$5,125	$(5,731)	$(795)

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash equivalents, marketable securities, trade accounts receivable and accounts payable and foreign currency forward contracts for which the current carrying amounts approximate fair values, primarily due to their short periods to maturity. Our long-term debt is carried at its face value, net of applicable debt discount.  The estimated fair value of our 2.5% senior convertible notes, including current maturities, was $257.6 million as of February 28, 2011, based on quoted market prices. The remainder of our long-term debt has fair values that are not materially different from their aggregate carrying values of $3.4 million.

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

Following is a rollforward of our warranty reserve (in thousands):

Balance, May 31, 2010	$8,494
Provision	2,927
Write-offs	(2,298)
Currency translation effect	238
Balance, February 28, 2011	$9,361

3. Restructuring

Over the past several years, we have pursued certain restructuring actions to improve our operational efficiency and reduce our operating costs.  These cost reduction measures included workforce reductions relating to restructuring our workforce and the vertical realignment of our organization, and the exiting of certain leased facilities and the consolidation of space in certain other facilities.  We have recorded restructuring charges related to these actions including severance and related benefits and costs associated with the exit of or reduction in leased space.  The specific actions are discussed below.  The original charges were based on management’s estimate of applicable severance and related benefits to be incurred and the estimated fair value of our liability related to exited leased facilities.  These estimated costs are subject to change based on actual costs incurred or changes in estimates and assumptions used in determining the value of these obligations.  Any change in the related accruals is recorded in the period identified.

The following table sets forth the reserve activity related to our restructuring plans for the nine months ended February 28, 2011 (in thousands):

	Restructuring Actions
	Fiscal	Fiscal	Fiscal
	2010	2009	2006	Total
Balance, May 31, 2010	$8,137	$3,722	$2,915	$14,774
Cash payments - severance and related benefits	(6,349)	(464)	—	(6,813)
Cash payments - exited leased facilities	—	(1,414)	(860)	(2,274)
Adjustments to provision	(893)	(793)	—	(1,686)
Adjustments to provision - goodwill	—	—	(307)	(307)
Currency translation effect	773	376	295	1,444
Balance, February 28, 2011	$1,668	$1,427	$2,043	$5,138

Reserve - severance and related benefits	$1,668	$40	$—	$1,708
Reserve - exited leased facilities	—	1,387	2,043	3,430
Balance, February 28, 2011	$1,668	$1,427	$2,043	$5,138

The remaining reserve accrual related to severance and related benefits is included in accrued compensation and benefits and the reserve accrual related to exited leased facilities is included in other current liabilities in our Condensed Consolidated Balance Sheets as of February 28, 2011.

Fiscal 2010 Restructurings

Fiscal 2010 Q2.  On September 30, 2009, we approved a plan to further restructure our workforce.  Under this plan, we reduced our workforce by approximately 65 employees.  The majority of the reductions occurred within our consulting practice in our EMEA region.  These actions were undertaken as a further refinement of our vertical organization, including a resizing of our services business to leverage our partner channels, and in light of demand for our consulting and implementation services in EMEA at that time. The majority of the actions related to this plan were completed by the end of the second quarter of fiscal 2010.  The restructuring action resulted in pre-tax charges of $4.6 million for severance pay and related benefits which we recorded in the second quarter of fiscal 2010.  Substantially all of this amount will result in future cash expenditures.  In fiscal 2011, we recorded a $0.1 million reduction to this accrual, primarily as a result of a decrease in the number of affected employees.  We expect that the majority of the remaining severance and related benefits will be paid by the fourth quarter of fiscal 2011.

Fiscal 2010 Q4.  On May 27, 2010, we approved and began implementing a plan to restructure our workforce including the elimination of approximately 150 employees. The workforce reduction related primarily to our M3 operations in Europe, the U.S. and Manila.  Departures of affected personnel were substantially complete by the end of the first quarter of fiscal 2011.  In connection with these actions we recorded pre-tax charges of $7.1 million in the fourth quarter of fiscal 2010 for severance pay and related benefits; substantially all of which will result in future cash expenditures.  In fiscal 2011, we recorded a $0.8 million reduction to this accrual, primarily due to a $1.2 million reduction related to a decrease in the number of affected employees as a result of certain employees taking other positions within the Company somewhat offset by an increase in accruals for severed employees of $0.4 million.  We expect that the majority of the remaining severance and related benefits will be paid by the first quarter of fiscal 2012.

Fiscal 2009 Restructurings

Fiscal 2009 Q2.  On November 18, 2008, we announced the implementation of cost reduction measures in light of the uncertainty in global economic conditions and in light of other operating margin improvement initiatives. These cost reduction initiatives included a restructuring plan resulting in the reduction of approximately 285 employees and the exiting of certain leased facilities.  In relation to these actions we recorded a pre-tax charge of approximately $7.9 million in the second quarter of fiscal 2009 and an additional $3.4 million in the third quarter of fiscal 2009. Actions related to severance were substantially completed by February 28, 2009 and applicable cash payments were completed thereafter.  We expect payments related to the exited facilities to continue through November 2011.

Fiscal 2009 Q4.  On May 18, 2009, we initiated a plan to restructure our workforce in preparation for the fiscal 2010 vertical realignment of our organization. The restructuring involved the reduction of our workforce by approximately 150 employees and the consolidation of space in certain of our leased facilities.  Actions related to this plan were completed by the end of our third quarter of fiscal 2010. The plan resulted in pre-tax charges of approximately $5.3 million for severance and related benefits and the consolidation of leased facilities resulted in pre-tax charges of approximately $3.8 million which we recorded in the fourth quarter of fiscal 2009.  In fiscal 2011, we recorded adjustments to these accruals of approximately $0.5 million for a reduction in expenses accrued related to exited leased facilities when the lessor agreed to reduce the period of the lease and $0.3 million primarily as a result of a decrease in the number of affected employees.  Substantially all severance and related benefits have been paid as of the third quarter of fiscal 2011 while the leased facilities costs will be paid through December 2011.

Fiscal 2006 Restructuring

On April 26, 2006, in conjunction with our business combination with Intentia International AB (Intentia), we approved a plan designed to eliminate employee redundancies in both Intentia and Legacy Lawson.  These actions included the reduction of approximately 185 employees and the exit of, or reduction in, leased space.  In the first quarter of fiscal 2011, we made adjustments to reduce lease exit costs of approximately $0.3 million for changes in estimates relating to the original lease restructuring plan when the lessor agreed to reduce the period of the lease.  This adjustment resulted in a reduction to acquired goodwill. We expect cash payments related to exited facilities or reduced space to continue through June 2012.

As a result of our restructuring plans and the realignment of our workforce, we have experienced cost savings from the lower facility expenses and reduced headcount and we expect these savings to continue.

4. Business Combinations

We use the acquisition method to account for acquisitions in accordance with the FASB guidance on accounting for business combinations.  Under the acquisition method, total purchase consideration is allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as estimated on the acquisition date.  The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired is recorded as goodwill within our applicable industries segment. See Note 7, Goodwill and Intangible Assets.  We believe the goodwill related to these acquisitions arises from the benefits we expect to achieve from the additional revenue potential provided by our expanded product offerings and increased access to customers in the applicable industry verticals within our industries segments.

We are responsible for determining the fair values of acquired assets and liabilities assumed. These fair values are based on our estimates as of the applicable acquisition dates and are based on a number of factors including valuations.  Identified intangible assets acquired generally include existing technology, existing customer relationships and trade names.  We use variations of the income approach method to value the intangible assets.  Under these methods, fair value is estimated based upon the present value of cash flows that the applicable asset is expected to generate.  For the Healthvision and Enwisen acquisitions, the valuation of the existing technology and trade names were based on the relief-from-royalty method and existing customer relationships are valued using the excess earnings method.  The royalty rates used in the relief-from-royalty method were based on both a return-on-asset method and market comparable rates.

The estimates and assumptions used in valuing acquired assets and assumed liabilities related to an acquisition are inherently uncertain and may require adjustment.  In some cases, all the information required to estimate these fair values, allocate purchase price and measure goodwill may not be available on the acquisition date or as of the applicable reporting period.  In those instances, we provide provisional amounts when necessary in order to record the transaction.  These provisional amounts are to be adjusted and the allocation of purchase price finalized within a reasonable amount of time from the date of the acquisition; this is referred to as the measurement period and is not to exceed one year.  As information becomes available during the measurement period, we may update these provisional amounts and adjust the values of the assets acquired, liabilities assumed and recorded goodwill.  In addition, adjustments to our acquisition accounting during the measurement period may require us to revise prior period financial information when reissued in subsequent financial statements to reflect such adjustments. Revisions outside the measurement period are reflected in our results of operations in the period such adjustments are identified.

Enwisen

On December 31, 2010, we completed our acquisition of Enwisen, Inc. (Enwisen). Enwisen is a Novato, California-based company providing software-as-a-service (SaaS) human resource service delivery solutions.  The acquisition of Enwisen complements our human capital management (HCM) product offerings within our S3 Industries segment.  The addition of the Enwisen suite of applications to Lawson’s Human Capital Management offerings provides Lawson a broader solution set targeted at the HCM software market.

Under the agreement and plan of merger we acquired all of the outstanding shares of Enwisen stock for approximately $70.0 million in cash, net of approximately $2.1 million of acquired cash.  We funded the purchase price from our available cash.  The total purchase consideration is subject to certain post-closing adjustments and may include an additional $5.0 million in contingent cash consideration payable to the sellers if certain future performance and/or other conditions are met as detailed in the purchase agreement.

We have estimated the fair value of the contingent consideration to be $2.9 million.   Any future change in the estimated fair value of the contingent consideration, during the contingency period through settlement, will be recorded in our results of operations in the period of such change.  The potential undiscounted amount of future payments that we may be required to make related to the contingent consideration is between $0.0 and $5.0 million.

The following table summarizes our allocation of the total Enwisen purchase consideration of $72.9 million (in thousands):

Accounts receivable, net	$3,740
Identified intangible assets:
Existing technology	22,000
Existing customer relationships	12,500
Trade names	3,000
Goodwill	45,176
Deferred revenue	(3,585)
Deferred tax liabilities, net	(8,827)
All other net tangible assets (liabilities), net of cash acquired	(1,121)
Total fair value of purchase consideration	$72,883

The acquired intangible assets relating to Enwisen’s existing technology, existing customer relationships and trade names are being amortized over their estimated useful lives of seven, ten and ten years, respectively.  The goodwill from this transaction has been allocated to our S3 Industries segment. This goodwill is a non-deductible asset for income tax purposes.

Enwisen contributed revenues of $1.7 million for the period from our acquisition through February 28, 2011.  Transaction and merger related integration costs of $0.3 million associated with our Enwisen acquisition have been expensed as incurred and are reflected in our general and administrative expenses for the third quarter ended February 28, 2011.  Pro forma financial information related to Enwisen has not been presented as it was not material to our results of operations in the third quarter or year-to-date period ended February 28, 2011.

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

The acquired intangible assets relating to Healthvision’s existing technology, existing customer relationships and trade names are being amortized over their estimated useful lives of 10, 15 and 10 years, respectively.  The goodwill from this transaction has been allocated to our S3 Industries segment as it relates to our healthcare vertical.  We expect that $6.1 million of the goodwill we acquired will be deductible for income tax purposes.

The results of operations of Healthvision have been included in our Condensed Consolidated Statements of Operations from the  date of acquisition, January 11, 2011.  The unaudited pro forma financial information presented below is based on historical financial information of Lawson and Healthvision giving effect to the acquisition as if it had occurred on June 1, 2009.  In addition, we have applied certain assumptions and made pro forma adjustments primarily related to the amortization of acquired intangibles, recognition of deferred revenues, interest income, interest expense and the estimated impact on our income tax provision.  We believe that the assumptions used and the adjustments made are reasonable given the information available to us as of the date of this Form 10-Q.  This pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the acquisition occurred at such earlier times or of the results that may be achieved in the future.   In addition, these pro forma financial statements do not reflect the realization of any cost savings that we may achieve from operating efficiencies, synergies or other restructuring activities that may result from the acquisition.

The following table summarizes the unaudited pro forma financial information for the periods presented of the combined Lawson and Healthvision as if the acquisition closed at the beginning of fiscal 2010 (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	February 28,	February 28,
	2010	2010
Total revenues	$194,780	$577,674
Net income	$2,610	$13,984
Net income per share - basic	$0.02	$0.09
Net income per share - diluted	$0.02	$0.08

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

The fair value of restricted stock and restricted stock unit awards (together restricted stock awards) is estimated based on the grant date market value of our common stock.  For service-based restricted stock awards, compensation expense is recognized on a straight-line basis over the related service period.  For performance-based restricted stock awards vesting is based on obtaining certain performance targets (currently based on our non-GAAP revenues and non-GAAP net income per diluted share) and compensation expense is recognized over the related service period based on management’s assessment of the probability of meeting such targets.  In general, we begin to recognize applicable compensation expense when we believe it is probable that the related performance targets will be met.  No compensation expense is recorded, and any previously recognized expense reversed, when achievement of the performance target is not assessed as probable.  We assess the likelihood or probability of achieving the performance target for these awards at the end of each quarterly reporting period. These performance-based awards will be cancelled and forfeited if the applicable performance targets are not met.

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

The following table presents share-based compensation expense recognized in our Condensed Consolidated Statements of Operations, by category, for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Cost of revenues	$1,529	$1,976	$3,597	$3,776
Research and development	616	448	1,650	629
Sales and marketing	1,104	2,947	2,853	5,798
General and administrative	1,013	887	5,292	3,055
Share-based compensation expense, before income tax	4,262	6,258	13,392	13,258
Income tax benefit	(1,632)	(2,409)	(5,129)	(5,105)
Share-based compensation expense, net of tax	$2,630	$3,849	$8,263	$8,153

As of February 28, 2011, we had the following unrecognized share-based compensation which we expect to recognize over the weighted average periods indicated, assuming applicable performance targets related to performance-based awards will be met in the future (in thousands, recognition period in years):

	Outstanding Stock Options	Restricted Stock Awards
Unrecognized compensation expense	$9,917	$28,557
Recognition period	1.42	1.73

6. Trade Accounts Receivable

The components of our trade accounts receivable were as follows (in thousands):

	February 28,	May 31,
	2011	2010
Trade accounts receivable	$105,170	$107,204
Unbilled accounts receivable	11,415	14,259
Less: allowance for doubtful accounts	(3,224)	(3,487)
Trade accounts receivable, net	$113,361	$117,976

Unbilled accounts receivable represents revenue recognized on contracts for which billings have not yet been presented to our customers because the amounts were earned but not contractually billable as of the balance sheet date.

7. Goodwill and Intangible Assets

The change in the carrying amount of our goodwill by reportable segment for the nine months ended February 28, 2011, was as follows (in thousands):

	S3 Industries	M3 Industries	Total
Balance, May 31, 2010 (1)	$407,909	$117,667	$525,576
Goodwill acquired	45,176	—	45,176
Goodwill adjustments	539	(81)	458
Currency translation effect	47,404	16,115	63,519
Balance, February 28, 2011	$501,028	$133,701	$634,729

(1)          Reflects the reporting segment structure effective beginning in the first quarter of fiscal 2011.  In fiscal 2010 we operated under three segments before we refined our organizational structure.  See Note 15, Segment and Geographic Information.

Goodwill acquired during the first nine months of fiscal 2011 totaled $45.2 million related to our acquisition of Enwisen within our S3 Industries segment.  See Note 4, Business Combinations.

We recorded an adjustment of approximately $0.5 million to increase goodwill during the first nine months of fiscal 2011.  In the second quarter of fiscal 2011 we recorded adjustments to correct the amount of certain assets acquired and liabilities assumed related to our acquisition of Healthvision. The adjustments included a decrease in trade accounts receivable of approximately $0.7 million and a $0.1 million increase in deferred revenue, with a corresponding $0.8 million increase in goodwill.  These increases were somewhat offset by a first quarter adjustment reducing goodwill by $0.3 million which pertained to changes in estimates relating to our fiscal 2006 lease restructuring plan.  See Note 3, Restructuring.

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

Intangible assets subject to amortization were as follows (in thousands):

	February 28, 2011			May 31, 2010
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated		Estimated
	Amounts	Amortization	Net	Amounts	Amortization	Net	Useful Lives
Maintenance contracts	$22,940	$20,400	$2,540	$22,940	$19,343	$3,597	Term
Technology	165,137	73,559	91,578	141,646	59,284	82,362	3-10 years
Client lists	10,333	9,807	526	10,144	8,870	1,274	4-10 years
Customer relationships	116,037	38,591	77,446	95,866	27,339	68,527	12-15 years
Trademarks	12,757	6,211	6,546	8,945	5,141	3,804	2 years
Non-compete agreements	4,215	4,082	133	3,494	3,393	101	5 years
	$331,419	$152,650	$178,769	$283,035	$123,370	$159,665

We amortize our intangible assets using underlying cash flow projections, accelerated methods and straight-line methods which approximate the proportion of future cash flows estimated to be generated in each period over the estimated useful life of the applicable asset. The balances reflected in the above table as of February 28, 2011, include the $37.5 million of intangible assets acquired in our acquisition of Enwisen and applicable accumulated amortization.  See Note 4, Business Combinations.  Net intangible assets increased from May 31, 2010 to February 28, 2011 by approximately $5.1 million due to the effect of currency translation.

Amortization expense is reported as a component of cost of revenues and as amortization of acquired intangibles in our Condensed Consolidated Statements of Operations. The following table presents amortization expense for intangible assets recognized in our Condensed Consolidated Statements of Operations for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Amortization expense	$8,294	$7,055	$23,296	$16,978

We review our intangible assets for potential impairment whenever events or changes in circumstances indicate that their remaining carrying value may not be recoverable pursuant to the FASB guidance on accounting for the impairment or disposal of long-lived assets. No such events or circumstances occurred during the current quarter.

The estimated future annual amortization expense for identified intangible assets is as follows (in thousands):

2011 (remaining 3 months)	$8,595
2012	31,954
2013	29,454
2014	24,890
2015	27,934
Thereafter	55,942
$178,769

8. Deferred Revenue

The components of deferred revenue were as follows (in thousands):

	February 28,	May 31,
	2011	2010
License fees	$36,599	$39,221
Maintenance services	169,437	275,237
Consulting	24,407	13,702
Total deferred revenue	230,443	328,160
Less current portion	(220,180)	(319,797)
Deferred revenue - non-current	$10,263	$8,363

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our renewal dates primarily occur in the third and fourth quarters of our fiscal year with revenues being recognized ratably over the applicable service periods.  In addition, our conversion rate, or the rate at which revenue related to license transactions is recorded as revenue, was relatively higher contributing to the decrease in deferred license fees revenues.  These decreases were somewhat offset by an increase in deferred consulting revenues.  The increase in deferred consulting revenues is primarily related to large consulting projects in both our S3 and M3 Industries segments that were deferred in the first nine months of fiscal 2011, in accordance with various contract specifications, and will be recognized as the services are provided as well as deferred revenue related to our acquisition of Enwisen.

9. Fair Value Measurements

We adopted the FASB guidance for financial assets and liabilities and nonfinancial assets and liabilities that are recognized at fair value on a recurring basis in fiscal 2009.  We adopted this guidance for nonfinancial assets and liabilities that are recognized at fair value on a nonrecurring basis in fiscal 2010.  This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Fair value is defined as an “exit price” which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in valuing an asset or a liability. The above mentioned guidance also requires the use of valuation techniques to measure fair values that maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions and inputs, the guidance establishes a fair value hierarchy which identifies and prioritizes three levels of inputs to be used in measuring fair value.

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

We measure certain financial assets and liabilities at fair value including our cash equivalents, available-for-sale equity securities and foreign currency forward contracts.  The following table summarizes the fair value of our financial assets and liabilities that were accounted for at fair value on a recurring basis, by level within the fair value hierarchy, as of February 28, 2011 and May 31, 2010 (in thousands):

	February 28, 2011
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$—	$98,174	$—	$98,174
Foreign currency forward contracts	—	274	—	274
Total	$—	$98,448	$—	$98,448

Liabilities
Foreign currency forward contracts	$—	$1,753	$—	$1,753
Contingent consideration	—	—	2,883	2,883
Total	$—	$1,753	$2,883	$4,636

	May 31, 2010
	Fair Value Measurements Using Inputs Considered as
	Level 1	Level 2	Level 3	Fair Value
Assets
Cash equivalents	$—	$198,445	$—	$198,445
Foreign currency forward contracts	—	6,974	—	6,974
Total	$—	$205,419	$—	$205,419

Liabilities
Foreign currency forward contracts	$—	$447	$—	$447
Total	$—	$447	$—	$447

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

Contingent consideration relates to our acquisition of Enwisen.  The estimated fair value of the contingent consideration is based primarily on our estimates of meeting the applicable contingency conditions. As these are unobservable inputs, the contingent consideration is included in Level 3 inputs.  The contingent consideration liability is included in other long-term liabilities in our Condensed Consolidated Balance Sheets as of February 28, 2011.  In future periods, we will remeasure the estimated fair value of the contingent consideration and will include any change in the related liability recorded in general and administrative expenses in our Condensed Consolidated Statements of Operations.  See Note 4, Business Combinations.

We have had no transfers of assets/liabilities into or out of Levels 1 and 2 during the first nine months of fiscal 2011.

The following table reconciles the change in our Level 3 assets/liabilities for the nine months ended February 28, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs
Level 3
Balance as of May 31, 2010	$—
Contingent consideration — Enwisen acquisition	2,883
Total realized gain (loss) recorded in earnings	—
Balance as of February 28, 2011	$2,883

In addition to the financial assets and liabilities included in the above table, certain of our nonfinancial assets and liabilities are to be measured at fair value on a nonrecurring basis in accordance with applicable U.S. GAAP.  This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  In general, nonfinancial assets including goodwill, other intangible assets and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized.  As of February 28, 2011, we had not recorded any impairment related to such assets and we had no other material nonfinancial assets or liabilities requiring adjustments or write-downs to their current fair value.

We elected not to apply the FASB guidance, as allowed, related to the fair value option for financial assets and liabilities to any of our currently eligible financial assets or liabilities. As of February 28, 2011, our material financial assets and liabilities not carried at fair value include our trade accounts receivable and accounts payable, which are reported at their current carrying values and we believe this approximates their fair values.

10. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	February 28,	May 31,
	2011	2010
Senior convertible notes, interest at 2.5%	$240,000	$240,000
Debt discount	(10,740)	(17,535)
Car loans, interest at average rate of 1.5%	2,353	2,761
Capital lease obligations, interest at 3.0%	1,047	1,563
Total long-term debt	232,660	226,789
Less current maturities	(2,273)	(2,646)
Total long-term debt - non-current	$230,387	$224,143

In April 2007, we issued $240.0 million in aggregate principal amount of 2.5% senior convertible notes with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012. The notes bear interest at a rate of 2.5% per annum, which is payable semi-annually in arrears, on April 15 and October 15, beginning October 15, 2007. The notes do not contain any restrictive financial covenants.  The notes are convertible, at the holders’ option, into cash and, if applicable, shares of our common stock based on an initial conversion rate of approximately 83.23 shares of common stock per $1,000 principal amount of notes.  This is equivalent to an initial conversion price of approximately $12.02 per share (which reflects a 35.0% conversion premium based on the closing sale price of $8.90 per share of Lawson common stock as reported by NASDAQ on April 17, 2007). Prior to January 15, 2012, the notes are convertible if the closing price of our common stock is more than 130.0% of the current conversion price of $12.02, or $15.63 per share, for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter.  In connection with the issuance of the notes, we entered into a registration rights agreement with the initial purchasers of the notes. On August 16, 2007, we filed the shelf registration statement, which became effective on that date. On October 19, 2009, all securities that remained unsold under the registration statement were deregistered as our contractual obligation to maintain the shelf registration terminated.  See Note 7, Long-Term Debt and Credit Facilities, in Notes to Consolidated Financial Statements in our Current Report on Form 8-K filed with the SEC on October 8, 2010.

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

On June 4, 2009, counsel for Lehman Holdings and Lehman OTC demanded payment from us of the termination-date fair value of the warrant, asserted that in the contracts we have waived the right to setoff against the amounts owed to us under the hedge transaction and claimed we violated the bankruptcy stay in asserting offset rights. We refused payment and subsequently entered into settlement discussions with Lehman OTC.

During the third quarter of fiscal 2011, on February 10, 2011, we reached a settlement with Lehman OTC and entered into Termination Agreements relating to (1) Lawson’s claim against Lehman OTC for the convertible note hedge transaction and for the July 2008 accelerated share repurchase agreement (see Note 16, Repurchase of Common Shares) and (2) Lehman OTC’s claim against Lawson for the warrant transaction.

For financial reporting purposes, we originally estimated the fair value of the hedge transaction asset and the warrant liability using the Black-Scholes option pricing model and considered the credit risk of Lehman OTC.  The original estimated fair values of the hedge transaction asset and warrant liability differ from the values as agreed to in the applicable February 10, 2011, Termination Agreements.

On February 10, 2011, we paid Lehman OTC the settlement value of our warrant liability and assigned our aggregate Lehman OTC claims relating to the note hedge and accelerated share repurchase agreement transactions to an independent third party in exchange for cash which we received on February 11, 2011.  As a result of these payments and collections, at amounts differing from the previously recorded estimated fair values, we recorded a gain of approximately $3.0 million in the third quarter of fiscal 2011 related to the settlement of these obligations.  This gain is reflected in other income (expense) in our Condensed Consolidated Statement of Operations.

The terms of the senior convertible notes and the rights of note holders are not affected by the status of Lehman Holdings or Lehman OTC or by the termination and settlement of the convertible note hedge or warrant transactions.

We have an uncommitted credit facility that consists of a guarantee line with Skandinaviska Enskilda Banken in the amount of $4.7 million (30.0 million Swedish Krona). We had no borrowings outstanding under this line as of February 28, 2011.

11. Income Taxes

Our quarterly income tax expense is measured using an estimated annual effective tax rate for the period.  For the nine months ended February 28, 2011, our estimated annual global effective tax rate was 28.0% after considering those entities for which no tax benefit from operating losses is expected to occur during the year as a result of such entities requiring a full valuation allowance against current year losses.  We estimate our annual effective tax rate on a quarterly basis and make any necessary changes to adjust the rate for the applicable year-to-date period based upon the annual estimate. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income, changes in the jurisdictional mix of the forecasted annual operating income, positive or negative changes to the valuation allowance for net deferred tax assets, changes to actual or forecasted permanent book to tax differences, impacts from future tax settlements with state, federal or foreign tax authorities or impacts from enacted tax law changes.  We identify items which are unusual and nonrecurring in nature and treat these as discrete events. The tax effect of discrete items is recorded entirely in the quarter in which the discrete event occurs.

Our income tax expense and overall effective tax rates were as follows for the periods indicated (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Income tax expense	$1,443	$6,126	$10,377	$21,384
Effective tax rate	6.3%	78.6%	19.4%	67.3%

The change in the effective tax rate for the three and nine months ended February 28, 2011 compared to the similar periods last year was primarily due to a release of recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions, a release of valuation allowance on a recorded capital gain carryforward now utilized in the current period, and the jurisdictional mix of operating income in the respective periods.  In fiscal 2011 we have been profitable in certain foreign jurisdictions which have available net operating loss carryforwards currently offset by valuation allowances.  Utilizing the benefit of these net operating losses reduces our effective tax rate as compared to last year when we incurred unbenefitted losses in certain jurisdictions.

The effective tax rate for the quarter ended February 28, 2011 was favorably impacted by 20.3 percentage points due to a release of recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions and 2.0 percentage points due to release of valuation allowance.  In addition, the rate was unfavorably impacted by 1.0 percentage point due to the jurisdictional mix of pre-tax income (loss) in both the actual quarterly amounts and the projected annual amounts that we utilized to calculate our income tax expense.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years ending on or before May 31, 2006.  Currently, there are ongoing audits in certain foreign jurisdictions that commenced in the fourth quarter of fiscal 2009.  While we believe we have adequately provided for all tax positions under examination, amounts asserted by taxing authorities could be greater or less than the accrued provision.  We do not anticipate that adjustments, if any, would result in a material change to our financial position, results of operations, or cash flows.

We have recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions, which would affect our earnings and effective tax rate if the tax benefits were recognized.  We recognize interest expense (benefit) related to unrecognized tax benefits and penalties, if incurred, as a component of our income tax expense.  Over the next 12 months, we do not expect any significant cash payments related to these uncertain tax positions.  For the quarter ended February 28, 2011, $4.6 million of recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions reversed as a result of expiring statutes of limitations.  Unrecognized tax benefits and related accruals for the payment of interest for the periods presented were as follows (in thousands):

	February 28,	May 31,
	2011	2010
Unrecognized tax benefit	$4,918	$8,605
Accrued interest	$473	$1,140

The following table presents interest expense (benefit) recognized related to these unrecognized tax benefits for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Accrued interest expense (benefit)	$(807)	$110	$(664)	$318

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

12. Per Share Data

We compute net income per share in accordance with the FASB guidance on earnings per share. Under this guidance, basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus the weighted average of dilutive shares outstanding during the period.  We use the treasury stock method to calculate the weighted average dilutive shares related to “in-the-money” stock options and warrants, unvested restricted stock awards and shares issuable under our employee stock purchase plan. The dilutive effect of our senior convertible notes is calculated based on the average market price of our common stock during the applicable period and the conversion price of the senior convertible notes. The senior convertible notes are excluded from our computation of diluted earnings per share when the per share conversion price is greater than the average market price of our common stock during the applicable periods.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Net income	$21,398	$1,668	$43,011	$10,399

Weighted average common shares - basic	163,978	161,412	163,340	161,308
Net dilutive effect of:
Stock options	2,723	1,970	2,519	1,943
Restricted stock awards	2,023	1,967	2,041	1,632
ESPP shares	12	18	12	18
Weighted average common shares - diluted	168,736	165,367	167,912	164,901

Basic net income per share	$0.13	$0.01	$0.26	$0.06
Diluted net income per share	$0.13	$0.01	$0.26	$0.06

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

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Stock options	2,012	7,051	3,506	6,964
Restricted stock units	27	21	23	11
Total potentially dilutive shares	2,039	7,072	3,529	6,975

13. Comprehensive Income

The following table summarizes the components of other comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Net income	$21,398	$1,668	$43,011	$10,399
Foreign currency translation adjustment	35,905	(30,081)	81,524	5,404
Pension unrealized actuarial gain	68	(141)	(1,401)	140
Unrealized gain (loss) on investments (1)	(612)	12	—	4
Other comprehensive income	35,361	(30,210)	80,123	5,548
Comprehensive income	$56,759	$(28,542)	$123,134	$15,947

(1)                                  The unrealized gains (losses) on investments are net of an insignificant amount of taxes (tax benefits) for all periods presented.

Total accumulated other comprehensive income and its components for the periods presented were as follows (in thousands):

	February 28,	May 31,
	2011	2010
Foreign currency translation adjustment	$88,074	$6,550
Pension unrealized actuarial gain	1,023	2,424
Unrealized gain on investments	—	—
Accumulated other comprehensive income	$89,097	$8,974

On April 2, 2010, our Benefits Committee approved a plan to modify our defined benefit pension plan in Norway (the Plan) such that beginning on June 1, 2010, active participants in the Plan no longer accumulated benefits for their services. Assets equivalent to the accumulated benefits of all active participants in the Plan were transferred to a newly-established defined contribution plan in the first quarter of fiscal 2011. All retired participants will continue to receive benefits under the Plan. The modification of the Plan resulted in a curtailment of benefits in the fourth quarter of fiscal 2010 when the modifications were approved.  Accordingly, we recorded a curtailment gain of approximately $1.8 million in the fourth quarter of fiscal 2010 related to the change in all active participants’ projected benefit obligations resulting from the curtailment. This gain was reflected in general and administrative expenses in our fiscal 2010 Consolidated Statements of Operations. In addition, the modification of the Plan and transfer of the participants’ assets to their defined contribution accounts led to a settlement of active participants’ projected benefit obligations in the first quarter of fiscal 2011. We recorded an additional settlement of approximately $1.9 million in the first quarter of fiscal 2011, including $0.9 million that should have been recorded in fiscal 2010 (see Note 1, Nature of Business and Basis of Presentation — Results of Operations), which is reflected in our results of operations for the first nine months of fiscal 2011 in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

14. Commitments and Contingencies

Legal

Patent Infringement Lawsuit by ePlus. As previously discussed in the quarterly reports filed on Form 10-Q for our fiscal quarters ended August 31, 2010 and November 30, 2010, on May 19, 2009, ePlus, Inc. filed a lawsuit in the United States District Court for the Eastern District of Virginia against Lawson Software, Inc., Perfect Commerce, Inc., SciQuest, Inc. and Verian Technologies, Inc.  The other three defendants subsequently entered into separate confidential settlements and the court dismissed their parts of the lawsuit. The May 2009 complaint alleges that Lawson’s supply chain products infringe three U.S. patents owned by ePlus.  In that complaint, ePlus sought damages in an undisclosed amount, enhancement of those damages, an attorneys’ fee award and an injunction against further infringement.  In May 2010, ePlus quantified its damages claim based on an alleged 5.0% to 6.0% royalty on all license, maintenance and services revenues in the United States since November 2003 for a wide range of our supply chain products as well as service and maintenance revenues.  Those alleged royalty damages totaled $28.0 to $33.0 million or more, and all or part of that award could have been increased up to treble damages by the court, at its discretion, if ePlus proved willful infringement by Lawson.  However, on September 9, 2010, the court issued an order precluding ePlus from seeking damages at trial.

At the January 2011 trial, ePlus claimed that five Lawson product configurations infringe 12 claims in the three patents.  On January 27, 2011, after a 14 day trial in U.S. Federal District Court in Richmond, Virginia, the jury rendered the following verdict:

1.               The three ePlus patents are valid (the jury did not find invalidity).

2.               The following Lawson core S3 procurement products do not infringe the patents:  Inventory Control (IC), Requisition (RQ), Purchase Order (PO), and this core set of modules together with Electronic Data Interchange (EDI) does not infringe.

3.               Lawson’s Requisition Self Service (RSS) product, together with the core procurement module set, infringes one of the patent claims.

4.               The combination of Lawson’s RSS and Procurement Punchout products, together with the core procurement module set, infringe four of the patent claims.

5.               The combination of RSS, Punchout and EDI products, together with the core procurement modules set, infringe the same four patent claims.

Because of a prior stipulation in the lawsuit, the corresponding M3 e-Procurement products are to be treated consistent with the infringement findings in the verdict, which was directed solely to S3 products.  The court has not entered judgment on the verdict, and the schedule for post-trial motions for judgment as a matter of law and for a new trial has not been set.

The United States Patent and Trademark Office (“USPTO”) has granted requests to reexamine all three of these ePlus patents.  As part of that re-examination process, the USPTO has determined that all three of these patents are invalid.  However, ePlus has appealed those decisions by the USPTO and that appeal process could take several more years.  At the January 2011 trial, all information pertaining to these re-examinations and the USPTO decision of invalidity were excluded from consideration by the jury.  Lawson believes there is substantial prior art that invalidates these patents.  The court excluded most of this prior art from consideration by the jury at the January 2011 trial.

In March 2011, Lawson proposed to ePlus to settle this matter by paying ePlus a reasonable royalty (e.g. 3%) on future license fee sales of RSS, Punchout and M3 e-Procurement products in the United States until the earlier of (a) the expiration of the respective patents or (b) a final resolution of ePlus’ appeal of the invalidity decision by the USPTO.  The patent claim applicable to RSS expires in August 2014 and the patent claims applicable to Punchout expire in February 2017.  In fiscal 2010, Lawson’s aggregate U.S. license fee sales for RSS, Punchout and corresponding M3 e-Procurement, to which our offer to pay royalties would have applied, were approximately $2.9 million.  ePlus rejected Lawson’s settlement proposal.

As a result of the verdict from the January 2011 trial, ePlus is seeking an injunction against Lawson. The court held an evidentiary hearing on the injunction issue on March 25, 2011.  On April 4, 2011, the court will hold oral arguments on the injunction issue. The court will decide on the injunction at the April 4th hearing or thereafter.  The court also invited briefing on a motion to stay any injunction it may enter, and on the issue of whether a bond should be posted if a stay is granted.  That motion will also be heard on April 4th.

To obtain an injunction, ePlus must convince the court that Lawson’s continued sale and service of RSS, Punchout and corresponding M3 e-Procurement will irreparably harm ePlus’ business. We will aggressively fight the injunction issue.  We contend that Lawson does not compete with ePlus’ products that are covered by these patents and there is no credible evidence of any irreparable harm.  We will also seek a stay or hold on an injunction, if any, that issues from the Federal District Court.  If a motion for stay is unsuccessful with the Federal District Court, we may seek a stay of the injunction from the United States Court of Appeals for the Federal Circuit pending appeal.  We also expect to seek post-trial relief overturning the adverse jury findings on infringement and validity, and appeal any adverse decisions on those issues.  Given the inherent unpredictability of litigation and the right of either party to appeal an unfavorable decision, we cannot at this time estimate the possible outcome of this lawsuit.  Because patent litigation is time consuming and costly to defend, we will continue to incur significant costs defending this case. In addition, in the event of an unfavorable outcome in this matter, it could have a material adverse effect on our future results of operations or cash flows.  If ePlus prevails in this lawsuit, we could by agreement or otherwise be required to pay a royalty to ePlus on the sale of certain products and services in the future, and if we could not reach agreement with ePlus on the amount or scope of that royalty, we would have to either stop the sale of those products and services or make modifications to avoid infringement and there is no assurance that those modifications will be readily possible.

Patent Infringement Lawsuit by JuxtaComm.  As previously discussed in the quarterly reports filed on Form 10-Q for our fiscal quarters ended August 31, 2010 and November 30, 2010, on January 21, 2010, JuxtaComm-Texas Software, LLC filed a lawsuit in the United States District Court for the Eastern District of Texas against Lawson Software, Inc., Lawson Software Americas, Inc. and 20 other defendants.  One of the defendants, Seco Tools, Inc. is a Lawson customer.  Under the terms of our customer license agreement, we have agreed to defend and indemnify Seco Tools in this lawsuit.  The complaint alleges that Lawson and the other defendants infringe United States Patent No. 6,195,662 entitled “System for Transforming and Exchanging Data Between Distributed Heterogeneous Computer Systems.”  JuxtaComm seeks damages in an undisclosed amount, enhancement of those damages, an attorneys’ fee award and an injunction against further infringement.  On April 22, 2010, JuxtaComm filed an amended complaint, naming Lawson ProcessFlow Integrator and Lawson System Foundation, as well as any products and/or services in the Lawson S3 and Lawson M3 product lines, as allegedly infringing.  We are vigorously defending this case.  Given the inherent unpredictability of litigation and jury trials, we cannot at this time estimate the possible outcome of this lawsuit. Trial is scheduled for January 9, 2012. Because patent litigation is time consuming and costly to defend, we could incur significant costs defending this case. In addition, in the event of an unfavorable outcome in this matter, it could have a material adverse effect on our future results of operations or cash flows.

Class Action Overtime Lawsuit.  As previously discussed in the quarterly reports filed on Form 10-Q for our fiscal quarters ended August 31, 2010 and November 30, 2010, on May 20, 2008, a putative class action lawsuit was filed against Lawson Software, Inc. in the United States District Court for the Southern District of New York on behalf of current and former business, systems, and technical consultants. The suit, Cruz, et. al., v. Lawson Software, Inc. et. al., alleged that we failed to pay overtime wages pursuant to the Fair Labor Standards Act (FLSA) and state law, and alleged violations of state record-keeping requirements. The suit also alleged certain violations of ERISA and unjust enrichment. Relief sought included back wages, corresponding 401(k) plan credits, liquidated damages, penalties, interest and attorneys’ fees.  We successfully moved the case from the United States District Court for the Southern District of New York to the District of Minnesota.  On November 12, 2010, the court heard oral arguments concerning two motions that had been filed by Lawson - a motion to de-certify the FLSA collective action and a motion for summary judgment.  On January 27, 2011, the court granted both the motion to decertify the FLSA collective action and the motion for summary judgment in favor of Lawson.  On February 28, 2011, the plaintiff’s counsel confirmed that there would be no appeal of this decision.   As a result, Lawson was found to have no payment obligations to the opt-in class members and the case is now over.

Intentia Premerger Claims Reserve.  We have accumulated information regarding Intentia customer claims and disputes that arose before our acquisition of Intentia in April 2006. The initial purchase accounting accrual for these claims and disputes was recorded in fiscal 2006.  The accrual has been adjusted since that time to reflect current estimates of the applicable reserve requirements and to record resolution and/or settlement of certain claims.  In the second quarter of fiscal 2011, the remaining reserve was consumed through a combination of cash payments, accounts receivable write-offs and free services and adjusted to bring the balance to zero as of February 28, 2011.  The final adjustment to this reserve resulted in an accrual reversal of approximately $0.6 million which is included in general and administrative expenses in our Condensed Consolidated Statement of Operations for the first nine months of fiscal 2011.  We expense our defense costs during the period incurred.  Any future accruals for these claims and disputes or any settlement costs or judgments will be expensed in the period incurred. We do not expect such future expense will be material to our future results of operations or cash flows.

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

Indemnification, Guarantee and Employment Agreements

In the normal course of business, we license our software products to customers under end-user license agreements and to certain resellers or other business partners under business partner agreements.  We also enter into services agreements with customers for the implementation of our software. We may subcontract these services to our business partners.  These agreements generally include certain provisions for indemnifying our customer or business partner against losses, expenses and liabilities from damages that may be awarded against them if our software, or the third-party-owned software we resell, is found to infringe a patent, copyright, trademark or other proprietary right of a third-party.  We have also entered into various employment agreements with certain executives and other employees, which provide for severance payments subject to certain conditions and events.  We believe our exposure under these various indemnification and employment agreements is minimal and accordingly, we have not accrued any liabilities related to these agreements as of February 28, 2011.

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

Other Commitments and Contingencies

Audit of Lawson/IBM Reseller Agreement.  We have resold a variety of IBM software products since September 2005, including certain IBM products that we sell together with Lawson’s Process Flow Integrator (PFI) and other products.  During 2010,

IBM retained an outside audit firm to review Lawson’s product sales and the payment of royalties to IBM under our reseller agreement with respect to the PFI sales. In December 2010, IBM’s outside audit firm provided us with draft results of the audit which alleged that Lawson may owe IBM up to $12.5 million in additional royalties, findings which we believed were incorrectly calculated based on the terms of the reseller agreement.  IBM has completed its review of the audit and the final audit report correctly reflects no additional liability payable by Lawson.  On February 25, 2011, we received notification from IBM that no amounts were due and that Lawson was released from any further obligation related to this audit.

15. Segment and Geographic Information

We are a global provider of enterprise software, support and services.  We target customers in specific industries as well as the horizontal market for our human capital management product line. We serve customers in the Americas, EMEA and APAC geographic regions.  We determine our reportable operating segments in accordance with the provisions in the FASB guidance on segment reporting, which establishes standards for, and requires disclosure of, certain financial information related to our operating segments and geographic regions.  Factors used to identify our reportable operating segment(s) include the financial information regularly utilized for evaluation by our chief operating decision-maker (CODM) in making decisions about how to allocate resources and in assessing our performance.  We have determined that our CODM, as defined by this segment reporting guidance, is our Chief Executive Officer.

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

With our fiscal 2010 strategic realignment, we were operationally aligned by industry vertical and our management structure.  The financial reporting of our operations followed this vertical structure as well.  Based on our organizational structure and related internal financial reporting structure, we determined that we had three reportable segments in fiscal 2010 that aligned with our three industries groups: S3 Strategic Industries, M3 Strategic Industries and General Industries.

We have continued to evaluate our vertical organizational structure and have reorganized certain management and reporting responsibilities effective June 1, 2010; eliminating our General Industries reportable segment and redistributing responsibility for management of the vertical markets that were part of this segment into our S3 Industries and M3 Industries segments.  We believe the consolidation of our General Industries segment into our S3 and M3 Industries segments will help us drive more efficiencies and better manage our operations.  Commensurate with this organizational change, we revised our segment reporting such that we report operating results for two reportable segments beginning in the first quarter of fiscal 2011: S3 Industries and M3 Industries.  Prior periods’ segment information has been retrospectively adjusted to reflect this two segment structure.

Our S3 Industries and M3 Industries segments generally align with our Lawson S3 Enterprise Management System and Lawson M3 Enterprise Management System product lines, respectively.  Our S3 Industries and M3 Industries segments include key vertical industry markets and related services and support for each of our S3 and M3 product lines, respectively.  The S3 Industries segment targets customers in the healthcare, services and public sector industries and includes the recently acquired Enwisen business unit. The M3 Industries segment targets customers in the equipment service management & rental, manufacturing & distribution and consumer products industries as well as our APAC business unit.  Our consumer products vertical includes our food & beverage and fashion customers.

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

The following table presents financial information for our reportable segments for the periods indicated (in thousands):

	S3	M3
Three Months Ended:	Industries	Industries	Total
February 28, 2011

Segment revenues:
License fees	$20,205	$13,561	$33,766
Maintenance services	66,672	30,777	97,449
Software revenues	86,877	44,338	131,215
Consulting	27,412	37,386	64,798
Total segment revenues	114,289	81,724	196,013

Segment cost of revenues	34,085	39,600	73,685
Segment gross profit	80,204	42,124	122,328
Segment gross margin	70.2%	51.5%

Direct operating expenses	23,931	16,875	40,806
Allocated expenses	27,575	18,997	46,572
Segment operating income	$28,698	$6,252	34,950
Segment operating margin	25.1%	7.7%

Unallocated expenses:
Other unallocated expenses			9,529
Restructuring			(233)
Amortization of acquired intangibles			3,400
Total unallocated expenses			12,696
Consolidated - operating income			22,254
Other income (expense), net			587

Consolidated - income before income taxes			$22,841

February 28, 2010
Segment revenues:
License fees	$16,837	$14,967	$31,804
Maintenance services	58,764	30,316	89,080
Software revenues	75,601	45,283	120,884
Consulting	25,411	39,672	65,083
Total segment revenues	101,012	84,955	185,967

Segment cost of revenues	30,020	46,569	76,589
Segment gross profit	70,992	38,386	109,378
Segment gross margin	70.3%	45.2%

Direct operating expenses	19,316	18,922	38,238
Allocated expenses	26,892	17,053	43,945
Segment operating income	$24,784	$2,411	27,195
Segment operating margin	24.5%	2.8%

Unallocated expenses:
Other unallocated expenses			11,768
Restructuring			1,154
Amortization of acquired intangibles			2,699
Total unallocated expenses			15,621
Consolidated - operating income			11,574
Other income (expense), net			(3,780)

Consolidated - income before income taxes			$7,794

	S3	M3
Nine Months Ended:	Industries	Industries	Total
February 28, 2011

Segment revenues:
License fees	$48,795	$35,841	$84,636
Maintenance services	197,491	92,103	289,594
Software revenues	246,286	127,944	374,230
Consulting	75,341	108,564	183,905
Total segment revenues	321,627	236,508	558,135

Segment cost of revenues	97,622	117,523	215,145
Segment gross profit	224,005	118,985	342,990
Segment gross margin	69.6%	50.3%

Direct operating expenses	64,645	49,079	113,724
Allocated expenses	80,541	55,419	135,960
Segment operating income	$78,819	$14,487	93,306
Segment operating margin	24.5%	6.1%

Unallocated expenses:
Other unallocated expenses			25,640
Restructuring			(1,686)
Amortization of acquired intangibles			8,883
Total unallocated expenses			32,837
Consolidated - operating income			60,469
Other income (expense), net			(7,081)

Consolidated - income before income taxes			$53,388

February 28, 2010
Segment revenues:
License fees	$43,513	$42,597	$86,110
Maintenance services	171,982	87,680	259,662
Software revenues	215,495	130,277	345,772
Consulting	74,412	119,197	193,609
Total segment revenues	289,907	249,474	539,381

Segment cost of revenues	84,429	138,191	222,620
Segment gross profit	205,478	111,283	316,761
Segment gross margin	70.9%	44.6%

Direct operating expenses	50,561	56,173	106,734
Allocated expenses	79,062	51,011	130,073
Segment operating income	$75,855	$4,099	79,954
Segment operating margin	26.2%	1.6%

Unallocated expenses:
Other unallocated expenses			24,206
Restructuring			5,905
Amortization of acquired intangibles			6,524
Total unallocated expenses			36,635
Consolidated - operating income			43,319
Other income (expense), net			(11,536)

Consolidated - income before income taxes			$31,783

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

Geographic Information

The following table presents our revenues summarized by geographic region, based on the location at which each sale originates, for the periods indicated (in thousands):

	Geographic Region
Three Months Ended:	Americas	APAC	EMEA	Total
February 28, 2011
License fees	$20,971	$1,715	$11,080	$33,766
Maintenance services	68,390	3,639	25,420	97,449
Software revenues	89,361	5,354	36,500	131,215
Consulting	32,679	4,719	27,400	64,798
Total revenues	$122,040	$10,073	$63,900	$196,013

February 28, 2010
License fees	$19,939	$2,257	$9,608	$31,804
Maintenance services	60,403	3,064	25,613	89,080
Software revenues	80,342	5,321	35,221	120,884
Consulting	35,557	4,425	25,101	65,083
Total revenues	$115,899	$9,746	$60,322	$185,967

	Geographic Region
Nine Months Ended:	Americas	APAC	EMEA	Total
February 28, 2011
License fees	$53,100	$6,869	$24,667	$84,636
Maintenance services	202,625	10,905	76,064	289,594
Software revenues	255,725	17,774	100,731	374,230
Consulting	94,874	13,917	75,114	183,905
Total revenues	$350,599	$31,691	$175,845	$558,135

February 28, 2010
License fees	$52,853	$5,697	$27,560	$86,110
Maintenance services	177,095	7,853	74,714	259,662
Software revenues	229,948	13,550	102,274	345,772
Consulting	99,742	11,621	82,246	193,609
Total revenues	$329,690	$25,171	$184,520	$539,381

The following table presents our long-lived tangible assets, consisting of property and equipment net of accumulated depreciation, summarized by geographic region (in thousands):

	Geographic Region
	Americas	APAC	EMEA	Total
February 28, 2011	$38,501	$2,768	$9,611	$50,880
May 31, 2010	$41,925	$3,524	$9,222	$54,671

The following table sets forth our revenues and long-lived tangible assets by country for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
Revenues (1)	2011	2010	2011	2010
United States	$116,099	$112,077	$330,807	$322,203
All other countries (2)	79,914	73,890	227,328	217,178
Total revenues	$196,013	$185,967	$558,135	$539,381

	February 28,	May 31,
Long-Lived Tangible Assets	2011	2010
United States	$38,221	$41,683
Sweden	6,294	5,686
All other countries (2)	6,365	7,302
Total long-lived tangible assets	$50,880	$54,671

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

In the third quarter of fiscal 2011, we repurchased an aggregate of 0.3 million shares of our common stock at an average price of $8.77 per share under the share repurchase program.  From inception of the repurchase program through February 28, 2011, we have used $275.7 million to repurchase approximately 33.5 million shares at an average price of $8.23 per share. The repurchased shares are recorded as treasury stock and result in a reduction to our stockholders’ equity. The shares will be used for general corporate purposes.  As of February 28, 2011, the maximum dollar value of shares that may yet be purchased under this program was $124.3 million.

During the first quarter of fiscal 2009 we purchased 11.5 million shares through an accelerated share repurchase transaction (the ASR) that we entered into with Lehman OTC on July 15, 2008.  Pursuant to the ASR agreement, Lehman was required to post cash collateral to a segregated brokerage account in our name in an amount equal to the value of the additional shares, or net cash, due to us if the ASR was terminated as of the current date.  Upon an event of default by Lehman OTC, pursuant to our rights under the ASR, we issued a notice of default to Lehman OTC on September 24, 2008, terminated the ASR agreement and requested the distribution of all $9.1 million of funds, which Lehman OTC had previously deposited into our segregated brokerage account at LBI as required under the ASR agreement.  On March 25, 2009, we received a notice from the bankruptcy trustee for the LBI estate that the trustee had allowed our customer claim for the $9.1 million.  We recorded the $9.1 million claim as restricted cash which was reported as a non-current asset on our Condensed Consolidated Balance Sheets as of May 31, 2010.

On March 10, 2011, we assigned our customer claim of $9.1 million to an independent third party and received $8.2 million of cash.  During the quarter, we have recorded the applicable $0.9 million reduction in our restricted cash balance and a reduction to our stockholders’ equity reflecting the resulting increase in the average price per share of the shares purchased under the ASR. As of February 28, 2011, the $8.2 million asset was reported as restricted cash — current on our Condensed Consolidated Balance Sheets.

In addition to the posted collateral discussed above, we believe that we were entitled to receive an additional $1.9 million from Lehman OTC pursuant to the terms of the ASR agreement related to additional cash collateral that Lehman OTC failed to post to our segregated brokerage account.  On February 10, 2011, we reached a settlement with Lehman OTC and entered into a Termination Agreement related to the unposted collateral.  As previously discussed in Note 10, Long-Term Debt, on February 10, 2011, we assigned our Lehman OTC claims relating to the ASR to an independent third party in exchange for cash.  Collections related to this claim were recorded as a $0.6 million increase to our stockholders’ equity in the third quarter of fiscal 2011, reflecting a reduction in the average price per share of the shares purchased under the ASR.

The average price per share of the 11.5 million shares purchased under the ASR, as adjusted for the settlement of the posted and unposted collateral claims discussed above, was $7.95.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions, the outcome of pending litigation and the expected impact of recently issued accounting pronouncements.  The forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those anticipated in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, those discussed in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K filed with the SEC for our fiscal year ended May 31, 2010 and the changes to our risk factors detailed below in Part II, Item 1A, Risk Factors.  Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Lawson undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in our Annual Report on Form 10-K and in other documents that we file with the SEC including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Management Overview

General

Lawson Software, Inc. is a global provider of enterprise software.  We provide business application software, maintenance and consulting to customers primarily in specific services, trade and manufacturing/distribution industries.  We specialize in and target specific industries, which we refer to as “verticals”, through our two reportable segments: S3 Industries segment which targets customers in the healthcare, services and public sector industries and M3 Industries segment which targets customers in the equipment service management & rental, manufacturing & distribution and consumer products industries.

Our software includes enterprise financial management, human capital management, business intelligence, asset management, enterprise performance management, supply chain management, service management, manufacturing operations, business project management and industry-tailored applications. Our applications help automate and integrate critical business processes, which enables our customers to collaborate with their partners, suppliers and employees. We support our customers’ use of our applications through consulting services that primarily help our customers implement their Lawson applications and through our maintenance programs that provide on-going support and product updates for our customers’ continued use of our applications.

We believe our enterprise software solutions provide competitive advantages and business flexibility to our customers.  Lawson’s solutions fall within three main product lines and include related maintenance and consulting services.  Our product lines are referred to as Lawson S3 Enterprise Management System (S3), Lawson M3 Enterprise Management System (M3), and Lawson Human Capital Management (HCM) with many of the solutions in each product line having broad, cross-industry application. Our S3 solutions consist of business applications designed for service industries. Our M3 solutions consist of applications that are geared for manufacturing, distribution and trade businesses that face resource constraints and whose processes are often complex and industry-specific.  Our HCM applications provide solutions for customers in any industry to strategically manage their workforce.

During fiscal 2009 and prior years, we operated as one business segment, the development and marketing of computer software and related services including consulting, maintenance and customer support. Beginning in the first quarter of fiscal 2010, we reorganized our operations to provide greater focus on, and better serve, our targeted markets. With this strategic organizational change, including a workforce realignment, we determined that we had three reportable segments that aligned with three industries groups: S3 Strategic Industries, M3 Strategic Industries and General Industries.  We have re-evaluated our organizational structure and have reorganized certain management and reporting responsibilities effective June 1, 2010; eliminating our General Industries reportable segment and redistributing responsibility for management of the vertical markets that were part of this segment into our S3 and M3 business segments. We believe the consolidation of our General Industries segment into our S3 and M3 Industries segments will help us drive more efficiencies and better manage our operations. Commensurate with this organizational change, we revised our segment reporting such that we began reporting operating results for two reportable segments in the first quarter of fiscal 2011: S3 Industries and M3 Industries.  Prior periods’ segment information has been retrospectively adjusted to reflect this two segment structure. In connection with this change in organizational structure, we also revised the measure of operating performance that we use to assess segment operating performance from segment controllable margin to segment operating income. The primary difference between segment controllable margin and segment operating income is that our segment operating income includes an allocation of expenses for non-dedicated resources. We have retrospectively adjusted our segment profit measures to reflect segment operating income. See Note 15, Segment and Geographic Information.

In the third quarter of fiscal 2010, we acquired Healthvision, a Dallas-based company providing integration and application technology and related services to hospitals and large healthcare organizations, which has been integrated into our healthcare vertical within our S3 Industries segment. Operating results of Healthvision have been included in our results of operations since the acquisition date of January 11, 2010.

In the third quarter of fiscal 2011, we acquired Enwisen, a Novato, California-based company providing SaaS human resource service delivery solutions.  Enwisen complements our HCM product offerings and is reported within our S3 Industries segment.  Operating results of Enwisen have been included in our results of operations since the acquisition date of December 31, 2010.  Enwisen’s subscription revenues are reflected in consulting revenues in our Condensed Consolidated Statements of Operations.  See Note 4, Business Combinations, for further details of the Healthvision and Enwisen acquisitions.

During the third quarter of fiscal 2011, we entered into Termination Agreements with Lehman OTC, settling certain claims that arose due to Lehman OTC’s bankruptcy. These claims related to our business relationships with Lehman OTC, including a convertible note hedge transaction and a warrant transaction both entered into as part of the issuance of our senior convertible notes and an accelerated share repurchase transaction. See Note 10, Long-Term Debt, and Note 16, Repurchase of Common Shares.  The settlement amount of Lehman OTC’s claim against Lawson, related to the warrant transaction, was paid on February 10, 2011. Furthermore, on February 11, 2011, we assigned our aggregate Lehman OTC claims relating to the note hedge and ASR transactions to an independent third party in exchange for cash.  As a result of these payments and collections, we recorded a net gain of approximately $3.0 million in the current quarter.

During the third quarter, we experienced improved customer demand for our software solutions in certain of our targeted markets while other markets were more challenging.  Within our S3 Industries segment, our healthcare vertical continued to show strong performance as we believe our healthcare clients, under continued pressure to reduce expenses, looked to invest in information technology to drive productivity improvements.  In the third quarter, we entered into five transactions greater than $1.0 million with healthcare clients. We also saw strong demand for our HCM product offerings and many of our larger transactions in the quarter included both HCM applications as well as traditional ERP solutions.  We anticipate this trend will continue and be reinforced with our acquisition of Enwisen.  Our public sector vertical did not have as strong of a quarter as many state and local governments are dealing with budgetary concerns and certain transactions have been deferred or delayed.  Within our M3 Industries segment, our manufacturing & distribution vertical experienced increased licensing activity and improved bookings for consulting services in the third quarter. This strong quarter for our manufacturing & distribution vertical was an improvement over recent quarters as this market has been and may continue to be negatively impacted by the slow and uncertain economic recovery.  Our APAC business unit also showed improved licensing activity compared to last year and both APAC and our consumer products vertical had strong service bookings.   Within our equipment service management & rental vertical, the primary focus has been on the implementation of existing projects.  Generally, licensing activity leads to the recognition of license fees revenue within six months of entry into license transactions, based on the timing of when we meet all revenue recognition requirements.  Bookings for our consulting services generally lead to the recognition of consulting revenues over two to 24 months, depending on the size and complexity of the project.

While the economic environment has begun to show signs of improvement, recent political and civil unrest in North Africa and the Middle East, the earthquake and tsunami that has devastated Japan and governmental budgetary concerns have resulted in more uncertainty as to the timing and strength of the recovery.  The effect of the weakened global economy and the slow and uncertain recovery continue to be a challenge for our license contracting and demand for our services in certain of our targeted markets and may continue to be so in the remainder of fiscal 2011.  In spite of these challenges, we have been able to grow the recurring revenues related to our maintenance services through the acquisition of Healthvision, continued strong renewal rates in our S3 Industries segment and customer winbacks and extended maintenance programs in our M3 Industries segment.  In addition, most recently we have grown our recurring software subscription revenues with the acquisition of Enwisen.

Continued economic uncertainties and/or further deterioration of economic conditions could cause further delay or reduce our current and prospective customers’ software purchases or implementation projects which may negatively impact our future results. In addition, credit risks associated with our customers/vendors may also be adversely impacted by the current economic conditions. This challenging economic environment has also intensified the difficulty of forecasting software license and consulting services revenues. A decrease in licensing activity will typically lead to a decrease in consulting revenues in subsequent quarters. Lower licensing activity may also reduce maintenance revenues since maintenance fees for new product licenses are based on the amount of associated license fees.

Fiscal Period Ended February 28, 2011

Revenues in the third quarter of fiscal 2011 increased 5.4% as compared to the third quarter of fiscal 2010.  The increase in revenues continues to be driven significantly by our maintenance services revenues which improved 9.4% over the same period last year.  The improvement reflects the inclusion of Healthvision for the full quarter this year compared to only a portion last year, strong maintenance contract renewal rates in our S3 Industries segment, reinstatement of maintenance by customers, and sales of extended support services for our legacy products and premium support offerings. In addition, our license fees increased 6.2% compared to the third quarter of last year primarily related to our healthcare vertical in our S3 Industries segment which includes the contribution of Healthvision.  This increase was partially offset by decreased license fees revenues in our service industries and public sector verticals within our S3 Industries segment as well as decreased revenues in our equipment service management & rental vertical and APAC business unit within our M3 Industries segment.  Our consulting revenues decreased slightly in the third quarter compared to last year due to a decrease in our M3 Industries segment primarily related to our manufacturing & distribution and equipment service management & rental verticals, as a result of lower bookings for our consulting services in these verticals over the past several quarters.  These decreases were partially offset by increased consulting revenues in our S3 Industries segment primarily due to our healthcare vertical, which includes Healthvision, and Enwisen’s subscription revenues.

Total gross margin as a percentage of revenues for the third quarter of 2011 improved to 59.0% compared to 55.3% in the third quarter last year primarily from improved gross margins related to our maintenance services revenues and a shift in the mix of our software and service offerings toward higher margin software.  We continue to anticipate an improved software revenue mix for our full year fiscal 2011 when compared to fiscal 2010.  Operating expenses for the third quarter of fiscal 2011 increased $2.2 million, or 2.4%, compared to $91.2 million in the third quarter last year.  As a percent of revenues, third quarter operating expenses were 47.6% compared to 49.1% during the third quarter last year.  Our operating margin for the third quarter improved to 11.4%, compared to 6.2% last year.

Net income per diluted share increased to $0.13 as compared to $0.01 during the similar period last year.   This improvement was primary due to increased revenues and improved gross margins.  In addition, the decrease in our tax provision related to the reversal of liabilities for unrecognized tax benefits related to uncertain tax positions accounted for approximately $0.03 per share.  The gain recorded on the settlement of our claims related to Lehman OTC’s bankruptcy also contributed approximately $0.01 per share in the current quarter.

Non-GAAP Financial Measures

Our results of operations in this Management’s Discussion and Analysis are presented in accordance with U.S. GAAP.  In addition to reporting our financial results in accordance with U.S. GAAP, we present certain non-GAAP financial measures to our investors in our quarterly earnings releases, in information posted on our website and in other public disclosures.  These non-GAAP measures include non-GAAP revenues, non-GAAP operating income, non-GAAP operating margin, non-GAAP net income and non-GAAP net income per diluted share.  For the third quarter of fiscal 2011, non-GAAP revenues of $197.9 million increased $9.3 million, or 4.9%, compared to $188.6 million in the similar period of fiscal 2010.  For the third quarter of fiscal 2011, non-GAAP operating income of $36.9 million improved $7.0 million, or 23.5%, compared to $29.9 million in fiscal 2010.  Year-to-date non-GAAP revenues of $563.5 million increased $21.5 million, or 4.0%, compared to $542.0 million in the similar period last year.  As a percentage of revenues, non-GAAP operating margin for the three months and nine months ended February 28, 2011, improved to 18.6% and 17.5%, respectively; compared to 15.8% and 15.2% in fiscal 2010.  Non-GAAP net income in our third quarter of fiscal 2011 was $23.9 million, or $0.14 per diluted share, compared to $17.8 million, or $0.11 per diluted share, in fiscal 2010.  Year-to-date non-GAAP net income in fiscal 2011 improved to $62.0 million, or $0.37 per diluted share, compared to $48.8 million, or $0.30 per diluted share in the similar period in fiscal 2010.  See Non-GAAP Financial Measure Reconciliations below for additional information regarding our use of these non-GAAP financial measures and reconciliations to the corresponding U.S. GAAP measures.

Foreign Currency

A significant portion of our business is conducted in currencies other than the U.S. Dollar, particularly the Euro, Swedish Krona (SEK) and Canadian Dollar (CAD).  Our revenues and operating expenses are affected by fluctuations in applicable foreign currency exchange rates.  For the three and nine months ended February 28, 2011, the average exchange rates for the U.S. Dollar weakened approximately 5.6% and 8.7% against the Euro as compared to the average exchange rates for the similar periods last year.  The average exchange rates for the U.S. Dollar against the SEK and CAD strengthened approximately 7.4% and 5.2%, and 3.1% and 5.2%, respectively; compared to the three and nine months ended February 28, 2010.  These fluctuations in the exchange rates affected our third quarter and nine month fiscal 2011 results as a decline in the U.S. Dollar to foreign currency exchange rates generally has the effect of increasing our revenues but also increasing our operating expenses denominated in currencies other than the U.S. Dollar. Similarly, strengthening in the U.S. Dollar to foreign currency exchange rates generally has the effect of reducing our revenues but also reducing our operating expenses denominated in currencies other than the U.S. Dollar.

In general, for financial activities denominated in a currency other than the U.S. Dollar, we calculate constant currency comparisons by converting the prior period financial activities at the average monthly exchange rates applicable to current periods. We believe these constant currency comparisons provide additional insight into our business performance during the applicable reporting periods exclusive of the effects of foreign currency exchange rate fluctuations and should be considered in addition to, but not as a substitute for, the actual changes in revenues, expenses, income or other financial measures presented in this Quarterly Report on Form 10-Q.

The following table summarizes the year-over-year change, both in U.S. Dollars and percentages, in revenues and costs and expenses due to fluctuations in exchange rates and changes in activity and pricing on a constant currency basis for the periods presented (in thousands, except percentages):

Three Months Ended February 28, 2011 vs. 2010	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported
Revenues:
License fees	$465	$1,497	$1,962	1.5%	4.6%	6.2%
Maintenance services	612	7,757	8,369	0.7	8.6	9.4
Software revenues	1,077	9,254	10,331	1.0	7.6	8.5
Consulting	471	(756)	(285)	0.7	(1.2)	(0.4)
Total revenues	$1,548	$8,498	$10,046	0.9%	4.5%	5.4%

Total costs and operating expenses	$2,322	$(2,956)	$(634)	1.3%	(1.7)%	(0.4)%

Nine Months Ended February 28, 2011 vs. 2010	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported	Change Due to Currency Fluctuations	Change in Constant Currency	Total Change as Reported
Revenues:
License fees	$(153)	$(1,321)	$(1,474)	(0.2)%	(1.5)%	(1.7)%
Maintenance services	3,182	26,750	29,932	1.4	10.2	11.5
Software revenues	3,029	25,429	28,458	0.9	7.3	8.2
Consulting	(1,779)	(7,925)	(9,704)	(0.9)	(4.1)	(5.0)
Total revenues	$1,250	$17,504	$18,754	0.2%	3.2%	3.5%

Total costs and operating expenses	$(473)	$2,077	$1,604	(0.1)%	0.4%	0.3%

The fluctuations in foreign currency exchange rates had an unfavorable impact on our third quarter fiscal 2011 net income per basic and diluted share of less than $0.01 and a favorable impact of approximately $0.01 per basic and diluted shares for the year-to-date period.

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

Results of Operations

The following table sets forth certain line items in our Condensed Consolidated Statements of Operations as a percentage of total revenues for the periods indicated, the period-over-period percent actual increase (decrease) and the period-over-period percent increase (decrease) on a constant currency basis (see Foreign Currency above):

	Percentage of		Quarterly Change		Percentage of		Year-to-Date Change
	Total Revenue		Fiscal 2011 vs. 2010		Total Revenue		Fiscal 2011 vs. 2010
	Three Months Ended		Percent Change		Nine Months Ended		Percent Change
	February 28,			Constant	February 28,			Constant
	2011	2010	Actual	Currency	2011	2010	Actual	Currency
Revenues:
License fees	17.2%	17.1%	6.2%	4.6%	15.2%	16.0%	(1.7)%	(1.5)%
Maintenance services	49.7	47.9	9.4	8.6	51.9	48.1	11.5	10.2
Software revenues	66.9	65.0	8.5	7.6	67.1	64.1	8.2	7.3
Consulting	33.1	35.0	(0.4)	(1.2)	32.9	35.9	(5.0)	(4.1)
Total revenues	100.0	100.0	5.4	4.5	100.0	100.0	3.5	3.2

Cost of revenues:
Cost of license fees	3.1	3.5	(6.5)	(11.1)	3.2	3.1	7.2	4.5
Cost of maintenance services	9.0	9.3	2.0	1.0	9.4	9.3	4.9	5.3
Cost of software revenues	12.1	12.8	(0.4)	(2.4)	12.6	12.4	5.5	5.1
Cost of consulting	28.9	31.9	(4.6)	(5.4)	29.3	31.7	(4.3)	(3.7)
Total cost of revenues	41.0	44.7	(3.4)	(4.6)	41.9	44.1	(1.6)	(1.2)

Gross profit	59.0	55.3	12.5	12.0	58.1	55.9	7.4	6.7

Operating expenses:
Research and development	12.3	12.2	6.2	2.8	12.4	12.2	5.5	3.5
Sales and marketing	21.9	23.1	(0.1)	(0.7)	21.6	22.0	1.5	2.0
General and administrative	11.8	11.7	6.7	6.5	11.9	11.4	8.5	8.7
Restructuring	(0.1)	0.6	*NM	*NM	(0.2)	1.1	*NM	*NM
Amortization of acquired intangibles	1.7	1.5	26.0	25.1	1.6	1.2	36.2	38.8
Total operating expenses	47.6	49.1	2.4	1.0	47.3	47.9	2.1	1.9

Operating income	11.4	6.2	92.3	106.1	10.8	8.0	39.6	34.3
Total other income (expense), net	0.2	(2.0)	*NM	*NM	(1.2)	(2.1)	(38.6)	(36.6)
Income before income taxes	11.6	4.2	193.1	214.1	9.6	5.9	68.0	57.6
Provision for income taxes	0.7	3.3	(76.4)	(77.8)	1.9	4.0	(51.5)	(51.7)
Net income	10.9%	0.9%	*NM	*NM	7.7%	1.9%	313.6%	246.6%

*NM - Percentage not meaningful

The discussion that follows, relating to our results of operations for the comparable three and nine months ended February 28, 2011 and 2010, should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and related Notes and with the information presented in the above table.  This analysis addresses the actual changes in our results of operations for the comparable fiscal periods presented in accordance with U.S. GAAP.  For percentage changes excluding the impact of foreign currency fluctuations, see the constant currency percentages in the above table.

Revenues

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	February 28,		Fiscal 2011 vs. 2010		February 28,		Fiscal 2011 vs. 2010
(in thousands)	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Revenues:
License fees	$33,766	$31,804	$1,962	6.2%	$84,636	$86,110	$(1,474)	(1.7)%
Maintenance services	97,449	89,080	8,369	9.4	289,594	259,662	29,932	11.5
Software revenues	131,215	120,884	10,331	8.5	374,230	345,772	28,458	8.2
Consulting	64,798	65,083	(285)	(0.4)	183,905	193,609	(9,704)	(5.0)
Total revenues	$196,013	$185,967	$10,046	5.4%	$558,135	$539,381	$18,754	3.5%

The following table sets forth revenues by reportable segment:

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	February 28,		Fiscal 2011 vs. 2010		February 28,		Fiscal 2011 vs. 2010
(in thousands)	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
S3 Industries:
License fees	$20,205	$16,837	$3,368	20.0%	$48,795	$43,513	$5,282	12.1%
Maintenance services	66,672	58,764	7,908	13.5	197,491	171,982	25,509	14.8
Software revenues	86,877	75,601	11,276	14.9	246,286	215,495	30,791	14.3
Consulting	27,412	25,411	2,001	7.9	75,341	74,412	929	1.2
Total S3 revenues	$114,289	$101,012	$13,277	13.1%	$321,627	$289,907	$31,720	10.9%

M3 Industries:
License fees	$13,561	$14,967	$(1,406)	(9.4)%	$35,841	$42,597	$(6,756)	(15.9)%
Maintenance services	30,777	30,316	461	1.5	92,103	87,680	4,423	5.0
Software revenues	44,338	45,283	(945)	(2.1)	127,944	130,277	(2,333)	(1.8)
Consulting	37,386	39,672	(2,286)	(5.8)	108,564	119,197	(10,633)	(8.9)
Total M3 revenues	$81,724	$84,955	$(3,231)	(3.8)%	$236,508	$249,474	$(12,966)	(5.2)%

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

Third quarter fiscal 2011 total revenues increased $10.0 million, or 5.4%, as compared to the third quarter of fiscal 2010.   Software revenues, consisting of license fees revenues and maintenance services, increased $10.3 million, or 8.5%, compared to the third quarter last year.  The increase included a 9.4% increase in our maintenance services revenues and a 6.2% increase in our license fees revenues.  Offsetting these increases, was a decrease in consulting revenues of $0.3 million, or 0.4%.  Year-to-date fiscal 2011 total revenues increased $18.8 million, or 3.5%, compared to the similar period last year.  The increase was driven by a $28.5 million, or 8.2%, increase in our software revenues which included a $29.9 million, or 11.5%, increase in our maintenance services revenues partially offset by a $1.5 million, or 1.7%, decrease in license fees revenues.  For the first nine months of fiscal 2011 our consulting revenues decreased $9.7 million, or 5.0%.

From a reportable segment perspective, software revenues in our S3 Industries segment improved 14.9% and 14.3% in the third quarter and first nine months of fiscal 2011, respectively, as compared to the similar periods last year.  This growth was primarily due to our acquisition of Healthvision and improved maintenance renewal rates.  These improvements were partially offset by a decrease in software revenues in our M3 Industries segment which decreased 2.1% and 1.8% in the current quarter and year-to-date periods, respectively, as compared to last year, primarily due to lower license fees revenues.  Consulting revenues in our S3 Industries segment improved 7.9% and 1.2% in the third quarter and first nine months of fiscal 2011, respectively, as compared to the similar periods of last year.  These increases in S3 consulting revenues were primarily due to the acquisitions of both Healthvision and Enwisen as well as other increases within our healthcare vertical. For the third quarter and year-to-date periods, M3 Industries consulting revenues were down 5.8% and 8.9%, respectively, as a result of lower bookings for our consulting services in our manufacturing & distribution and equipment services management & rental verticals over the past several quarters.

Geographically, in the third quarter of fiscal 2011, revenues in our Americas region increased $6.1 million, or 5.3%, compared to the third quarter last year largely due to our acquisition of Healthvision and Enwisen.  Revenues in our EMEA region increased $3.6 million, or 5.9%, and our APAC region revenues increased $0.3 million, or 3.4%.  Year-to-date, our Americas’ region revenues increased $20.9 million, or 6.3%, again primarily due to our acquisition of Healthvision and our APAC region revenues increased $6.5 million, or 25.9%, primarily due to the current recognition of revenue related to certain significant transactions contracted for in prior periods.  These increases were somewhat offset by a decrease of $8.7 million, or 4.7%, in our EMEA region.  Year-to-date our Americas region accounted for approximately 62.8% of our revenues while our EMEA and APAC regions accounted for 31.5% and 5.7%, respectively.  In the comparable year-to-date period last year our Americas, EMEA and APAC regions accounted for 61.1%, 34.2% and 4.7% of our total revenues, respectively.  We anticipate that the Americas region will continue to represent a greater proportion of our total revenues in fiscal 2011 and future periods as a majority of our revenues related to Healthvision and Enwisen products and services will be in our Americas region.

License Fees.  Our license fees primarily consist of fees resulting from products licensed to customers on a perpetual basis. Product license fees result from a customer’s licensing of a given software product for the first time or with a customer’s licensing of additional users for previously licensed products.

License fees revenues for the third quarter of fiscal 2011 increased $2.0 million, or 6.2%, compared to the third quarter of fiscal 2010.  This increase was primarily due to our S3 Industries segment which increased $3.4 million, or 20.0%, in the third quarter of fiscal 2011 compared to the similar quarter last year.  The increase was due to increased license fee revenues in our healthcare vertical, including $1.9 million incremental license fees related to our Healthvision products, and an increase in our HCM product sales, which more than offset decreased license fee revenues in our public sector and service industries verticals.   License fees revenues in our M3 Industries segment decreased $1.4 million, or 9.4%, primarily due to a decline in revenues from our equipment service management & rental vertical and our APAC business unit.  The APAC business unit is included in our M3 Industries segment and includes all M3 activity in the APAC region.  Within our M3 Industries segment, revenues from our manufacturing & distribution and consumer products verticals were relatively flat quarter-over-quarter.

License fees revenues in our Americas and EMEA regions increased $1.0 million and $1.5 million, respectively, in the third quarter of fiscal 2011 as compared to the similar period last year.  These increases were somewhat offset by a decrease of $0.5 million in our APAC region.

For the first nine months of fiscal 2011, license fees revenues decreased $1.5 million, or 1.7%, compared to the first nine months of fiscal 2010.  This decrease was primarily due to our M3 Industries segment which decreased $6.8 million, or 15.9%, compared to the similar period last year, primarily due to a decline in license fees revenues in our equipment service management & rental and manufacturing & distribution verticals.  In addition, revenues from our consumer products vertical were down slightly as compared to the first nine months of last year.  Somewhat offsetting these decreases were increased license fees revenues in our APAC business unit within our M3 Industries segment.  Year-to-date fiscal 2011 license fees revenues in our S3 Industries segment increased $5.3 million, or 12.1%, as compared to the similar period last year.  The increase was experienced primarily in our healthcare vertical, including $5.5 million of incremental license fees contributed by Healthvision products, which more than offset decreased license fees revenues in our public sector and services industry verticals in the comparable nine-month periods.

License fees revenues in our APAC region increased $1.2 million in the first nine months of fiscal 2011 as compared to the similar period last year.  This increase was more than offset by a decrease of $2.9 million in our EMEA region.   License fees revenues in our Americas region were relatively flat year-over-year.

The following table summarizes the number of licensing transactions we entered into in the quarter ended February 28, 2011 and the first nine months of fiscal 2011 and the comparable periods last year:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Total number of licensing transactions	313	301	804	692
License transactions between $0.5 and $1.0 million	7	6	26	13
License transactions greater than $1.0 million	6	3	9	11

Executed licensing transactions will not result in revenue unless all requirements for revenue recognition are met with respect to each separate transaction.

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

Maintenance services revenues for the third quarter of fiscal 2011 increased $8.4 million, or 9.4%, compared to our fiscal 2010 third quarter.  This increase was primarily due to a $7.9 million, or 13.5%, increase related to our S3 Industries segment which included $2.9 million in incremental maintenance services revenues related to Healthvision.  In addition, we experienced strong renewal rates in our S3 Industries segment, price increases, as well as maintenance agreements associated with new customers which more than offset cancellations. Within our M3 Industries segment, maintenance services also increased $0.5 million, or 1.5%, compared to the third quarter of fiscal 2010.

Third quarter maintenance services revenues improved in our Americas and APAC regions which were up $8.0 million and $0.6 million, respectively, compared to the third quarter last year.  Maintenance services revenues in our EMEA region were relatively flat quarter-over-quarter.

For the first nine months of fiscal 2011, maintenance services revenues increased $29.9 million, or 11.5%, compared to the first nine months of fiscal 2010.  This year-to-date increase was primarily due to a $25.5 million, or 14.8%, increase related to our S3 Industries segment primarily our healthcare vertical which included $17.8 million in incremental maintenance services revenue related to Healthvision, strong renewal rates in our S3 Industries segment, price increases, as well as maintenance agreements associated with new customers which more than offset cancellations.  Within our M3 Industries segment, maintenance services revenue also increased $4.4 million, or 5.0%, compared to the first nine months of fiscal 2010, primarily due to signing new maintenance agreements with former customers and the selling of extended support agreements to customers running on older versions of our M3 products.  In addition, more of our S3 and M3 customers are selecting our higher priced premium silver level maintenance service programs which we believe is driving improved customer satisfaction levels and improved renewal rates.

The year-to-date maintenance services revenues in each of our geographies increased compared to the similar period last year with our Americas, EMEA and APAC regions up $25.5 million, $1.4 million and $3.0 million, respectively.

Consulting.  Our consulting revenues consist of services related to software installations, software implementations, customized development, training services for customers who have licensed our products and revenues from software subscriptions.

Consulting revenues for the third quarter of fiscal 2011 decreased $0.3 million, or less than 1.0%, compared to the third quarter of fiscal 2010.  This decrease was due to a $2.3 million, or 5.8%, decrease in consulting revenues in our M3 Industries segment, primarily in our manufacturing & distribution and equipment service management & rental verticals as a result of lower bookings for our consulting services in these verticals over the past several quarters.  Consulting revenues in our consumer products vertical and our APAC business unit were relatively flat.  The M3 Industries segment decrease was mostly offset by a $2.0 million, or 7.9%, increase in our S3 Industries segment primarily related to our healthcare vertical which included $3.3 million in incremental consulting revenues related to Healthvision.  In addition, Enwisen contributed $1.7 million in software subscription revenues during the quarter.  These increases were somewhat offset by decreased consulting revenues in our public sector and service industries verticals, due to lower service bookings consistent with the lower licensing activity within these verticals.

Consulting revenues in the third quarter of fiscal 2011 were improved in our EMEA region up $2.3 million while our Americas region decreased $2.9 million compared to the third quarter last year.  Consulting revenues in our APAC region were relatively flat quarter-over-quarter.

For the first nine months of fiscal 2011, consulting revenues decreased $9.7 million, or 5.0%, compared to the first nine months of fiscal 2010.  This decrease was primarily due to a $10.6 million, or 8.9%, decrease in our M3 Industries segment, as a result of a reduction in our number of billable consultants primarily in our M3 resources in EMEA and lower bookings for our consulting services in our manufacturing & distribution vertical.  The year-to-date decrease was primarily related to our manufacturing & distribution vertical which was only partially offset by an increase in our APAC business unit consulting revenues.  Our equipment service management & rental and consumer product verticals were relatively flat in the comparable nine-month periods.  Consulting revenues in our S3 Industries segment increased $0.9 million, or 1.2%, primarily in our healthcare vertical which included $11.5 million in incremental services related to Healthvision in fiscal 2011 and $1.7 million in software subscription revenues related to Enwisen.   These increases were mostly offset by a decrease in year-to-date consulting revenues in our public sector and service industries verticals due to lower service bookings.  The overall decrease in our consulting revenues for the first nine months of fiscal 2011 was due to the fact that during fiscal 2010 we reduced the size of our consulting staff as part of our strategy to move more implementation services to our partner channels and improve our revenue mix as well as lower demand for our consulting services.

Consulting revenues in our Americas and EMEA regions decreased $4.9 million and $7.1 million, respectively, in the first nine months of fiscal 2011 compared to the similar period last year.  These decreases were somewhat offset by a $2.3 million increase in revenues from our APAC region in the first nine months of fiscal 2011.

Deferred Revenue.  Certain of our revenues are deferred when all conditions of revenue recognition have not been met. Deferred revenue represents revenue that is to be recognized in future periods when such conditions have been satisfied related to certain license agreements, maintenance contracts and certain consulting arrangements, as discussed above. We had total deferred revenues of $230.4 million at February 28, 2011, compared to $328.2 million at May 31, 2010.

The following table sets forth the components of deferred revenue (in thousands):

	February 28,	May 31,
	2011	2010
License fees	$36,599	$39,221
Maintenance services	169,437	275,237
Consulting	24,407	13,702
Total deferred revenue	230,443	328,160
Less current portion	(220,180)	(319,797)
Deferred revenue - non-current	$10,263	$8,363

In general, changes in the balance of our deferred revenue are cyclical and primarily driven by the timing of our maintenance services renewal cycles. Our renewal dates primarily occur in the third and fourth quarters of our fiscal year with revenues being recognized ratably over the applicable service periods.  In addition, our conversion rate, or the rate at which revenue related to license transactions is recorded as revenue, was relatively higher contributing to the decrease in deferred license fees revenues.  These decreases were somewhat offset by an increase in deferred consulting revenues.  The increase in deferred consulting revenues is primarily related to large consulting projects in both our S3 and M3 Industries segments that were deferred in the first nine months of fiscal 2011, in accordance with various contract specifications, and will be recognized as the services are provided as well as deferred revenue related to our acquisition of Enwisen.

Cost of Revenues

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	February 28,		Fiscal 2011 vs. 2010		February 28,		Fiscal 2011 vs. 2010
(in thousands)	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Cost of revenues:
Cost of license fees	$6,166	$6,595	$(429)	(6.5)%	$18,144	$16,929	$1,215	7.2%
Cost of maintenance services	17,692	17,352	340	2.0	52,267	49,833	2,434	4.9
Cost of software revenues	23,858	23,947	(89)	(0.4)	70,411	66,762	3,649	5.5
Cost of consulting	56,546	59,249	(2,703)	(4.6)	163,670	171,027	(7,357)	(4.3)
Total cost of revenues	$80,404	$83,196	$(2,792)	(3.4)%	$234,081	$237,789	$(3,708)	(1.6)%

Gross profit:
License fees	$27,600	$25,209	$2,391	9.5%	$66,492	$69,181	$(2,689)	(3.9)%
Maintenance services	79,757	71,728	8,029	11.2	237,327	209,829	27,498	13.1
Total software gross profit	107,357	96,937	10,420	10.7	303,819	279,010	24,809	8.9
Consulting	8,252	5,834	2,418	41.4	20,235	22,582	(2,347)	(10.4)
Total gross profit	$115,609	$102,771	$12,838	12.5%	$324,054	$301,592	$22,462	7.4%

Gross margin:
License fees	81.7%	79.3%			78.6%	80.3%
Maintenance services	81.8%	80.5%			82.0%	80.8%
Total software gross margin	81.8%	80.2%			81.2%	80.7%
Consulting	12.7%	9.0%			11.0%	11.7%
Total gross margin	59.0%	55.3%			58.1%	55.9%

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

During the third quarter of fiscal 2011, cost of license fees decreased $0.4 million, or 6.5%, compared to the third quarter of fiscal 2010.  The decrease was primarily due to a $0.7 million decrease in third-party costs resulting from a lower proportion of third-party product sales in the current quarter’s revenue mix as compared to last year.  This decrease was somewhat offset by increased amortization expense of intellectual property related to Healthvision.  Fiscal 2011 third quarter license fees gross margin increased to 81.7% as compared to 79.3% in the third quarter of fiscal 2010 primarily as a result of a favorable product mix and higher license fees revenues in the current quarter.

Cost of license fees for the first nine months of fiscal 2011 increased $1.2 million, or 7.2%, compared to the similar period last year.  This increase was primarily due to a $3.9 million increase in amortization expense of intellectual property primarily related to Healthvision.  This increase was partially offset by a $2.8 million decrease in third-party costs due to a change in product mix.  License fees gross margin for the first nine months of fiscal 2011 decreased to 78.6%, as compared to 80.3% in the similar period of last year, primarily as a result of the increased amortization expense and lower nine-month license fees revenues.

Cost of Maintenance Services.  Cost of maintenance includes salaries, employee benefits, related travel, third-party maintenance costs associated with embedded and non-embedded third-party products and the overhead costs of providing support.

Cost of maintenance services for the third quarter of fiscal 2011 increased $0.3 million, or 2.0%, compared to the third quarter of fiscal 2010. The increase was primarily due to a $0.7 million increase in third-party costs commensurate with our increased maintenance services revenue which was offset by a $0.5 million decrease in employee related costs.  Maintenance services gross margin for the third quarter of fiscal 2011 improved to 81.8% compared to 80.5% in the third quarter of fiscal 2010.

Cost of maintenance for the first nine months of fiscal 2011 increased $2.4 million, or 4.9%, compared to the first nine months of fiscal 2010.  This increase was primarily due to a $3.1 million increase in third-party costs commensurate with our increased maintenance services revenue and a $0.6 million increase in information technology and other infrastructure allocations.  These increases were somewhat offset by a $0.9 million decrease in employee related costs, primarily incentive compensation.  Maintenance gross margin for the first nine months of fiscal 2011 was 82.0%, up slightly from 80.8% in the similar period of last year.

Cost of Consulting.  Cost of consulting includes salaries, employee benefits, third-party consulting costs, related travel, and the overhead costs of providing implementation, installation, training and education services to customers.

Cost of consulting decreased $2.7 million, or 4.6%, in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010.  This decrease was primarily driven by a $1.4 million decrease in employee related costs resulting from our significantly lower billable headcount during the third quarter of fiscal 2011 as compared to the third quarter of fiscal 2010.  Third-party costs decreased $1.1 million in-line with lower consulting revenues and included a one-time cost reduction of $0.5 million related to a settlement with one of our services partners in our EMEA region.  In addition, information technology and other infrastructure allocations decreased $0.5 million.  These decreases were partially offset by a $0.5 million increase in amortization expense related to the intangible assets acquired from Enwisen.  Gross margin on consulting revenues for the third quarter of fiscal 2011 improved to 12.7% compared to 9.0% for the similar period last year primarily due to increased consulting revenues in the current quarter.

For the comparable nine-month periods of fiscal 2011 and 2010, cost of consulting decreased $7.4 million or 4.3%.  This decrease was primarily due to a $5.4 million decrease in employee related costs resulting from our significantly lower billable headcount during fiscal 2011 as compared to last year.  Third-party costs and billable travel decreased $1.1 million and $0.5 million, respectively, in-line with our lower consulting revenues.  Information technology and other infrastructure allocations also decreased $0.6 million year-to-date.  These decreases were partially offset by a $0.5 million increase in amortization expense related to the intangible assets acquired from Enwisen.  Consulting gross margin for the first nine months of fiscal 2011 decreased to 11.0% compared to 11.7% in the similar period last year.

Operating Expenses

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	February 28,		Fiscal 2011 vs. 2010		February 28,		Fiscal 2011 vs. 2010
(in thousands)	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Operating expenses:
Research and development	$24,176	$22,760	$1,416	6.2%	$69,237	$65,651	$3,586	5.5%
Sales and marketing	42,897	42,919	(22)	(0.1)	120,539	118,796	1,743	1.5
General and administrative	23,115	21,665	1,450	6.7	66,612	61,397	5,215	8.5
Restructuring	(233)	1,154	(1,387)	*NM	(1,686)	5,905	(7,591)	*NM
Amortization of acquired intangibles	3,400	2,699	701	26.0	8,883	6,524	2,359	36.2
Total operating expenses	$93,355	$91,197	$2,158	2.4%	$263,585	$258,273	$5,312	2.1%

*NM — Percentage not meaningful

Research and Development.  Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees associated with product development, testing, quality assurance, documentation, enhancements and upgrades.

For the third quarter of fiscal 2011, research and development expenses increased $1.4 million, or 6.2%, compared to the third quarter last year primarily due to a $0.8 million increase in net employee related costs, as a result of payroll costs related to increased headcount which more than offset a decrease in incentive compensation.  In addition, information technology and other infrastructure allocations increased $0.7 million.

Research and development expenses for the first nine months of fiscal 2011 increased $3.6 million, or 5.5%, compared to the similar period last year.  The year-to-date increase was primarily due to a net increase in employee related costs of $2.7 million, reflecting an increase in headcount which more than offset a decrease in incentive compensation in fiscal 2011 as compared to fiscal 2010.  In addition, information technology and other infrastructure allocations increased $2.1 million.  These increases were partially offset by a $0.6 million decrease in third-party costs and a $0.6 million decrease in professional fees related to translation and contractor services.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel and overhead costs related to our sales and marketing personnel, as well as trade show activities, advertising costs and other costs associated with our Company’s marketing activities.

Sales and marketing expenses were flat for the third quarter of fiscal 2011 at $42.9 million in both the current quarter and the third quarter of fiscal 2010.  During the quarter, employee related costs were higher due to an increase in headcount and incentive compensation compared to the similar period last year.  In the third quarter of fiscal 2011, our average sales force headcount was up 4.3% compared to the third quarter last year.  This increase was offset by a decrease in share-based compensation expense quarter-over-quarter.

For the first nine months of fiscal 2011, sales and marketing expenses increased $1.7 million, or 1.5%, compared to the similar period in fiscal 2010.  The year-to-date increase was primarily the result of a $2.1 million increase in net employee related costs including a $4.6 million increase in payroll costs due to the higher average number of our account executives in fiscal 2011 as compared to last year which was somewhat offset by a $2.9 million decrease in share-based compensation and a $0.4 million decrease in incentive compensation.

General and Administrative.  General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, legal and accounting expenses, consulting fees and the impact of foreign currency transaction gains (losses).  We deem certain of these items to be shared-services and accordingly allocate the related expenses to other functional line items within cost of revenues and operating expenses, primarily based on headcount. These administration allocations have no impact on our overall operating margins for any of the periods presented.

For the third quarter of fiscal 2011, general and administrative expenses increased $1.5 million, or 6.7%, compared to the third quarter of fiscal 2010.  The increase was due to an increase of $1.4 million in legal costs primarily related to patent litigation.  In addition, information technology and other infrastructure allocations increased $1.2 million.  These increases were partially offset by a $0.8 million decrease in transaction and integration expenses incurred related to acquisitions.

General and administrative expenses increased $5.2 million, or 8.5% in the first nine months of fiscal 2011 compared to the similar period of fiscal 2010.  The year-to-date increase was the result of $3.4 million related to the net impact of foreign currency transaction gain (losses) in the first nine months of fiscal 2011 compared to the similar period last year. This change includes the effect of certain of the out-of-period adjustments discussed in Note 1, Nature of Business and Basis of Presentation — Results of Operations.  In addition, information technology and other infrastructure allocations increased $3.1 million, and legal costs increased $2.6 million primarily as a result of patent litigation.  These increases were partially offset by a $1.1 million decrease in contractor services, a $0.8 million decrease in transaction and integration expenses incurred related to acquisitions and a $0.6 million decrease in bad debt expense.  In addition, net employee related costs decreased $1.3 million including: 1) a $2.6  million decrease in incentive compensation expense in the first nine months of fiscal 2011 compared to the similar period last year, 2) a $1.9 million gain recorded in the first quarter of fiscal 2011 related to our Norwegian pension plan discussed in Note 13, Comprehensive Income, offset by, 3) a $2.2 million increase in share-based compensation and 4) an increase of $0.9 million in payroll costs.

Restructuring.  Over the past several years, we have pursued certain restructuring actions to improve our operational efficiency and reduce our operating costs.  These cost reduction measures included workforce reductions relating to restructuring our workforce and the vertical realignment of our organization, and the exiting of certain leased facilities and the consolidation of space in certain other facilities.  We have recorded restructuring charges related to these actions including severance and related benefits and costs associated with the exit of or reduction in leased space.  The original charges were based on management’s estimate of applicable severance and related benefits to be incurred and the estimated fair value of our liability related to exited leased facilities.  These estimated costs are subject to change based on actual costs incurred or changes in estimates and assumptions used in determining the value of these obligations.  Any change in the related accruals is recorded in the period identified.

We recorded a restructuring accrual reversal of approximately $0.2 million in the third quarter of fiscal 2011 compared to a restructuring charge of $1.2 million during the third quarter of fiscal 2010.  Year-to-date fiscal 2011 restructuring accrual reversals totaled $1.7 million compared to restructuring charges of $5.9 million in the comparable period of last year.  See Note 3, Restructuring, for details of our restructuring actions.

As a result of our restructuring plans and the realignment of our workforce, we have experienced cost savings from the lower facility expenses and reduced headcount and we expect these savings to continue.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles primarily relates to the on-going amortization of intangibles acquired in our fiscal 2006 Intentia merger, our fiscal 2010 acquisition of Healthvision, our most recent acquisition of Enwisen as well as other acquisitions. For the third quarter of fiscal 2011, amortization increased $0.7 million, or 26.0%, as compared to the third quarter of fiscal 2010.  Year-to-date amortization of acquired intangibles increased $2.4 million, or 36.2%, compared to the first nine months of fiscal 2010.  These increases were primarily due to the amortization of intangible assets acquired in our acquisition of Healthvision and Enwisen.  These increases were partially offset by decreases related to the amortization of certain intangible assets that are being amortized on an accelerated basis, which resulted in a higher rate of amortization in fiscal 2010 as compared to fiscal 2011, as well as certain intangibles being fully amortized in fiscal 2010 with no corresponding amortization recorded in the current periods of fiscal 2011.

Other Income (Expense), Net

Total other income (expense), net, consists of interest income earned from cash, marketable securities and other investments, interest expense, other associated costs, and related gains or losses.  In the third quarter of fiscal 2011, we recorded net other income of $0.6 million compared to a net other expense of $3.8 million in the third quarter last year.  In the first nine months of fiscal 2011we recorded a net other expense of $7.1 million compared to a net other expense of $11.5 million for the similar periods of fiscal 2010.  The change in the quarter and year-to-date other income (expense) net was primarily due to a gain of approximately $3.0 million recorded in the third quarter of fiscal 2011 related to the settlement of certain claims that arose due to Lehman OTC’s bankruptcy. See Note 10, Long-Term Debt. We also realized a gain of approximately $1.2 million related to the sale of marketable securities in the current quarter.

Provision for Income Taxes

	Three Months Ended		Quarterly Change		Nine Months Ended		Year-to-Date Change
	February 28,		Fiscal 2011 vs. 2010		February 28,		Fiscal 2011 vs. 2010
(in thousands)	2011	2010	Dollars	Percent	2011	2010	Dollars	Percent
Income tax provision	$1,443	$6,126	$(4,683)	(76.4)%	$10,377	$21,384	$(11,007)	(51.5)%
Effective income tax rate	6.3%	78.6%			19.4%	67.3%

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

The change in the effective tax rate for the three and nine months ended February 28, 2011 compared to the similar periods last year was primarily due to a release of recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions, a release of valuation allowance on a recorded capital gain carryforward now utilized in the current period and the jurisdictional mix of operating income in the respective periods.  In fiscal 2011 we have been profitable in certain foreign jurisdictions which have available net operating loss carryforwards currently offset by valuation allowances.  Utilizing the benefit of these net operating losses reduces our effective tax rate as compared to last year when we incurred unbenefitted losses in certain jurisdictions.

As of February 28, 2011, we have recorded a liability of approximately $5.4 million for unrecognized tax benefits related to uncertain tax positions in various jurisdictions, which would affect earnings and the effective tax rate if the tax benefits were recognized.  For the quarter ended February 28, 2011, $4.6 million of recorded liabilities for unrecognized tax benefits related to uncertain tax positions in various jurisdictions reversed as a result of expiring statutes of limitations.

We recognize interest expense (benefit) related to unrecognized tax benefits and penalties, if incurred, as a component of our income tax expense.  During the three and nine  months ended February 28, 2011, we recognized an interest benefit of approximately $0.8 million and $0.7 million, respectively, and interest expense of $0.1 million and $0.3 million in the comparable periods last year.

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

	Three Months Ended				Nine Months Ended
	February 28,		Period Change		February 28,		Period Change
	2011	2010	Fiscal 2011 vs. 2010		2011	2010	Fiscal 2011 vs. 2010
GAAP revenue	$196,013	$185,967	$10,046	5.4%	$558,135	$539,381	$18,754	3.5%
Non-GAAP revenue adjustments:
Purchase accounting impact on maintenance revenues	278	1,969			2,846	1,969
Purchase accounting impact on consulting revenues	1,657	694			2,522	694
Non-GAAP revenue adjustments	1,935	2,663			5,368	2,663

Non-GAAP revenue	$197,948	$188,630	$9,318	4.9%	$563,503	$542,044	$21,459	4.0%

	Three Months Ended				Nine Months Ended
	February 28,		Period Change		February 28,		Period Change
	2011	2010	Fiscal 2011 vs. 2010		2011	2010	Fiscal 2011 vs. 2010
GAAP operating income	$22,254	$11,574	$10,680	92.3%	$60,469	$43,319	$17,150	39.6%
GAAP operating margin	11.4%	6.2%			10.8%	8.0%
Non-GAAP revenue adjustments	1,935	2,663			5,368	2,663
Non-GAAP costs/operating expense adjustments:
Amortization of purchased maintenance contracts	375	473			1,165	1,570
Share-based compensation	4,261	6,258			13,391	13,255
Pre-merger claims reserve adjustment	—	—			(630)	(661)
Acquisition transaction and integration costs	347	1,153			346	1,153
Pension gain	25	—			(1,886)	—
Restructuring	(233)	1,154			(1,686)	5,905
Amortization of acquired intangibles	7,919	6,583			22,131	15,409
Total non-GAAP costs/operating expense adjustments	12,694	15,621			32,831	36,631

Non-GAAP operating income	$36,883	$29,858	$7,025	23.5%	$98,668	$82,613	$16,055	19.4%
Non-GAAP operating margin	18.6%	15.8%			17.5%	15.2%

	Three Months Ended				Nine Months Ended
	February 28,		Period Change		February 28,		Period Change
	2011	2010	Fiscal 2011 vs. 2010		2011	2010	Fiscal 2011 vs. 2010
GAAP net income	$21,398	$1,668	$19,730	*NM	$43,011	$10,399	$32,612	313.6%
Non-GAAP revenue adjustments	1,935	2,663			5,368	2,663
Non-GAAP costs/operating expense adjustments	12,694	15,621			32,831	36,631
Non-cash interest expense related to convertible debt	2,265	2,122			6,796	6,365
Bankruptcy settlement	(3,006)	—			(3,006)	—
Tax provision adjustment (1)	(11,412)	(4,308)			(23,005)	(7,272)

Non-GAAP net income	$23,874	$17,766	$6,108	34.4%	$61,995	$48,786	$13,209	27.1%

	Three Months Ended				Nine Months Ended
	February 28,		Period Change		February 28,		Period Change
	2011	2010	Fiscal 2011 vs. 2010		2011	2010	Fiscal 2011 vs. 2010
GAAP net income per diluted share	$0.13	$0.01	$0.12	*NM	$0.26	$0.06	$0.20	306.2%
Purchase accounting impact on revenue	0.01	0.02			0.03	0.02
Amortization of purchased maintenance contracts	0.00	0.00			0.01	0.01
Share-based compensation	0.03	0.04			0.08	0.08
Pre-merger claims reserve adjustment	—	—			(0.00)	(0.00)
Acquisition transaction and integration costs	0.00	0.01			0.00	0.01
Pension gain	0.00	—			(0.01)	—
Restructuring	(0.00)	0.01			(0.01)	0.04
Amortization of acquired intangibles	0.05	0.04			0.13	0.09
Non-cash interest expense related to convertible debt	0.01	0.01			0.04	0.04
Bankruptcy settlement	(0.02)	—			(0.02)	—
Tax provision adjustment	(0.07)	(0.03)			(0.14)	(0.04)

Non-GAAP net income per diluted share (2)	$0.14	$0.11	$0.03	31.7%	$0.37	$0.30	$0.08	24.8

Weighted average shares - basic	163,978	161,412			163,340	161,308
Weighted average shares - diluted	168,736	165,367			167,912	164,901

*NM — Percentage not meaningful

(1)

We estimate an annual global effective non-GAAP tax rate by reflecting non-GAAP adjustments on a jurisdictional basis which is applied throughout the fiscal year. The estimated annual global effective non-GAAP tax rate for fiscal 2011 is 35.0% and was 37.0% for fiscal 2010. The above tax provision adjustments were made to reflect these rates for the applicable periods.

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

Share-Based Compensation.  Expense related to share-based compensation has been excluded from our non-GAAP results of operations. These charges consist of the estimated fair value of share-based awards including stock options, restricted stock, restricted stock units and share purchases under our employee stock purchase plan. While the charges for share-based compensation are of a recurring nature, as we grant share-based awards to attract and retain quality employees and as an incentive to help achieve financial and other corporate goals, we exclude them from our results of operation in assessing our operating performance. These charges are typically non-cash and are often the result of complex calculations using an option-pricing model that estimates share-based awards’ fair value based on factors such as volatility and risk-free interest rates that are beyond our control. The expense related to share-based awards is generally not controllable in the short-term and can vary significantly based on the timing, size and nature of awards granted. As such, we do not include such charges in our operating plans that we use to manage our business. In addition, we believe the exclusion of these charges facilitates comparisons of our operating results with those of our competitors who may have different policies regarding the use of share-based awards.

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

Bankruptcy Settlement.  We have excluded the net gain we recorded on settlement of certain claims that arose due to Lehman OTC’s bankruptcy.  These claims related to our business relationships with Lehman OTC, including a convertible note hedge transaction and a warrant transaction both entered into as part of the issuance of our senior convertible notes and an accelerated share repurchase transaction.  As a result of the payments and collections related to the settlement of these obligations, we recorded a net gain which we do not consider in our assessment of our operating performance.  We believe that the exclusion of the net gain from this non-recurring bankruptcy settlement provides investors a useful alternative view of our results of operations and facilitates comparisons of our results period-over-period.

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

Liquidity and Capital Resources

	Nine Months Ended
	February 28,
Cash Flows (in thousands)	2011	2010	% Change
Cash provided by (used in):
Operating activities	$(14,732)	$(8,431)	74.7%
Investing activities	(82,414)	(173,918)	(52.6)
Financing activities	3,363	(6,486)	*NM
Effect of exchange rate changes on cash and cash equivalents	20,055	366	*NM
Net change in cash and cash equivalents	$(73,728)	$(188,469)	(60.9)%

*NM - Percentage not meaningful

	As of
	February 28,	May 31,
Capital Resources (in thousands)	2011	2010	% Change
Working capital	$153,622	$115,034	33.5%
Cash and cash equivalents	$302,189	$375,917	(19.6)%

As of February 28, 2011, we had $302.2 million in cash and cash equivalents and $153.1 million in working capital.  Our most significant source of operating cash flows is derived from license fees, maintenance services and consulting fees related to services provided to our customers.  Days sales outstanding (DSO), which we calculate as net receivables at period-end divided by revenue for the quarter times 90 days in the quarter, was 52 and 54 as of February 28, 2011 and May 31, 2010, respectively.  Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services, and facilities.

On December 31, 2010, we acquired privately held Enwisen, a Novato, California-based company which provides SaaS human resource service delivery solutions, for $70.0 million in cash.  See Note 4, Business Combinations, for more information.

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

Cash Flows from Operating Activities

Net cash used in operating activities in the first nine months of fiscal 2011 was $14.7 million. Uses of cash included $127.1 million related to working capital.  The cash used for working capital purposes included a $109.5 million decrease in our deferred revenue balances primarily related to the timing of annual service maintenance billings and recognition of maintenance revenues over the applicable term of these agreements as well as higher conversion rates related to our license fees revenues, $39.1 million decrease in accrued expenses and other liabilities primarily related to a reduction in accrued incentive compensation due to payment of fiscal year end incentives, a reduction in accrued severance due to payments made relating to our fiscal 2010 restructuring actions, a release of recorded liabilities for unrecognized tax benefits related to uncertain tax positions and $8.2 million related to net income taxes payable/receivable.  These working capital uses of cash were partially offset by working capital sources of cash including a $17.4 million decrease in prepaid expenses and other assets primarily related to a change in the net fair value of our foreign currency forward contracts and a reduction in certain foreign value added tax receivables, a net $11.5 million decrease in accounts receivable from our focused collection efforts of customer accounts and a $0.9 million increase in accounts payable.  The working capital uses of cash were also offset by our net income of $43.0 million, which included non-cash charges of $42.4 million for depreciation and amortization, $13.4 million related to share-based compensation, $5.9 million related to deferred income taxes, a $2.8 million provision for estimated warranty costs and doubtful accounts, $7.6 million in amortization of debt discount and the debt issuance costs related to our senior convertible notes, as well as a net gain of $1.2 million related to the sale of marketable securities and certain other assets/liabilities. While operating activities utilized cash during the first nine months of fiscal 2011, we expect to generate positive cash flows in the remainder of the fiscal year primarily due to the timing of our maintenance billings and collection of related receivables.  Furthermore, as in previous years, we expect cash flows from operating activities to be positive for the full fiscal year.

Cash Flows from Investing Activities

Net cash used by investing activities was $82.4 million for the nine months ended February 28, 2011.  The primary uses of cash were the $70.0 million net cash paid in conjunction with our acquisition of Enwisen, $13.1 million used to purchase property and equipment primarily related to continued investments in our global information technology and business system infrastructure and $3.0 million used to purchase marketable securities.  These uses of cash were partially offset by $4.2 million in proceeds related to the sale of marketable securities during the third quarter of fiscal 2011.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.4 million for the first nine months of fiscal 2011.  Cash provided by financing activities during the period included $7.8 million related to the exercise of stock options and the issuance of shares of our common stock under our ESPP.  These sources of cash were somewhat offset by $4.1 million used to repurchase shares of our common stock pursuant to our Board authorized share repurchase program and $1.9 million used to make payments on our long-term debt and capital lease obligations.

Effect of Exchange Rate Changes

For the nine months ended February 28, 2011, changes in foreign currency exchange rates resulted in a $20.1 million increase in our cash and cash equivalents.  Exchange rate changes increased our cash and cash equivalents by $0.4 million during the nine months ended February 28, 2010.

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

In the third quarter of fiscal 2011, we repurchased an aggregate of 0.3 million shares of our common stock at an average price of $8.77 per share under the share repurchase program.  From inception of the repurchase program through February 28, 2011, we have used $275.7 million to repurchase 33.5 million shares at an average price of $8.23 per share.  The repurchased shares are recorded as treasury stock and result in a reduction to our stockholders equity.  The shares will be used for general corporate purposes.  As of February 28, 2011, the maximum dollar value of shares that may yet be purchased under this program was $124.3 million.

Senior Convertible Notes

In April 2007, we issued $240.0 million of senior convertible notes with net proceeds, after expenses, of approximately $233.5 million. The notes mature on April 15, 2012. The notes bear interest at a rate of 2.5% per annum payable semi-annually in arrears, on April 15 and October 15, beginning October 15, 2007. The notes do not contain any restrictive financial covenants. The notes are convertible, at the holders’ option, into cash and, if applicable, shares of our common stock based on an initial conversion rate of approximately 83.23 shares of common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $12.02 per share (which reflects a 35.0% conversion premium based on the closing sale price of $8.90 per share of Lawson common stock as reported by NASDAQ on April 17, 2007). Prior to January 15, 2012, the notes are convertible if the closing price of our common stock is more than 130.0% of the current conversion price of $12.02, or $15.63 per share, for at least 20 trading days in the 30 consecutive trading-day period ending on the last trading day of the immediately preceding fiscal quarter.  At the issuance of these notes, we simultaneously entered into separate agreements to purchase call options and sell warrants which are referred to below as “a convertible note hedge transaction and a warrant transaction.”

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

On June 4, 2009, counsel for Lehman Holdings and Lehman OTC demanded payment from us of the termination-date fair value of the warrant, asserted that in the contracts we have waived the right to setoff against the amounts owed to us under the hedge transaction and claimed we violated the bankruptcy stay in asserting offset rights. We refused payment and subsequently entered into settlement discussions with Lehman OTC.

During the third quarter of fiscal 2011, on February 10, 2011, we reached a settlement with Lehman OTC and entered into Termination Agreements relating to (1) Lawson’s claim against Lehman OTC for the convertible note hedge transaction and for the July 2008 accelerated share repurchase agreement (see Note 16, Repurchase of Common Shares) and (2) Lehman OTC’s claim against Lawson for the warrant transaction.

For financial reporting purposes, we originally estimated the fair value of the hedge transaction asset and the warrant liability using the Black-Scholes option pricing model and considered the credit risk of Lehman OTC. The original estimated fair values of the hedge transaction asset and warrant liability differ from the values as agreed to in the applicable February 10, 2011, Termination Agreements.

On February 10, 2011, we paid Lehman OTC the settlement value of our warrant liability and assigned our aggregate Lehman OTC claims relating to the note hedge and accelerated share repurchase agreement transactions to an independent third party in exchange for cash which we received on February 11, 2011.  As a result of these payments and collections, at amounts differing from the previously recorded estimated fair values, we recorded a gain of approximately $3.0 million in the third quarter of fiscal 2011 related to the settlement of these obligations.

The terms of the senior convertible notes and the rights of note holders are not affected by the status of Lehman Holdings or Lehman OTC or by the termination and settlement of the convertible note hedge or warrant transactions.

Credit Facility

We have an uncommitted credit facility that consists of a guarantee line with Skandinaviska Enskilda Banken in the amount of $4.7 million (30.0 million SEK). We had no borrowings outstanding under this line as of February 28, 2011.

Restricted Cash

We had approximately $10.3 million of restricted cash as of February 28, 2011, of which approximately $9.1 million and $1.2 million have been classified as current and non-current, respectively, on our Condensed Consolidated Balance Sheets. The current portion relates primarily to the customer claim held on our account at LBI. Cash related to this claim was received on March 10, 2011.  See Note 16, Repurchase of Common Shares. The remainder of the restricted cash balance relates to various collateral arrangements related to our property leases worldwide.

Disclosures about Contractual Obligations and Commercial Commitments

As disclosed in our Current Report on Form 8-K filed with the SEC on October 8, 2010, total contractual obligations at May 31, 2010, were $327.9 million not including an estimated liability for uncertain tax positions.  At February 28, 2011, we had recorded a liability for uncertain tax positions of $5.4 million. Over the next 12 months, we do not expect any significant cash payments or significant additional changes related to these uncertain tax positions.  See Note 11, Income Taxes.

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

We have entered into operating leases for most of our U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are sometimes referred to as a form of off-balance-sheet financing. As of February 28, 2011, we leased facilities and certain equipment under non-cancelable operating leases expiring between calendar year 2010 and 2018.  Rent expense under operating leases for the third quarter and first nine months of fiscal 2011 was $6.7 million and $20.2 million, respectively, compared to $6.6 million and $19.9 million for the similar periods of fiscal 2010.

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

We do not use forward contracts for trading purposes. Our foreign currency forward contracts are generally short-term in nature, typically maturing within 90 days or less. We mark to market all contracts at the end of each reporting period and unrealized gains and losses are included in our results of operations for that period. Our ultimate realized gain or loss with respect to currency fluctuations will depend on the currency exchange rates and other factors in effect as the contracts mature. The net fair value of our foreign currency forward contracts was a net liability of $1.5 million and net asset of $6.5 million as of February 28, 2011 and May 31, 2010 and was included in other current liabilities and prepaid expenses and other current assets, respectively, on our Condensed Consolidated Balance Sheets. See Note 9, Fair Value Measurements.  For the three and nine month period ended February 28, 2011, we recorded net realized and unrealized losses of $5.5 million and $5.7 million, respectively, related to foreign currency forward contracts, as compared to a net realized and unrealized gain of $5.1 million and a net realized and unrealized loss of $0.8 million for the similar periods last year.  All gains and losses from foreign currency forward contracts have been classified as general and administrative expense in our Condensed Consolidated Statements of Operations.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, for information regarding recently issued accounting pronouncements that may impact our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed in our Current Report on Form 8-K filed with the SEC on October 8, 2010, our major market risk exposure relates to adverse changes in foreign currency exchange rates and adverse fluctuations in interest rates with respect to our senior convertible notes. We believe our exposure associated with these market risks has not changed materially since May 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintained disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of February 28, 2011.

Our evaluation does not include an assessment of the effectiveness of Enwisen’s disclosure controls and procedures.  SEC guidance regarding the reporting of internal control over financial reporting in connection with a material acquisition allows management to omit an assessment of the acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year.  Accordingly, we have excluded Enwisen from the scope of our current assessment.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act) during the quarter ended February 28, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14, Commitments and Contingencies — Legal, for information regarding certain legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

We documented our risk factors in Item 1A of Part I of our Annual Report on Form 10-K for our fiscal year ended May 31, 2010. There have been no material changes to our risk factors since the filing of that report, except for the modifications reflected in the risk factor listed below.  These risk factors could materially harm our business, operating results and financial condition and/or negatively affect our stock price. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition.

As previously reported in our Current Report on Form 8-K filed with the SEC on March 14, 2011, we received an unsolicited, non-binding proposal to acquire all of our outstanding common stock at a price of $11.25 per share in cash. We also reported that our board of directors had retained Barclays Capital, Inc. as our financial advisor to assist in evaluating the proposal, as well as other possible strategic alternatives and that we did not intend to comment further regarding the matter unless and until an agreement is reached, discussions have been terminated or the board concludes its strategic review.  There can be no assurance that a transaction will occur.  We will continue to conduct business in the ordinary course and pursue the sale of our products and services.  The developments described in that Form 8-K report may adversely impact our business and our revenues for the fourth quarter of fiscal 2011 and the near term.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of our common stock for the three months ended February 28, 2011:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
December 1 - 31, 2010	—	$—	—	$127,343,773
January 1 - 31, 2011	344,490	$8.77	344,490	$124,322,974
February 1 - 28, 2011	—	$—	—	$124,322,974
Total third quarter fiscal 2011	344,490	$8.77	344,490

(1)          In November 2006, our Board of Directors approved a share repurchase program of up to $100.0 million of our common stock.  The Board of Directors increased this maximum to $200.0 million in April 2007 and to $400.0 million on July 10, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See Index to Exhibits on page 55 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2011

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

*              Interactive Data Files in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets at February 28, 2011 and May 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2011 and February 28, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2011 and February 28, 2010, and (iv) Notes to Condensed Consolidated Financial Statements.  In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.